Form 10QSB
period 1998-12-31
GUIDELINE CAPITAL CORP
filed 1999-02-05
CIK 859916

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                          Form 10-QSB


                     Quarterly Report Under
               the Securities Exchange Act of 1934

                For Quarter Ended: December 31, 1998

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of December 31, 1998, was 500,000 shares.

                             PART I

ITEM 1.   FINANCIAL STATEMENTS.

          The unaudited financial statements for the six month period ended December 31, 1998, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

          The Company generated no revenues during the six month period ending December 31, 1998. Management anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

          (a)   Exhibits

                EX-27  Financial Data Schedule

          (b)   Reports on Form 8-K - NONE

                 GUIDELINE CAPITAL CORPORATION
                 (A Development Stage Company)

                   (A Delaware corporation)

                        BALANCE SHEET

                                     Unaudited
                                    December 31,      Audited
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
                                   =============   ==============


                 GUIDELINE CAPITAL CORPORATION
                 (A Development Stage Company)

                    (A Delaware corporation)

               STATEMENT OF REVENUES AND EXPENSES

                              For the      For the      Period
                                Six          Six        8/31/89
                               Months       Months    (Inception)
                               Ended        Ended          to
                              12/31/98     12/31/97     12/31/98
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
                              ========     ========     ========




                     GUIDELINE CAPITAL CORPORATION
                      (a Development Stage Company)

                        (A Delaware corporation)


                         STATEMENT OF CASH FLOWS

                                                                          Period
                                           For the      For the          8/31/89
                                         Six Months    Six Months     (Inception)
                                            Ended        Ended              to
                                          12/31/98      12/31/97        12/31/98
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



NOTE 1.
-------

The Company initially authorized 15,000,000 shares of $.001 par value common stock. In August 1989, the Company issued 500,000 shares of common stock valued at $500 for cash.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of
(a) the results of operations for the six month periods ended December 31, 1998 and 1997, and for the periods from inception at August 31, 1989 to December 31, 1998, (b) financial position at December 31, 1998 and June 30, 1998, and (c) the cash flows for the six months ended December 31, 1998 and 1997 and for the period from inception, August 31, 1989 to December 31, 1998, have been made.

NOTE 2.
------

The results for the six month period ended December 31, 1998, are not necessarily indicative of the results for the entire fiscal year ended June 30, 1999.

                             SIGNATURES


          Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GUIDELINE CAPITAL CORPORATION
                              (Registrant)

                              Dated:  February 4, 1999



                              By:  s/Adam Stull
                                 --------------------------------
                                 Adam Stull, President

                  GUIDELINE CAPITAL CORPORATION

        Exhibit Index to Quarterly Report on Form 10-QSB
            For the Quarter Ended December 31, 1998

EXHIBITS                                                Page No.

  EX-27     Financial Data Schedule . . . . . . . . . . .    10