Form 10QSB
period 1999-03-31
GUIDELINE CAPITAL CORP
filed 1999-05-11
CIK 859916

U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                          Form 10-QSB

                     Quarterly Report Under
               the Securities Exchange Act of 1934

                For Quarter Ended: March 31, 1999

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 1999, was 500,000 shares.

                             PART I

ITEM 1.   FINANCIAL STATEMENTS.

          The unaudited financial statements for the nine month period ended March 31, 1999, are attached hereto.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein.

          The Company generated no revenues during the nine month period ended March 31, 1999. Management anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of merging with a nonaffiliated entity or acquiring assets from the same.

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

Year 2000 Disclosure

          Many existing computer programs use only two digits to identify a year in the year field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company has nominal assets, including no personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company after the Company successfully consummates a merger or acquisition. Management intends to address this potential problem with any prospective merger or acquisition candidate. There can be no assurances that new management of the Company will be able to avoid a problem in this regard after a merger or acquisition is so consummated.

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

          (a)   Exhibits

                EX-27  Financial Data Schedule

          (b)   Reports on Form 8-K - NONE

                 GUIDELINE CAPITAL CORPORATION
                 (A Development Stage Company)

                   (A Delaware corporation)

                        BALANCE SHEET

                                    Unaudited
                                     March 31,        Audited
                                       1999        June 30, 1998
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
                                   =============   ==============

                 GUIDELINE CAPITAL CORPORATION
                 (A Development Stage Company)

                    (A Delaware corporation)

               STATEMENT OF REVENUES AND EXPENSES

                              For the      For the      Period
                                Nine         Nine       8/31/89
                               Months       Months    (Inception)
                               Ended        Ended          to
                              3/31/99      3/31/98      3/31/99
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
                              ========     ========     ========

                     GUIDELINE CAPITAL CORPORATION
                      (a Development Stage Company)

                        (A Delaware corporation)


                         STATEMENT OF CASH FLOWS

                                                                       Period
                                            For the       For the     8/31/89
                                          Nine Months   Nine Months (Inception)
                                             Ended         Ended        to
                                            3/31/99       3/31/98     3/31/99
                                            --------      --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES

  Cash Received from Operating Activities   $      0      $      0    $     0
  Cash Paid for Operating Activities               0             0          0
                                            --------      --------    -------
Net Cash Used By Operating Activities              0             0          0

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Used in Investing Activities              0             0       (500)

CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash From Financing Activities                 0             0        500
                                            --------      --------    -------
Net Decrease in Cash and Cash Equivalents          0             0          0

Cash and Cash Equivalents at
  Beginning of Period                              0             0          0
                                            --------      --------    -------
Cash and Cash Equivalents at
  End of Period                             $      0      $      0    $     0
                                            ========      ========    =======


Reconciliation of Net Profit to Net Cash
Provided by Operating Activities:

   Net Income/(Loss)                        $      0      $   (100)   $(1,300)

   Adjustments to Reconcile Net Income
   to Net Provided by Operating Activities:
   Amortization and Depreciation Expense           0             0        500
   Increase in Accounts Payable                    0           100        800

          Total Adjustments                        0           100      1,300
                                            --------      --------    -------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                      $      0      $      0    $     0
                                            ========      ========    =======

                  GUIDELINE CAPITAL CORPORATION

                  (A Development Stage Company)


             NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1.

The Company initially authorized 15,000,000 shares of $.001 par value common stock. In August 1989, the Company issued 500,000 shares of common stock valued at $500 for cash.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the nine month periods ended March 31, 1999 and 1998, and for the periods from inception at August 31, 1989 to March 31, 1999, (b) financial position at March 31, 1999 and June 30, 1998, and (c) the cash flows for the nine months ended March 31, 1999 and 1998 and for the period from inception, August 31, 1989 to March 31, 1999, have been made.

NOTE 2.

The results for the nine month period ended March 31, 1999, are not necessarily indicative of the results for the entire fiscal year ended June 30, 1999.

                                   SIGNATURES


          Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GUIDELINE CAPITAL CORPORATION
                                (Registrant)

                                Dated: May 1, 1999



                                By: s/Adam Stull
                                 --------------------------------------
                                 Adam Stull, President

                  GUIDELINE CAPITAL CORPORATION

         Exhibit Index to Quarterly Report on Form 10-QSB
               For the Quarter Ended March 31, 1999

EXHIBITS                                                 Page No.

  EX-27   Financial Data Schedule. . . . . . . . . . . . . . . 10