Form 10KSB
period 1999-06-30
GUIDELINE CAPITAL CORP
filed 1999-08-31
CIK 859916

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]    Annual  Report  Pursuant  to  Section  13 or
                         15(d) of the Securities Exchange Act of 1934

[ ]    Transitional Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the fiscal year ended June 30, 1999

                           Commission File No. 0-24755

                          GUIDELINE CAPITAL CORPORATION
                          -----------------------------
                 (Name of small business issuer in its charter)

                      ------------------------------------
                     (Former name of small business issuer)

            Delaware                                          33-0379106
            --------                                          ----------
(State or other jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                          Identification Number)

                              6 Venture, Suite 207
                                   Irvine, CA
                                 (949) 453-9262
                                 --------------
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

         Securities registered under Section 12(b) of the Exchange Act:
                                      none

        Securities registered under to Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes X   No
                                    ---    ---
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. x
                 ---
                          (Continued on Following Page)

Issuer's revenues for its most recent fiscal year: $ -0-

State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of June 30, 1999: $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1999, there were 500,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

                 This Form 10-KSB consists of Thirty One Pages.
                    Exhibit Index is Located at Page Thirty.

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                          GUIDELINE CAPITAL CORPORATION

                                                              PAGE

Facing Page
Index
PART I
Item 1.   Description of Business.........................       4
Item 2.   Description of Property.........................      13
Item 3.   Legal Proceedings...............................      14
Item 4.   Submission of Matters to a Vote of
               Security Holders...........................      14

PART II
Item 5.   Market for the Registrant's Common Equity
               and Related Stockholder Matters............      14
Item 6.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations.................................      15
Item 7.   Financial Statements............................      16
Item 8.   Changes in and Disagreements on Accounting
               and Financial Disclosure...................      25


PART III
Item 9.   Directors, Executive Officers, Promoters
               and Control Persons; Compliance with
               Section 16(a) of the Exchange Act..........      25
Item 10.  Executive Compensation..........................      26
Item 11.  Security Ownership of Certain Beneficial
               Owners and Management......................      27
Item 12.  Certain Relationships and Related
               Transactions...............................      28

PART IV
Item 13.  Exhibits and Reports of Form 8-K................      28



SIGNATURES................................................      29

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

         Guideline Capital Corporation (the "Company") was incorporated on August 31, 1989, under the laws of the State of Delaware to engage in any lawful corporate undertaking, including but not limited to selected mergers and acquisitions. The Company has been in the developmental stage since inception and has undertaken no business operations to date. Other than issuing shares to its original shareholders, the Company has never commenced any operational activities. As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger, acquisition, or asset purchase with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose, described below under "PART II, Item 6(a), Plan of Operation."

         The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. In order to comply with these various limitations, management does not intend to undertake any efforts to sell any additional securities of the Company, either debt or equity, or cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein. Relevant thereto, each shareholder of the Company has executed and delivered a "lock-up" letter agreement, affirming that they shall not sell their respective shares of the Company's common stock until such time as the Company has successfully consummated a merger or acquisition and the Company is no longer classified as a "blank check" company. In order to provide further assurances that no trading will occur in the Company's securities until a merger or acquisition has been consummated, each shareholder has agreed to place their respective stock certificate with the Company's legal counsel who will not release these respective certificates until such time as legal counsel has confirmed that a merger or acquisition has been successfully consummated. However, while management believes that the procedures established to preclude any sale of the Company's securities prior to closing of a merger or acquisition will be sufficient, there can be no assurances that the procedures established relevant herein will unequivocally limit any shareholder's ability to sell their respective securities before such closing.

         As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company's principal business purpose, described below under "PART II, Item 6(a) - Plan of Operation."

         The Company's business is subject to numerous risk factors, including the following:

         Going Concern; No Operating History or Revenue and Minimal Assets. The Company's financial statements accompanying this report have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

         Speculative Nature of Company's Proposed Operations. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

         Scarcity of and Competition for Business Opportunities and Combinations. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

         No Agreement for Business Combination or Other Transaction-No Standards for Business Combination. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

         Continued Management Control, Limited Time Availability. While seeking a business combination, management anticipates devoting up to twenty hours per month to the business of the Company. None of the Company's officers has entered into a written employment agreement with the Company and none is expected to do so in the foreseeable future. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations. See "PART III, Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With
Section 16(a) of the Exchange Act."

         Conflicts of Interest - General. Officers and directors of the Company may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers, directors or partners, or in which they or their family members own or hold any ownership interest.

         Reporting Requirements May Delay or Preclude Acquisition. Sections 13 and 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

         Lack of Market Research or Marketing Organization. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

         Lack of Diversification. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with a business opportunity. Consequently, the Company's activities may be limited to those engaged in by business opportunities which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

         Regulation. Although the Company is subject to regulation under the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

         Probable Change in Control and Management. A business combination involving the issuance of the Company's Common Shares will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's Common Shares held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

         Reduction of Percentage Share Ownership Following Business Combination. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued Common Shares of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company.

         Disadvantages of Blank Check Offering. The Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

         Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

         Requirement of Audited Financial Statements May Disqualify Business Opportunities. Management of the Company believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

         The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered corporation. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. See "PART II, Item 7 - Financial Statements." This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

         The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

         The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

         The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act"), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

         Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/ acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

         The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

         It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company. However, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

Acquisition of Opportunities

         In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any terms of sale of the shares presently held by officers and/or directors of the Company will be also afforded to all other shareholders of the Company on similar terms and conditions. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

         It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future.

         While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

         As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

         With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

         The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

         As stated herein above, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 34 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

Employees

         During the fiscal year ended June 30, 1999, the Company had two non-salaried employees, its President and its Secretary. See "PART II, Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance With
Section 16(a) of the Exchange
Act."

ITEM 2.  DESCRIPTION OF PROPERTY

         Facilities. The Company operates from offices located at 6 Venture, Suite 207, Irvine, CA 92618. This space is provided to the Company on a rent free basis by Bryan A. Gianesin, legal counsel to the Company, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. See "PART II, Item 7 - Financial Statements." The Company reimburses its legal counsel for any out-of-pocket costs incurred by him on behalf of the Company, such as long distance telephone toll charges, office supplies and small, miscellaneous expenses, provided that sufficient funds for the same are available. As of the date of this report, the Company has no funds available to reimburse any person for expenses. However, the Company's attorney has agreed to continue to advance any necessary costs until the Company successfully consummates a merger or acquisition.

         Other Property.  The Company owns no other property.

ITEM 3.   LEGAL PROCEEDINGS

         There are no material legal proceedings which are pending or have been threatened against the Company of which management is aware as of the date of this report.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no meetings of shareholders during the fiscal year ended June 30, 1999. The Company's Board of Directors expects that a meeting will take place before the end of 1999.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
SHAREHOLDER MATTERS

         (a) Market Information. There is presently no trading market for the common stock of the Company.

         (b) Holders. There are ten (10) holders of the Company's Common Stock.

         As of the date of this report all 500,000 shares of the Company's Common Stock are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

         (c) Dividends.

         (1) The Company has not paid any dividends on its Common Stock. The Company does not foresee that the Company will have the ability to pay a dividend on its Common Stock in the future until such time as the Company successfully consummates a merger or acquisition, of which there can be no assurance. In addition, once such a merger or acquisition is so consummated, there can be no assurance that the Company will pay any dividends on its securities.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's audited financial statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward looking statements.

         (a) Plan of Operation.

         The Company intends to seek to acquire assets or shares of an entity actively engaged in business, in exchange for its securities. As of the date of this report, management of the Company has had preliminary discussions with potential merger or acquisition candidates, but there is no definitive agreement between the Company and any third party relevant thereto. In the event the Company does enter into an agreement with such a third party, the Board of Directors does intend to obtain certain assurances of value of the target entity assets prior to consummating such a transaction, with further assurances that an audited financial statement would be provided within sixty days after closing of such a transaction. Closing documents relative thereto will include representations that the value of the assets conveyed to or otherwise so transferred will not materially differ from the representations included in such closing documents, or the transaction will be voidable.

         The Company has no full time employees. The Company's President and Secretary have agreed to allocate a portion of their time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

         Because the Company presently has nominal overhead and no material financial obligations, management of the Company believes that the Company's short term cash requirements can be satisfied by management injecting whatever nominal amounts of cash into the Company to cover these incidental expenses. There are no assurances whatsoever that any additional cash will be made available to the Company through any means.

Year 2000 Disclosure

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. As a result, many companies will be required to undertake major projects to address the Year 2000 issue. Because the Company has no assets, including any personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company after the Company successfully consummates a merger or acquisition. Management intends to address this potential problem with any prospective merger or acquisition candidate. There can be no assurances that new management of the Company will be able to avoid a problem in this regard after a merger or acquisition is so consummated.

ITEM 7.  FINANCIAL STATEMENTS

                      GUIDELINE CAPITAL CORPORATION
                      (a Development Stage Company)

                        (A Delaware corporation)

















                          FINANCIAL STATEMENTS
                                  AND
                      INDEPENDENT AUDITOR'S REPORT

                For the Fiscal Years Ended June 30, 1999
                            and June 30, 1998
             and for the Period August 31, 1989 (inception)
                         through June 30, 1999

                                  INDEX



                                                                            PAGE


Independent Auditor's Report                                                1

Balance Sheets                                                              2

Statements of Revenues and Expenses                                         3

Statements of Cash Flows                                                    4

Statements of Changes in Stockholders' Equity/(Deficit)                     5

Notes to Financial Statements                                               6

GARY A. CASE
CERTIFIED PUBLIC ACCOUNTANT
Brea Corporate Plaza
3230 E. Imperial Highway, Ste. 200
Brea, California 92821-6734                                             Member
Telephone: (714)986-1850                                 Calif Society of CPAS
Facsimile: (714)986-1855                    Licensed in California and Florida
------------------------------------------------------------------------------



INDEPENDENT AUDITOR'S REPORT
----------------------------

TO THE BOARD OF DIRECTORS
OF GUIDELINE CAPITAL CORPORATION

We have audited the accompanying balance sheets of GUIDELINE CAPITAL CORPORATION (a Development Stage Company) as of June 30, 1999 and June 30, 1998, the related statements of Revenues and Expenses, Changes in Stockholders' Equity/(Deficit) and Cash Flows for the Fiscal Years ended June 30, 1999, June 30, 1998, and the period August 31, 1989 (inception) through June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted the audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage of operations and has not generated revenues from operations. Because the Company is in the development stage of operations, substantial doubt is raised about its ability to continue as a going concern. The Company's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GUIDELINE CAPITAL CORPORATION as of June 30, 1999 and June 30, 1998 and the results of its operations and its cash flows for the Fiscal Years ended June 30, 1999, June 30, 1998, and the period August 31, 1989 (inception) through June 30, 1999 in conformity with generally accepted accounting principals.




s/Gary A. Case
-------------------------------------
GARY A. CASE, CPA
Brea, California







                      GUIDELINE CAPITAL CORPORATION
                      (a Development Stage Company)

                        (A Delaware corporation)



                               BALANCE SHEETS

ASSETS:                                         June 30,   June 30,
                                                  1999       1998
                                                --------   --------
   Current Assets                               $      0   $      0

   Organization Costs (net of $500
      accumulated amortization)                        0          0
                                                --------   --------
   Total Assets                                 $      0          0
                                                ========   ========

LIABILITIES

   Current Liabilities
     Accounts Payable                           $    900   $    800
                                                --------   --------
    Total Current Liabilities                        900        800
                                                --------   --------
    Total Liabilities                                900        800

STOCKHOLDERS' EQUITY
    Common Stock - Par Value $.001 per shares;
      15,000,000 Shares Authorized
      500,000 Shares Issued and Outstanding          500        500
    Additional Paid-In Capital                        --         --
    Retained Deficit, accumulated in the
      development stage                         (  1,400)   ( 1,300)
                                                --------   --------
    Total Stockholders' Equity                  (    900)   (   800)
                                                --------   --------
    Total Liabilities and Stockholders' Equity  $      0   $      0
                                                ========   ========









             See accompanying notes and accountant's report.


                                    2









                      GUIDELINE CAPITAL CORPORATION
                      (a Development Stage Company)

                        (A Delaware corporation)


                   STATEMENT OF REVENUES AND EXPENSES




                                                        Period
                                                       8/31/89
                         Fiscal        Fiscal        (Inception)
                       Year Ended    Year Ended           to
                         6/30/99       6/30/98         6/30/99
                         -------       -------         -------
REVENUE:

  Total Revenue          $     0       $     0         $     0
                         -------       -------         -------
EXPENSES:

  Amortization Cost            0             0             500
  Taxes and Licenses         100           100             900
                         -------       -------         -------
  Total Expenses             100           100           1,400
                         -------       -------         -------
Net Income/(Loss)        $ ( 100)      $ ( 100)        $(1,400)
                         =======       =======         =======

Net loss per share       $ .0002       $ .0002         $ .0028
                         =======       =======         =======



             See accompanying notes and accountant's report.


                                    3



                          GUIDELINE CAPITAL CORPORATION
                          (a Development Stage Company)

                            (A Delaware corporation)


                             STATEMENT OF CASH FLOWS


                                                                          Period
                                                                         8/31/89
                                           Fiscal        Fiscal        (Inception)
                                         Year Ended    Year Ended           to
                                           6/30/99       6/30/98         6/30/99
                                           -------       -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES

  Cash Received from Operating Activities  $     0       $     0         $     0
  Cash Paid for Operating Activities             0             0               0
                                           -------       -------         -------
Net Cash Used By Operating Activities            0             0               0
                                           -------       -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Used in Investing Activities            0             0            (500)
                                           -------       -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES

Net Cash From Financing Activities               0             0             500
                                           -------       -------         -------
Net Decrease in Cash and Cash Equivalents        0             0               0

Cash and Cash Equivalents at
  Beginning of Period                            0             0               0
                                           -------       -------         -------
Cash and Cash Equivalents at End of Period $     0       $     0         $     0
                                           =======       =======         =======


Reconciliation of Net Profit to Net Cash
Provided by Operating Activities:

   Net Income/(Loss)                       $ ( 100)      $ ( 100)        $(1,400)
                                           -------       -------         -------
   Adjustments to Reconcile Net Income
   to Net Provided by Operating Activities:
   Amortization and Depreciation Expense         0             0             500
   Increase in Accounts Payable                100           100             900
                                           -------       -------         -------
          Total Adjustments                    100           100           1,400
                                           -------       -------         -------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                     $     0       $     0         $     0
                                           =======       =======         =======



                       See accompanying notes and accountant's report.





                                   GUIDELINE CAPITAL CORPORATION
                                   (a Development Stage Company)

                                     (A Delaware corporation)


                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)


                              Number of              Additional    Retained
                                Common     Common     Paid-In      Earnings
                                Shares      Stock     Capital      (Deficit)   Total
                               -------    --------   --------      --------   -------
Balance as at August 31, 1989        -           -          -             -         -

Issuance of Common Stock       500,000    $    500          -             -    $  500
Net Income (Loss)
from August 31, 1989 (inception)
to June 30, 1991                     -           -          -          (283)     (283)
                               -------    --------   --------      --------    ------

Balance at June 30, 1999             0           0          0          (283)      217

Net Income (Loss)
from July 1, 1991
to June 30, 1996                     -           -          -          (817)     (817)
                               -------    --------   --------      --------    ------

Balance as at June 30, 1996    500,000         500          0        (1,100)     (600)

Net Income (Loss)                    -           -          -          (100)     (100)
                               -------    --------   --------      --------    ------

Balance at June 30, 1997       500,000         500          0        (1,200)     (700)

Net Income (Loss)                    -           -          -          (100)     (100)
                               -------    --------   --------      --------    ------

Balance at June 30, 1998       500,000         500          0        (1,300)     (800)

Net Income (Loss)                    -           -          -          (100)     (100)
                               -------    --------   --------      --------    ------

Balance as at June 30, 1999    500,000    $    500   $      0      $ (1,400)  $  (900)
                               =======    ========   ========      ========   =======









                 See accompanying notes and accountant's report.

                                        5

                          GUIDELINE CAPITAL CORPORATION
                          (a Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                      as of June 30, 1999 and June 30, 1998



NOTE 1: SUMMARY SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------

The Guideline Capital Corporation, a Delaware Corporation, was incorporated on August 31, 1989. The Company intends to engage in one or more mergers with or acquisitions of target entities which may be private companies, partnerships, or sole proprietorship.

The Company is in the development stage, not yet commencing it's planned principal operations. The Company has not yet generated any revenue. The Company is currently negotiating to merge or acquire certain target entities with profitable operations or substantial capital.

Net loss per common share is based on the weighted average of common shares outstanding during the period. As of June 30, 1999 and June 30, 1998 there were 500,000 outstanding shares of common stock.


NOTE 2: INCOME TAXES
--------------------

The Company has not filed required federal income tax returns from inception through 1998. Due to the late filing of these tax returns a minimum penalty of $900.00 has been accrued and included in accounts payable on the balance sheet.


NOTE 3: CAPITALIZATION
----------------------

Guideline Capital Corporation initially authorized 15,000,000 shares of common stock at a par value $.001 per share.

On August 31, 1989, Guideline Capital Corporation issued 500,000 shares of stock at $.001 per share for $500. These shares have been issued to ten individuals based on the cash contributed.


NOTE 4: RELATED PARTY EVENTS
----------------------------

The Company maintains its principal offices in space provided by a shareholder of the company on a rent free basis. The office is located 6 Venture, Suite 207, Irvine, California.


NOTE 5: YEAR END DATE
---------------------

The Company's year end is June 30.


                                    6

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.
                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Directors are elected for one year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors.

         The Directors and Officers of the Company as of the date of this report are as follows:

         Name                        Age           Position
         ----                        ---           --------

         Adam Stull                  37       President, Director

         Libby Stull                 43       Secretary, Director

         George Unwin                53       Director

         All Directors of the Company will hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office until their death or until they resign or are removed from office.

         Adam Stull and Libby Stull are brother and sister. Otherwise, there are no other family relationships among the officers and directors. There is no arrangement or understanding between the Company (or any of its directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

         (b) Resumes

     Adam Stull, President and a director. Mr. Stull has held his positions with the Company since he was elected on December 15, 1997. From October 1997 through the present, Mr. Stull has been a partner of Goldberg Burke & Stull, LLP, now Burke & Stull, Attorneys, Los Angeles, California, engaged in the practice of law, emphasizing criminal law and general business matters. Prior to that, Mr. Stull was a partner in the firm of Stull & Stull, Bakersfield, California from January 1994 to September 1997. From 1993 to 1994, Mr. Stull was an assistant at Pacific Coast Chemicals, Berkeley, California. Mr. Stull received a Juris Doctor degree from California Western School of Law, San Diego in 1988 and a Bachelor of Arts degree from the University of California, Santa Barbara in 1984.

     Libby Stull, Secretary and Director. Ms. Stull has held her position with the Company since she was elected on December 15, 1997. From April 1999 to the present, Ms. Stull has been an independent contractor for legal services. From December 1997 to April 1999, Ms. Stull was employed by Goldberg Burke & Stull, LLP, Attorneys, Irvine, California, engaged in the practice of law, emphasizing civil litigation and general business matters. Prior to that, Ms. Stull was a partner in the firm of Stull & Stull, Bakersfield, California from 1994 to 1997. Ms. Stull was engaged in a general law practice as a sole practitioner from 1990 to 1993. Ms. Stull received a Juris Doctor degree from Hastings College of Law, San Francisco, California in 1981 and a Bachelor of Arts, Political Science degree from UCLA in 1978.

     George Unwin, Director. Mr. Unwin has held his position with the Company since he was elected on December 15, 1997. Since 1993, Mr. Unwin has been a self-employed, free-lance writer of advertising and marketing materials in Southern California. He creates advertising and marketing materials for a host of private clients and has written advertising copy for numerous local newspaper and magazine publishers.

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. As of the date of this report, the Company has not received any such filings from the applicable persons responsible for filing these reports.
However, it is believed that there has been no change in each applicable persons' ownership of the Company's securities since they acquired the same.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

         The following table reflects all forms of compensation for services to the Company for the fiscal years ended June 30, 1999 and 1998 of the chief executive officer of the Company.


                           SUMMARY COMPENSATION TABLE


                                             Long Term Compensation
                                          ----------------------------

                   Annual Compensation          Awards         Payouts
                  ---------------------   -------------------- -------
                                                    Securities
                                 Other                 Under-             All
Name                             Annual   Restricted   lying             Other
and                              Compen-    Stock     Options/   LTIP    Compen-
Principal         Salary  Bonus  sation    Award(s)     SARs   Payouts   sation
Position    Year   ($)     ($)    ($)        ($)        (#)      ($)      ($)
----------  ----  ------  -----  ------    --------   -------   -------  ------
Adam Stull,
President & 1999  $    0  $   0  $    0    $      0         0   $     0  $    0
Director    1998  $    0  $   0  $    0    $      0         0   $     0  $    0
-------------------------
<F1>
(1)      It is not  anticipated  that any executive  officer of the Company will receive compensation  exceeding $100,000 until such time as the Company successfully consummates a business combination.

         The Company maintains a policy whereby the directors of the Company may be compensated for out of pocket expenses incurred by each of them in the performance of their relevant duties. The Company did not reimburse any director for such expenses during the fiscal year ended June 30, 1999.

         In addition to the cash compensation set forth above, the Company reimburses each executive officer for expenses incurred on behalf of the Company on an out-of-pocket basis. The Company cannot determine, without undue expense, the exact amount of such expense reimbursement. However, such reimbursements did not exceed, in the aggregate, $1,000 during fiscal year 1999.

         There are no bonus or incentive plans in effect, nor are there any understandings in place concerning additional compensation to the Company's officers.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     (a) and (b) Security Ownership of Certain Beneficial Owners and Management.

         The table below lists the beneficial ownership of the Company's voting securities by each person known by the Company to be the beneficial owner of more than 5% of such securities, as well as by all directors and officers of the Company. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                    Name and          Amount and
                   Address of          Nature of
                   Beneficial         Beneficial       Percent of
Title of Class       Owner              Owner             Class
-----------------------------------------------------------------

Common        Adam Stull(1)               125,000            25%
              6 Venture, Ste. 207
              Irvine, CA 92618

Common        Libby Stull(1)              100,000            20%
              6 Venture, Ste. 207
              Irvine, CA 92618

Common        George Unwin(1)             100,000            20%
              23721 Arjay Way
              Laguna Niguel, CA 92618

Common        All Officers and            325,000           65%
              Directors as a
              Group (3 persons)

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         There were no related party transactions which occurred during the past two years and which are required to be disclosed pursuant to the requirements included under Item 404 of Regulation S-B.

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits

         The following Exhibits were filed with the Securities and Exchange Commission in the Exhibits to Form 10-SB, filed on or about August 6, 1998, and are incorporated by reference herein:

         3.1  Certificate and/or Articles of Incorporation

         3.2  Bylaws


(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the fiscal year ended June 30, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 31, 1999.

                                        GUIDELINE CAPITAL CORPORATION
                                        (Registrant)


                                        By:/s/ Adam Stull
                                           -----------------------------------
                                           Adam Stull, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 31, 1999.



/s/ Adam Stull
--------------------------------
Adam Stull, Director


/s/ Libby Stull
--------------------------------
Libby Stull, Director


/s/ George Unwin
--------------------------------
George Unwin, Director

                          GUIDELINE CAPITAL CORPORATION

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-KSB
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

EXHIBITS                                                                Page No.

  27      Financial Data Schedule.............................................31