Form 10QSB/A
period 1999-09-30
HOLLYWOOD PARTNERS COM INC
filed 1999-11-16
CIK 859916

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549



                           FORM 10-QSB/A


     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999


     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the transition period from ________ to _______

                    Commission File Number 000-24755


                     HOLLYWOOD PARTNERS.COM, INC.
     (Exact name of Registrant as specified in its charter)


          DELAWARE	                           33-0379106
(State or other Jurisdiction of	           (I.R.S. Employer
 incorporation or organization)	       Identification Number)

     1800 Avenue of the Stars, Suite 480, Los Angeles, CA 90067
        (Address of principal executive offices) (Zip Code)


    	                     (310) 552-0555
       (Registrant's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the preceding twelve months ended December 31, 1998 (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

	                  Yes: 	X		No:

The number of shares of the Registrant's Common Stock, par value
$.001 per share outstanding on November 15, 1999 is 8,000,000.

                     HOLLYWOOD PARTNERS.COM, INC.

                               CONTENTS

PART 1 - FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:

Balance Sheets - September 30, 1999 (unaudited)
and December 31, 1998        	                                     3

Statements of Operations (unaudited):
Three Month Periods Ended September 30, 1999 and 1998               5
Nine Month Periods Ended September 30, 1999 and 1998                6

Statement of Stockholders' Equity (Deficit)(unaudited):
Nine Month Period Ended September 30, 19                            7

Statements of Cash Flows (unaudited)
Nine Month Periods Ended September 30, 1999 and 1998  	        8

Notes to the Financial Statements                                  10


ITEM 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations                                11

PART II - OTHER INFORMATION

ITEM 5.	Other Information                                     14
Signature                                                         15

                         HOLLYWOOD PARTNERS.COM, INC.
                           CONSOLIDATED BALANCE SHEET
                  As of September 30, 1999 and December 31, 1998

ASSETS
                                                     September 30,
                                                    1999       December 31,
                                                (Unaudited)        1998
                                                ---------      -----------
Current assets
  Cash and cash equivalents                     $ 427,035     $  243,834
  Accounts receivable, less allowance
  for doubtful accounts of $61,803
  and $21,472                                     208,016        819,856
  Inventories                                     258,162         94,932
  Prepaid expenses and
  other current assets                            108,120        111,813
                                                ---------     -----------
    Total Current Assets                        1,001,334      1,270,435

Equipment
  Computer equipment                                4,804            -
                                                --------      -----------
                                                    4,804            -
  Less accumulated depreciation                         -            -
                                                   --------   ----------
    Total Fixed Assets                              4,804            -
                                                ----------     ----------
  Total Assets                                  $1,006,138     $1,270,435
                                                 =========      ==========


See accompanying notes to consolidated financial statements

                        HOLLYWOOD PARTNERS.COM, INC.
                         CONSOLIDATED BALANCE SHEET
                    As of September 30, 1999 and December 31, 1998

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       September 30,
                                                     1999      December 31,
                                                  (Unaudited)      1998
                                                  ---------     ---------
Current liabilities
  Loan from related parties                       $272,343      $953,301
  Convertible notes payable                        375,000            -
  Accounts payable                                 117,256       252,668
  Accrued expenses                                  90,652        66,127
                                                  --------     ---------
    Total Current Liabilities                      855,252     1,272,096


Stockholders' equity (deficit)
  Common stock, $.001 par value;
  authorized 1,000,000 shares; issued
  and outstanding 1,000 shares                       8,000         8,000

  Additional paid-in capital                       500,000           -

  Accumulated deficit                             (357,114)       (9,661)
                                                  --------      ---------
  Total Stockholders' Equity  (deficit)            150,886        (1,661)
                                                   -------      ---------
  Total Liabilities & Stockholders' Equity      $1,006,138     $1,270,435
                                                  =========    ==========

See accompanying notes to consolidated financial statements

                        HOLLYWOOD PARTNERS.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                       Three Months Ended
                                                        September 30,
                                                        1999          1998
                                                     --------     -----------
Net revenues                                         $279,446     $  553,944
Cost of sales                                          99,130        286,876
                                                     --------     ----------
      Gross profit                                    180,316        267,067
Operating expenses
  Research and development                              7,594         81,772
  Sales and marketing                                 182,172        193,557
  General and administrative                           86,313         13,228
                                                     --------     ----------
    Total operating expenses                          276,079        288,557

    Loss from operations                              (95,763)       (21,490)

Other income (expense)                                      -          4,502
                                                     ---------    -----------
     Total other income                                     -           4,502
                                                     ---------    -----------
Net loss allocable to common shareholders            $(95,763)     $ (16,988)
                                                      ========    ===========
Basic and diluted net loss per common share          $  (0.01)     $  (0.002)
                                                      ========     ==========
Basic and diluted  weighted average
   shares of common stock                             8,000,000    8,000,000
                                                      =========    =========

See accompanying notes to consolidated financial statements

                            HOLLYWOOD PARTNERS.COM, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Nine Months Ended
                                                     September 30,
                                                    1999          1998
                                               -----------     ---------
Net revenues                                   $1,019,155      $708,587

Cost of sales                                     600,667       398,481
                                               -----------     --------
      Gross profit                                418,488       310,105

Operating expenses
  Research and development                         12,489       208,291
  Sales and marketing                             568,965       256,725
  General and administrative                      269,404        63,125
                                                  -------       -------
    Total operating expenses                      850,858       528,141

    Loss from operations                         (432,370)     (218,036)

Other income (expense)
  Other income (expense)                           84,441         5,731
  Interest income                                     476             -
                                                   ------       -------
    Total other income (expense)                   84,917         5,731
    Net loss allocable to
    common shareholders                         $(347,453)    $(212,305)
                                                =========    ==========
Basic and diluted net loss
   per common share                             $   (0.04)    $   (0.03)
                                                ==========   ===========
Basic and diluted weighted average
   shares of common stock                        8,000,000     8,000,000

See accompanying notes to consolidated financial statements

                  HOLLYWOOD PARTNERS.COM, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                Nine Months Ended September 30, 1999
                        (Unaudited)

                                                     Common Stock
                                                        Shares       Amount
                                                     ---------     --------
Balance, January 1, 1999                             8,000,000     $  8,000

Prior year adjustment

Shareholders' contribution

Net Loss
                                                     ---------      --------
Balance, September 30, 1999                          8,000,000      $  8,000
                                                     =========      ========


                                                     Common Stock
                                        Additional
                                         Paid-In      Accumulated
                                         Capital        Deficit       Total
                                       ----------   ----------     ---------
Balance, January 1, 1999                 $      -     $ (9,661)    $ (1,661)

Shareholders' contribution                  500,000                 500,000

Net Loss                                              (347,453)    (347,453)
                                          ---------  ---------     ---------
Balance, September 30, 1999                $500,000  ($357,114)    $150,886
                                           ========  ==========     ========


See accompanying notes to consolidated financial statements

                      HOLLYWOOD PARTNERS.COM, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine Months
                                                     Ended September 30,
1999 1998
                                                    ----------    ---------
Increase (Decrease) in Cash and
   Cash Equivalents
Cash flows from operating activities:
Net loss                                             $(347,450)    $(212,305)
Changes in operating assets and
  liabilities:
(Increase) decrease in:
Accounts receivable,  net                              611,840      (141,272)
Inventories                                           (163,231)     (236,687)
Prepaid expenses and other current assets                3,693       (74,419)
Loan from related parties                             (680,958)      411,822
Accounts payable                                      (135,412)      239,219
Accrued expenses                                        24,526         7,128
                                                      --------       -------
Cash and cash equivalents used
  in operating activities                             (686,995)       (6,514)
Cash flows from investing activities:
Purchase of computer equipment                          (4,804)          -
                                                       --------       ------
Cash and cash equivalents used
  in investing activities                               (4,804)          -

Cash flows from financing activities:
Proceeds from additional paid-in capital               500,000           -
Proceeds from convertible notes payable,
  short term                                           375,000           -
                                                       -------       --------
Cash and cash equivalents provided by
  financing activities                                 875,000           -
                                                       -------        -------
Increase (decrease) in cash and                        183,201        (6,514)
  cash equivalents
Cash and cash equivalents, beginning
  of period                                            243,834             -
                                                     ---------     ---------
Cash and cash equivalents, end of period             $ 427,035     $  (6,514)
                                                      ========     =========


                            HOLLYWOOD PARTNERS.COM, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

                                                            Nine Months
                                                         Ended September 30,
1999 1998
                                                    ----------   ----------
Supplemental disclosure of non-cash
  operating, investing, and
  financing activities
    6 to 1 forward split of common stock            $   7,500           -


See accompanying notes to consolidated financial statements

                      HOLLYWOOD PARTNERS.COM, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1 - GENERAL

The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

As contemplated by the Securities and Exchange Commission (SEC) under item 310(b) of Regulation S-B, the accompanying consolidated financial statements and related footnotes do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto.

The Company is presently engaged in developing on line sweepstakes, marketing and promotions site on the Internet. The Company also licenses intellectual properties from third parties and develops branded food and confection products.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

(b) Inventories are stated at the lower of cost (first-in, first-out basis) or market.

(c) Prepaid assets include product introduction expenses (which are recorded at cost and amortized over the economic life thereof), but not in excess of twelve months, consulting and other prepaids.

(d)	Fixed assets are composed of computer equipment and are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful life, generally five years or less.

(e)	For the purpose of cash flow, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(f) For the three and nine months ended September 30, 1999, basic loss per share has been computed using the weighted average number of common shares outstanding during the period.

NOTE 3 - INVENTORIES

	   Inventories are stated at the lower of cost (first in, first out) or market. Inventory consists of the following:

                                September 30, 1999   December 31, 1998
	                          ------------------   -------------------
Finished goods	                  $ 236,967	          $ 43,242
Packaging and raw material	         21,195 	            51,690
                                  -----------            ----------
		                        $ 258,162	       $    94,932
                                   ==========           ===========

NOTE 4 - STOCKHOLDERS' EQUITY

The Company undertook a 6 to 1 forward split of its issued outstanding common stock to increase its authorized share capital to 50,000,000 shares of common stock, par value $0.001. Under the terms of its Share Exchange and Reorganization Agreement, the Company issued 5,000,000 shares of common stock.

NOTE 5 - GOING CONCERN

The Company has prepared the financial statements included herewith assuming that the Company will continue as a going concern.

NOTE 6 - LITIGATION

The Company is not subject to any pending claims or litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AS RESULTS OF OPERATIONS

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995:

Except for historical facts, all matters discussed in this report which are forward looking involve a high degree of risks and uncertainties. Potential risks and uncertainties include, but are not limited to, competitive pressures from other food companies and within the grocery industry, economic conditions in the Company's primary markets and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.

Three Months and Nine Months Ended September 30, 1999 and 1998

Results of Operations:

In the third quarter, management targeted four critical areas to focus the Company's resources. The first initiative was to further develop the food broker infrastructure that would maintain the Company's current distribution and provide support and momentum for the reintroduction of "The Wizard of Oz" line with its new packaging, featuring different characters for each flavors, and the introduction of the white marshmallows. At the beginning of the quarter, the broker coverage for Hollywood Partners products was less than 35%. With the appointment of Crossmark Sales and Marketing in 12 Midwest markets, the Company increased its broker representation to over 85% of U.S. markets.

The Company's product development initiative also included the redesign of the packaging of "The Wizard of Oz" line of marshmallow snacks. The product line that had generated a significant percentage of the Company's sales over the previous two quarters lost momentum the previous quarter due to delays in the change of packaging and delays in the introduction of a new white marshmallow. This strategic redesign was implemented to create uniqueness among each of the five flavors (featuring a different character on each package) and to conform with Warner Bros. style guide, which was not available when the Company first introduced this product line. The initial response to both the new package design and the white marshmallow has been very positive as the Company shipped its initial orders to Albertsons and Save-Mart during August.

Logistical inefficiencies were also addressed in the second quarter as the Company changed the location of its principal public warehouse from Laredo, TX to Quincy, IL. This location is centrally located to the Company's three major manufacturing facilities and is also centrally located to its customers throughout the country. Management believes that changing the location of the Company's warehouse will enable it to give better service to its customers and to achieve certain shipping efficiencies.

Net Revenues:

For the three months ended September 30, 1999, net sales were $279,446 compared to $ 553,944 for the same period in 1998, a decrease of $274,498, or approximately 50%. This decrease in revenue was due to the redesign of the packaging of "The Wizard of Oz" line of marshmallows to conform with the Licensor new style guide. Orders were held by customers awaiting the introduction of the new packaging.

For the nine months ended September 30, 1999, net sales were $1,019,156 compared to $708,587 for the same period in 1998, an increase of $310,568 or 43%. This was due primarily to sales of "The Wizard of Oz" line of products.

Gross Profit:

Gross profit decreased from $267,067 for the three months ended September 30, 1998 to $180,316 for the three months ended September 30, 1999, a decrease of $86,751 or 32%. Gross profit was 64.5% of net revenues for the quarter ended September 30, 1999, compared to 48.2% for the same period of 1998. Part of this increase is due to free merchandise given to the Company by the manufacturer in lieu of product shipped in the prior quarter that did not meet the quality assurance standards of the Company.

Gross profit increased from $310,105 for the nine months ended September 30, 1998 to $418,488 for the nine months ended September 30, 1999, an increase of $108,383 or 35%. The increase is due to the favorable mix of "The Wizard of Oz" products sold at much higher profit margins.

Operating Expenses:

Research and Development - Total expenses for product development in the three months ended September 30, 1999 were $7,594 compared to $81,772 for the same period in 1998, a decrease of $74,178. This is in line with the Company's on-going strategy to source from existing manufacturers and use their internal research and technical staff to develop the new products.

Research and Development - Total expenses for product development in the nine months ended September 30, 1999 were $12,489 compared to $208,291 for the same period in 1998, a decrease of $195,802.

Sales and Marketing:

Total sales and marketing expenses for the three months ended September 30, 1999 were $182,172 compared to $193,557 for the three months-ended September 30, 1998, a decrease of $11,305. This decrease in expenses was primarily due to lower sales promotion costs.

Total sales and marketing expenses for the nine months ended September 30, 1999 were $568,965 compared to $256,725 for the nine months ended September 30, 1998, an increase of $312,240. This was due to higher slotting costs paid to new customers, increase in freight out expenses and the cost of additional sales consultants.

General and Administrative:

For the three months ended September 30, 1999, total general and administrative expenses were $86,313 compared to $13,228 for the same quarter ended September 30, 1998, an increase of $73,085.

For the nine months ended September 30, 1999, total general and administrative expenses were $269,404 compared to $63,125 for the same period ended September 30, 1998, an increase of $206,279. The increase of administrative expenses in 1999 were caused by management's decision to establish a fully integrated organization to sustain the planned growth of the Company, and to support a change in business focus to transition the Company to an Internet marketing and promotions company (See Item 5 - Other Information).

Liquidity and Capital Resources:

          					           Nine Months Ended
                                                 September 30,
                                              1999        1998
                                              ------------------
Net Cash Used for Operations                  $(686,995)   $ (6,514)
Net Cash Provided by Financing Activities       875,000          -
Net Cash (Used in) Investing Activities          (4,804)         -
Working Capital Surplus (Deficit)               146,082      (1,661)

The Company is increasing spending levels to allow for the transition of focus from the prior business formulating, marketing and distributing food products to a new business strategy to develop a marketing and promotions
Web site on the Internet (See Item 5 - Other Information). The Company received a $2 million funding commitment to support this change in focus and to allow for increased expenditures. As of September 30, 1999, $500,000 of this commitment was received, and as of November 12, 1999, all $2 million of this commitment was received. Due this to transition of focus and the requirements to initiate and grow the new business strategy, the Company expects to incur operating losses for the foreseeable future and requirements for additional financing.

The Company continues to expend resources in the product development area for the scheduled introduction of new products. However, there is no guarantee that these products, once introduced in the market, will achieve the anticipated level of sales forecast by the Company nor reach the gross profit margin targeted by the Company for each of the products.

PART II - OTHER INFORMATION

ITEM 2 - Changes in Securities and Use of Proceeds

Effective September 13, 1999, pursuant to a Share and Reorganization Agreement, the Company acquired all the issued and outstanding shares of Hollywood Partners, Inc., a California corporation ("Operating Company") that previously operated as a wholly owned subsidiary of Vitafort International Corporation, a publicly traded Delaware corporation ("Vitafort"). In consideration of the shares of the Operating Company, the Company issued an aggregate of 5,000,000 shares of its common stock to Vitafort. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 5 - Other Information

Effective September 13, 1999, pursuant to a Share and Reorganization Agreement, the Company acquired all the issued and outstanding shares of Hollywood Partners, Inc., a California corporation ("Operating Company") that previously operated as a wholly owned subsidiary of Vitafort International

Corporation, a publicly traded Delaware corporation ("Vitafort"). In consideration of the shares of Operating Company, the Company issued an aggregate of 5,000,000 shares of its common stock to Vitafort. Operating company is now a wholly owned subsidiary of Company and Vitafort is the majority stockholder of Company, holding 62.5% of company's issued and outstanding common stock. In connection with the transaction, the Company also changed its name to "Hollywood Partners.com, Inc."

The Company is implementing a new strategy to create an online sweepstakes, direct marketing and promotions capabilities to leverage the Company's current relationships in both the food and entertainment industries. This strategy will co-brand Hollywood Partners.com sweepstakes and services with other companies and their products or services, and offer opportunities for the Company to promote its own products. The Hollywood Partners.com initial web site, launched at the end of September, features sweepstakes and promotions that consumers may enter to win prizes such as shopping sprees, gift certificates and other goods and services. The Company plans significant enhancements to the Hollywood Partners.com and associated Web sites during the first two quarters of year 2,000. In addition, the Company will continue to develop and market licensed snack foods, utilizing these products to promote sweepstakes opportunities on the Company's Web site.

Effective October 1, 1999, the Company changed its business model to phase out its food manufacturing and distribution activities. The Company entered into a master manufacturing and distribution agreement with Vitafort which provides for Vitafort to oversee contract manufacturing, and to market and distribute all existing Company food products in exchange for a royalty based upon net product sales. Inventories will be reduced significantly over the next two quarters as this transition of the business model is implemented.

The Company will continue to develop licensed food products on a limited basis, and intends to enter into similar master manufacturing and distribution arrangements, which may or may not be made through Vitafort.

On October 12, 1999, the Company retired a convertible note in the amount of $375,000 plus accrued interest of $6,512.

ITEM 6 Exhibits and Reports on Form 8-K

(a) Exhibits
2.0 Share Exchange Agreement and Plan of Reorganization (incorporated by reference to exhibit 2.0 to the Company's current report on Form 8-K filed September 28, 1999, FILE NO. 000-24755.)

3.0 Restated and Amended Certificate of Incorporation (incorporated by reference to exhibit 3.0 to the Company's current report on Form 8-K filed September 28, 1999, FILE NO. 000-24755.)

(b) Reports on Form 8-K
The Company filed a report on Form 8-K on September 28, 1999. The Company reported items 1, 2, 5 and 7 with respect to the acquisition described above under item 5. The current report on Form 8-K included the following financial statements:

(1) Financial Statements of Business Acquired
The financial statements of Hollywood Partners, Inc. a California corporation for the years ended December 31, 1998 and 1997 and for the six months ended June 30, 1999, 1998 and 1997 (unaudited).

(2) Pro Forma Financial Information
Certain pro forma financial information relating to Hollywood
Partners.com, Inc., a Delaware corporation and giving effect to the transactions described in the current report.

                     HOLLYWOOD PARTNERS.COM, INC.

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     HOLLYWOOD PARTNERS.COM, INC.
                               (Company)



		               /s/ Lee M. Lambert
                            Lee M. Lambert
                         Chief Executive Officer


		                /s/ Fred Rigaud
                             Fred Rigaud
                      Acting Chief Financial Officer

Date:   November 15, 1999