Form 10QSB/A
period 2000-01-20
HOLLYWOOD PARTNERS COM INC
filed 2000-02-17
CIK 859916

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB/A


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-24755


HOLLYWOOD PARTNERS.COM, INC.
Exact name of Registrant as specified in its charter)

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

The number of shares of the Registrant's Common Stock, par value $.001 per share outstanding on February 14, 2000 is 8,000,000.

HOLLYWOOD PARTNERS.COM, INC.

CONTENTS


PART 1 - FINANCIAL INFORMATION

_______________________________________________________________________


ITEM 1.
	Consolidated Financial Statements:

		Balance Sheets - September 30, 1999 and December 31, 1998 ....	3-4
		Statements of Operations
		Three Month Periods Ended September 30, 1999 and 1998.	.	 5
		Nine Month Periods Ended September 30, 1999 and 1998	.	 6

		Statement of Stockholders' Equity (Deficit)
		Nine Month Period Ended September 30, 1999 	.	 7

		Statements of Cash Flows
		Nine Month Periods Ended September 30, 1999 and 1998  	.	 8

		Notes to the Financial Statements	.	 9-10


ITEM 2.
	Management's Discussion and Analysis of Financial Condition

	and Results of Operations..................	11-13



PART II - OTHER INFORMATION


ITEM 2.
	Changes in Securities and Use of Proceeds ...........	14
ITEM 5.	Other Information .....................	14
ITEM 6.	Exhibits and Reports on Form 8-K ...............	15
Signature........................	16

HOLLYWOOD PARTNERS.COM,  INC.
CONSOLIDATED BALANCE SHEET
September 30, 1999 and December 31, 1998

ASSETS

                                  September 30, 1999
                                             December 31, (Unaudited) 1998

Current assets
  Cash and cash equivalents     $             427,035  $       243,834
  Accounts receivable, less allowance
    for doubtful accounts of                  $61,803          $21,472
                                              208,016          819,856
  Inventories                                 258,162           94,932
  Prepaid expenses and other current assets   108,120          111,813
   Total Current Assets                     1,001,334        1,270,435

Equipment
 Computer equipment                            4,804              -
                                               4,804
    Less accumulated depreciation
                                                 -
                                                 -
    Total Equipment
                                               4,804
                                                 -

  Total Assets                      $       1,006,138  $         1,270,435


See accompanying notes to consolidated financial statements

HOLLYWOOD PARTNERS.COM,  INC.
CONSOLIDATED BALANCE SHEET
September 30, 1999 and December 31, 1998


LIABILITIES AND STOCKHOLDERS' EQUITY


                       September 30, 1999   December 31, 1998
                             (Unaudited)
Current liabilities
  Loan from related parties  $272,343        $953,301
  Convertible notes payable   375,000            -
  Accounts payable            117,256         252,668
  Accrued expenses             90,652          66,127
    Total Current Liabilities 855,252       1,272,096

Stockholders' equity (deficit)
  Common stock, $.001 par value; authorized 50,000,000
  shares; issued and outstanding 8,000,000 shares
                                8,000           8,000
  Additional paid-in capital  500,000             -
  Accumulated deficit        (357,114)         (9,661)
  Total Stockholders' Equity (Deficit)
                              150,886          (1,661)
Total Liabilities & Stockholders' Equity
                            $1,006,138      $1,270,435

See accompanying notes to consolidated financial statements

HOLLYWOOD PARTNERS.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 Three Months Ended
 September 30,                     1999           1998
Net revenues          $         279,446  $       553,944
Cost of sales                    99,130          286,877
Gross profit                    180,316          267,067
Operating expenses
  Research and development        7,594           81,772
  Sales and marketing            182,172         193,557
  General and administrative      86,313          13,228
    Total operating expenses     276,079         288,557
    Loss from operations         (95,763)        (21,490)
Other income                         -             4,502
    Total other income               -             4,502
Net loss               $         (95,763)   $    (16,988)
Basic and diluted net loss per common share
                       $          (0.01)   $      (0.002)
Basic and diluted  weighted average shares of common stock
                                8,000,000        8,000,000

See accompanying notes to consolidated financial statements

HOLLYWOOD PARTNERS.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 Nine Months Ended
 September 30,                 1999           1998
Net revenues      $    1,019,155      $      708,587
Cost of sales            600,667             398,482
Gross profit             418,488             310,105
Operating expenses
  Research and development
                          12,489             208,291
  Sales and marketing    568,965             256,725
  General and administrative
                         269,404              63,125
    Total operating expenses
                         850,858             528,141
    Loss from operations
                        (432,370)           (218,037)
Other income
  Other income              -                 5,731
  Interest income          476                 -
    Total other income     476                5,731

Loss before extraordinary item
                        (431,894)           (212,305)

Extraordinary item - forgiveness of debt
                          84,441               -
Net Loss                (347,453)           (212,305)
Basic and diluted net loss per common share:
Loss before extraordinary item
                   $       (0.05) $             (0.03)
Extraordinary gain on extinguishment of debt
                             0.01                  -
Net loss                    (0.04)              (0.03)
Basic and diluted  weighted average shares of common stock
                        8,000,000            8,000,000

See accompanying notes to consolidated financial statements

Hollywood Partners.com, Inc.
Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 1999
(Unaudited)
                                             Additional
                             Common Stock     Paid-In  Accumulated    Total
                             Shares  Amount  Capitial     Deficit
Balance, January 1, 1999   8,000,000 $8,000  $     -   $  (9,661)  $  ( 1661)

Proceeds from additional
paid-in capital                               500,000                500,000

Net Loss                                               (347,453)    (347,453)

Balance, Sep 30, 1999      8,000,000 $8,000  $500,000  $357,114    $ 150,886

See accompanying notes to consolidated financial statements.

HOLLYWOOD PARTNERS.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30,  1999                1998
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
Net loss              $           (347,453) $         (212,305)
Changes in operating assets and liabilities:
        (Increase) decrease in:
        Accounts receivable        611,840            (141,272)
        Inventories               (163,231)           (236,687)
        Prepaid expenses and other current assets
                                     3,693             (74,419)
        Loan from related parties (680,958)            411,822
        Accounts payable          (135,412)            239,219
        Accrued expenses            24,526               7,128
        Cash and cash equivalents used in operating activities
                                  (686,994)             (6,514)
Cash flows from investing activities:
  Purchase of computer equipment    (4,804)                -
         Cash and cash equivalents used in investing activities
                                    (4,804)
Cash flows from financing activities:
  Proceeds from shareholder contribution
                                   500,000                -
  Proceeds from convertible notes payable, short term
                                   375,000                -
       Cash and cash equivalents provided by financing activities
                                   875,000                -
Increase (decrease) in cash and cash equivalents
                                   183,202            (6,514)
Cash and cash equivalents, beginning of period
                                   243,834                -
Cash and cash equivalents, end of period
                       $           427,036      $     (6,514)

Supplemental  disclosure of cash flow information
  Cash paid during the period for:
    Interest                         -                    -
    Income taxes                     -                    -

Supplemental disclosure of non-cash operating, investing, and financing activities
   6 to 1 forward split of common stock
                                    $7,500


See accompanying notes to consolidated financial statements

HOLLYWOOD PARTNERS.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - GENERAL

The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The financial statements include the results of Hollywood Partners, Inc., a wholly owned subsidiary of Hollywood Partners.com, Inc. In Addition, all significant intercompany accounts have been eliminated. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

As contemplated by the Securities and Exchange Commission (SEC) under item 310(b) of Regulation S-B, the accompanying consolidated financial statements and related footnotes do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto.

The Company is presently engaged in developing an online sweepstakes, marketing and promotions Web site on the Internet. The Company also licenses intellectual properties from third parties and develops branded food and confection products.

Effective September 13, 1999, the Company acquired all the issued and outstanding shares of Hollywood Partners, Inc. that previously operated as a wholly-owned subsidiary of Vitafort International Corporation. The Company acquired 5,000,000 shares of its common stock in connection with this acquisition and changed its name to Hollywood Partners.com, Inc.

Previous to the acquisition, the Company had 3,000,000 shares of common stock outstanding and had only nominal operations.

The accompanying financial statements have been prepared on the basis that Hollywood Partners, Inc. has been the acquirer for accounting purposes for the entire reporting periods.

NOTE 2 - INVENTORIES

	Inventories are stated at the lower of cost (first in, first out) or market.
Inventory consists of the following:
September 30, 1999   December 31, 1998

Finished goods              	$ 236,967	$  43,242
	Packaging and raw material	___21,195 	   51,690
                           	$ 258,162	$  94,932


NOTE 3 - STOCKHOLDERS' EQUITY

					The Company undertook a 6 to 1 forward split of its issued outstanding common stock to increase its authorized share capital to 50,000,000 shares of common stock, par value $.001.  The number of common shares issued was increased from 500,000 to 3,000,000.  Under the terms of its Share Exchange and
Reorganization Agreement discussed in Note 1, the Company issued 5,000,000 shares of common stock.


NOTE 4 - LITIGATION

					The Company is not subject to any pending claims or litigation.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

(Unaudited)

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

The Company's product development initiative also included the redesign of the packaging of "The Wizard of Oz" line of marshmallow snacks. The product line that had generated a significant percentage of the Company's sales over the previous two quarters lost momentum the previous quarter due to delays in the change of packaging and delays in the introduction of a new white marshmallow. This strategic redesign was implemented to create uniqueness among each of the five flavors (featuring a different character on each package) and to conform with Warner Bros. style guide, which was not available when the Company first introduced this product line. The initial response to both the new package design and the white marshmallow has been very positive as the Company shipped initial orders to Albertsons and Save-Mart during August.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

(Unaudited)

Net Revenues

For the three months ended September 30, 1999, net sales were $279,446 compared to $553,944 for the same period in 1998, a decrease of $274,498, or approximately 50%. This decrease in revenue was due to the redesign of the packaging of "The Wizard of Oz" line of marshmallows to conform with the Licensor new style guide. Orders were held by customers awaiting the introduction of the new packaging.
For the nine months ended September 30, 1999, net sales were $1,019,155 compared to $708,587 for the same period in 1998, an increase of $310,568 or 43%. This was due primarily to sales of "The Wizard of Oz" line of products.

Gross Profit

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

Operating Expenses

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

(Unaudited)
Sales and Marketing

Total sales and marketing expenses for the three months ended September 30, 1999 were $182,172 compared to $193,557 for the three months ended September 30, 1998, a decrease of $11,305. This decrease in expenses was primarily due to lower sales promotion costs.

Total sales and marketing expenses for the nine months ended September 30, 1999 were $568,965 compared to $256,725 for the nine months ended September 30, 1998, an increase of $312,240. This was due to higher slotting costs paid to new customers, increase in freight out expenses and the cost of additional sales consultants.

General and Administrative

For the three months ended September 30, 1999, total general and administrative expenses were $86,313 compared to $13,228 for the same quarter ended
September 30, 1998, an increase of $73,085.

For the nine months ended September 30, 1999, total general and administrative expenses were $269,404 compared to $63,125 for the same period ended September 30, 1998, an increase of $206,279 . The increase of administrative expenses in 1999 were caused by management's decision to establish a fully integrated organization to sustain the planned growth of the Company and to support a change in business focus to transition the Company to an Internet marketing and promotions company (See Item 5 - Other Information).

Liquidity and Capital Resources




Nine Months Ended
September 30,	                                 1999                1998
Net Cash Used for Operations         $      	(686,995)	$        (6,514)
Net Cash Provided by Financing Activities     875,000            	   -
Net Cash (Used in) Investing Activities      	 (4,804)              	-
Working Capital (Deficit) 	                   146,082          	(1,661)

The Company is increasing spending levels to allow for the transition of focus from the prior business of formulating, marketing and distributing food products to a new business strategy to develop a marketing and promotions Web site on the Internet (See Item 5 - Other Information). The Company received a $2 million funding commitment to support this change in focus and to allow for increased expenditures. As of September 30, 1999, $500,000 of this commitment was received, and as of November 12, 1999, all $2 million of this commitment was received. Due to this transition of focus and the requirements to initiate and grow the new business strategy, the Company expects to incur operating losses for the foreseeable future and requirements for additional financing.

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

PART II - OTHER INFORMATION

ITEM 2 - Changes in Securities and Use of Proceeds

	Effective September 13, 1999, pursuant to a Share Exchange and Reorganization
Agreement, the Company acquired all of the issued and outstanding shares of
Hollywood Partners, Inc., a California corporation ("Operating Company")
that previously operated as a wholly-owned subsidiary of Vitafort International
Corporation, a publicly traded Delaware corporation ("Vitafort").
In consideration of the shares of Operating Company, the Company issued an aggregate of 5,000,000 shares of its common stock to Vitafort. Operating
Company is now a wholly owned subsidiary of Company and Vitafort is the majority stockholder of Company, holding 62.5% of Company's issued and outstanding common stock.  The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

ITEM 5 - Other Information.

Effective September 13, 1999, pursuant to a Share Exchange and Reorganization Agreement, the Company acquired all of the issued and outstanding shares of Hollywood Partners, Inc., a California corporation ("Operating Company") that previously operated as a wholly-owned subsidiary of Vitafort International Corporation, a publicly traded Delaware corporation ("Vitafort"). In consideration of the shares of Operating Company, the Company issued an aggregate of 5,000,000 shares of its common stock to Vitafort.
Operating Company is now a wholly owned subsidiary of Company and Vitafort is the majority stockholder of Company, holding 62.5% of Company's issued and outstanding common stock. In connection with the transaction, the Company also changed its name to "Hollywood Partners.com, Inc."

The Company is implementing a new strategy to create an online sweepstakes, direct marketing and promotions capabilities to leverage the Company's current relationships in both the food and entertainment industries. This strategy will co-brand Hollywood Partners.com sweepstakes and services with other companies and their products or services, and offer opportunities for the Company to promote its own products. The HollywoodPartners.com initial Web site, launched at the end of September, features sweepstakes and promotions that consumers may enter to win prizes such as shopping sprees, gift certificates and other goods and services. The Company plans significant enhancements to the HollywoodPartners.com and associated Web sites during the first two quarters of year 2000. In addition, the Company will continue to develop and market licensed snack foods, utilizing these products to promote sweepstakes opportunities on the Company's Web site.

Effective October 1, 1999, the Company changed its business model to phase out its food manufacturing and distribution activities. The Company entered into a master manufacturing and distribution agreement with Vitafort which provides for Vitafort to oversee contract manufacturing, and to market and distribute all existing Company food products in exchange for a royalty based upon net product sales. Inventories will be sold to Vitafort as this transition of the business model is implemented.
	The Company will continue to develop licensed food products on a limited basis, and intends to enter into similar master manufacturing and distribution arrangements, which may or may not be made with Vitafort.

	On October 12, 1999, the Company repaid a convertible note in the amount of
$375,000 plus accrued interest of $6,513.



ITEM 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits
	2.0	Share Exchange Agreement and Plan of Reorganization
(incorporated by reference to exhibit 2.0 to the Company's
current report on Form 8-K filed September 28, 1999, FILE NO.
000-24755).
	3.0	Restated and Amended Certificate of Incorporation (incorporated by reference to exhibit 3.0 to the Company's current report on Form 8-K filed September 28, 1999, FILE NO. 000-24755).

(b)	Reports on Form 8-K

The Company filed a report on Form 8-K on September 28, 1999. The Company reported Items 1, 2, 5 and 7 with respect to the acquisition described above under Item 5. The current report on Form 8-K included the following financial statements:

(1)	Financial Statements of Business Acquired
The financial statements of Hollywood Partners, Inc., a California corporation for the years ended December 31, 1998 and 1997 and for the six months ended June 30, 1999 and 1998
(unaudited).

		(2)	Pro Forma Financial Information
			Certain pro forma financial information relating to Hollywood
Partners.com, Inc. a Delaware corporation and giving effect to the transactions described in the Current Report.




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









Date:   February 14, 2000