Form 10KSB40
period 1999-12-31
HOLLYWOOD PARTNERS COM INC
filed 2000-03-30
CIK 859916

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One)

  X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
-----  1934  (FEE REQUIRED)

       For the fiscal year ended December 31, 1999

                                       OR

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ----- ACT OF 1934 (NO FEE REQUIRED)

       For the transition period from _____ to _____

                         Commission File No.  000-24755
                                              ---------

                          HOLLYWOOD PARTNERS.COM, INC.
                          ----------------------------
                 (Name of Small Business Issuer in its Charter)

            Delaware                                      33-0379106
            --------                                      ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

 1800 Avenue of the Stars, Suite 480, Los Angeles, California        90067
 -------------------------------------------------------------------------
           (Address of Principal Executive Offices)             (Zip Code)

                                (310) 552-0555
                                --------------
               (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of Each Exchange
           Title of Each Class                   on Which Registered
           -------------------                   -------------------
                  None                                   None

Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, PAR VALUE $.001
                         -----------------------------
                                (Title of Class)

Check whether the issuer: (1) Filed all reports required to be filed by Section 13 or 14(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X      No
                               -----       -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. X
                              -

State issuer's revenues for its most recent fiscal year:  $981,518.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on March 28, 2000 was $0.00.

The number of shares outstanding of the issuer's common stock as of March 28, 2000 was 8,036,000.

Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                              ---    ---

                                    PART I

ITEM 1.    BUSINESS

Certain statements contained in this Annual Report on Securities and Exchange Commission ("SEC") Form 10-KSB ("Form 10-KSB") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. These statements may be contained in our filings with the Securities and Exchange Commission, press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "intend", "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. See also the information set forth in Exhibit 99.1 on our Form 8-K dated January 21, 2000 titled "RISK FACTORS," incorporated herein to this annual report.

OVERVIEW

THE COMPANY

Hollywood Partners.com (the "Company") is a marketing and promotions company building a family of content, community and commerce opportunities offered to Website visitors. Using entertainment-themed Websites, we present both proprietary and sourced content to build relationships with Website visitors and to collect their demographic and lifestyle information. We expect to obtain revenues from many sources including sweepstakes sponsorships, Website sponsorships and allowing access to our registered users ("Members") who have given permission for us to send them offers from marketing partners.

Prior to September 13, 1999, the Company's operations were conducted through Hollywood Partners, Inc., a California Corporation incorporated on August 7, 1995, and a wholly-owned subsidiary of Vitafort International Corporation.
The Company was engaged primarily in the business of designing, manufacturing and distributing food products based upon brands licensed from third parties, such as Jurassic Park: The Lost World(TM) and The Wizard of Oz(TM). Effective September 13, 1999, pursuant to a Share Exchange and Reorganization Agreement, Hollywood Partners.com, Inc., a Delaware corporation incorporated August 31, 1989 and formerly known as Guideline Capital, Inc., ("Holding Company") acquired all of the issued and outstanding shares of Hollywood Partners, Inc., a California corporation ("Operating Company"). In consideration of the shares of Operating Company, Holding Company issued an aggregate of 5,000,000 shares of its common stock to Vitafort International Corporation, a publicly traded Delaware corporation ("Vitafort"). Operating Company is now a wholly owned subsidiary of Holding Company and Vitafort is the majority stockholder of Holding Company, holding 52.02% of Holding Company's issued and outstanding common stock. In connection with the transaction, Holding Company also changed its name to "Hollywood Partners.com, Inc."

Following the transaction, we appointed a new President and CEO of the Company and implemented a new strategy designed to leverage our experience and connections with the entertainment industry to offer marketing and promotions services on the Internet. In late September 1999, we launched our initial Website at www.hollywoodpartners.com. This Website has been used to post and
           -------------------------
manage a number of sweepstakes contests for the benefit of various customers and partners, coming from industries such as food manufacturing, entertainment, publishing, sporting goods and concert promotion. In the second quarter of year 2000, we will re-launch our Internet offerings with two new Websites under a Hollywood Partners.com brand umbrella:

     PlanetFree.com - a new sweepstakes Website replacing current sweepstakes
     --------------
     functions of the current hollywoodpartners.com Website that will initially host up to 20 sweepstakes at one time. This Website is designed to host sweepstakes and promotions for retailers and manufacturers who we believe are seeking a higher level of branding and capability to educate than generally offered on other sweepstakes Websites.

     BigTimeHollywood.com - a new e-magazine offering original content plus
     --------------------
     news, games and reference information about the entertainment industry, primarily focused toward movies and television. The features and other information we provide on this Website are aimed to both entertain and inform the visitor about the entertainment industry, how it works and why.

As part of our mission, we also strive to be a socially responsible company. In our normal course of business, we attempt to integrate environmental organizations and charitable causes into our content. For example, PlanetFree.com will contain links to environmental organizations and many of our sweepstakes are expected to have tie-ins to charities. We promote support of charities and encourage co-sponsorship of charities as a part of our regular sales program.

We intend to use the Hollywood Partners.com brand as an "umbrella" to build, partner or acquire additional complementary Websites that offer unique content for our visitors. As this group of associated Websites builds, we plan to increase the relationship we have with our visitors and increase our ability to effectively conduct direct marketing activities with them.

Revenues to date have been minimal for the Company's new business model. To date, we have used our Website as a demonstration to prove our capabilities to successfully conduct sweepstakes promotions, to collect registration information from our visitors and to refer visitors to information or e-commerce opportunities. Companies we have worked with or who have committed to working with us in the next twelve months as sweepstakes licensors, sweepstakes or
product sponsors   include Rite-Aid, Johnson & Johnson, eMap Publishing, Warner
Bros., Jam Productions, GiftCertificates.com(TM), S3 and Vitafort International Corporation, an affiliated company.

INDUSTRY BACKGROUND

The Internet has emerged as a powerful and efficient means of exchanging information, enhancing capabilities to provide information and to conduct commerce for many businesses. International Data Corporation ("IDC") estimates that the number of people who use the Internet will grow from approximately 160 million worldwide in 1998 to over 500 million by the end of 2003, compound average annual growth rate of 26%

Online commerce is anticipated to increase at a more rapid rate of growth than the rate of growth of the user base. IDC estimates that online commerce will increase from $50 billion worldwide in 1998 to approximately $1.3 trillion worldwide in 2003, a compound average annual growth rate of 92%.

The rapid anticipated growth of the consumer base and even more rapid growth of the online spending of this user base has in turn greatly increased the expenditures for advertising and marketing to these consumers.

According to Forrester Research, Inc. ("Forrester"), online promotions generate three to five times the response rates of traditional promotions. Forrester also reports that 88% of retailers and marketers surveyed found that online promotional efforts have met or exceeded their expectations and 80% of those surveyed planned to increase their online promotional spending in the next year. Based on this survey, Forrester estimates that 50% to 70% of total Internet marketing budgets will be spent on promotions over the next five years, compared to less than 15% of Internet marketing budgets currently being spent on promotions.

Forrester research estimates that expenditures for Internet advertising, inclusive of both brand advertising and direct marketing expenditures, were approximately $3.3 billion in 1999, with growth to approximately $33.1 billion in 2004, a compound annual growth rate of 59%.

Direct marketing involves any direct communication to a consumer that is designed to generate a response in the form of an order, a request for further information or a visit to a place of business. Direct marketing allows marketers to reach targeted audiences and to quantify and measure the effectiveness of their campaigns and advertising spending. The direct marketing industry is large and growing. According to the Direct Marketing Association, in 1998 businesses spent an estimated $81.4 billion marketing directly to consumers through direct mail, telemarketing and direct response advertising in both online and off-line media.

However, the traditional direct marketers' targeting process is inefficient because marketers lack specific information about a consumer's immediate interests and needs. As a result, the majority of direct mail is discarded and the majority of telemarketing calls are terminated quickly or ignored. Although a direct mail campaign is often considered successful if it reaches 1-2% of the population targeted, there is substantial waste from energy used to transport the offer, and waste from paper that must be sent to a landfill or recycled. With a television or radio campaign, most messages are not relevant to the consumers who must hear them as a cost of viewing or listening.

We believe the Internet is a superior solution for direct marketing because it can be used to create an interactive environment between the consumer and the marketer. For example, online marketers can measure the response rate of a promotion by sending out several sample test promotions with variable prices, graphics and text to small groups of consumers. Based on the responses to a sample, an online promotion can be modified quickly for much less than the cost to modify a printed promotion. In addition, online direct marketing allows marketers to more effectively:

    .  Develop one-to-one relationships with consumers
    .  Interact real-time with consumers
    .  Collect data and feedback on marketing campaigns
    .  Customize marketing campaigns to broad audiences or specific groups

Database capture and analysis technologies enhance greatly the effectiveness of Internet promotions. Tools are available that allow visitors to be tracked and a record made of their specified and implied behavior over time. This is invaluable to a marketer who is seeking to maximize the effectiveness of a dollar spent to promote product or service offering.

COMPANY ACTIVITIES

Hollywood Partners.com is building a family of Websites offering content, community and commerce. Our second quarter 2000 launch of PlanetFree.com and BigTimeHollywood.com will be the first Internet Website offerings of many we plan to offer to our visitors under a broad entertainment theme.

Management believes that visitors and registered users, who we call "Members," will benefit from the opportunity to access a group of related Websites where they may receive unique experiences, including:

    .  Winning prizes through sweepstakes promotions or contests
    .  Finding original content about the entertainment industry
    . Customizing a list of preferences for offers that may be sent to them according to the permission granted by the Member

There is no charge to view information on our Websites. Registration is required for certain privileges such as entry into sweepstakes on the PlanetFree.com Website or posting bulletin board messages on the BigTimeHollywood.com Website.

We plan to implement a common registration system for PlanetFree.com and BigTimeHollywood.com. A Website visitor who registers as a Member of one Website will automatically become a Member of the other Website, and receive Member benefits from the other Website. As additional Websites are added under the Hollywood Partners.com brand, we intend to extend this registration system to include the new Websites. We believe a universal registration system will increase the ease of use for our Members across our Websites and increase our overall traffic for our family of Websites.

We are a "permission" marketer - our Members do not receive any announcements or offers unless they have given us permission. We maintain a strict privacy policy which provides that all personal information provided to us remains confidential unless we are authorized to provide it to a third party.

Management believes that marketers may benefit from using our "permissioned" access to our registered Members to acquire customers more efficiently than through other means of direct marketing. Since many of our registered Members have provided information regarding their interests and demographic profile, marketers can target subgroups of our registered users where they believe they will have the highest rates of success. Further, we are able to offer fee structures to marketers for access to our Members based upon the results achieved for the marketer, thereby minimizing the risk to use our service. These potential benefits to marketers will only be realized if the Company develops a large database of registered Members who have given the Company permission to bring them offers from third parties.

SWEEPSTAKES ACTIVITIES

Our PlanetFree.com Website is planned to have neither banner ads nor any other form of advertisement other than display of our brands. On PlanetFree.com, we provide pages dedicated only to providing the information a sponsor desires the Website visitor to view without the typical distracting clutter of banners, buttons and other offerings typically found on a sweepstakes Website. Management believes the value and effectiveness of a sponsor's offering is greatly increased without these distractions.

We also provide the capability to manage a sweepstakes for a client both on the Internet and in stores, broadening the traditional method of conducting sweepstakes in stores. We believe many clients are more willing to move into the Internet sweepstakes promotion as an extension of their prior experience with the in-store model.

Marketers may also choose to serve as a sponsor or advertiser on our BigTimeHollywood.com Website. The visitors to this Website are pre-qualified to the extent that they have already demonstrated their interest in the entertainment industry, enhancing the likelihood they will purchase entertainment-related products and services.

Hollywood Partners.com was launched as a sweepstakes Website on September 30, 1999. The intent for this initial Website was to demonstrate various sweepstakes methodologies, registration systems and various methods of conducting these promotions. Examples of sweepstakes conducted included:

     The Wizard of Oz(TM) - Presented under license from Warner Bros., this sweepstakes offered a tie-in e-commerce opportunity to GiftCertificates.com allowing visitors to this contest to "surf off" to a co-branded page where they received a discount offer good at over 100 retailers.

     Gravity Games(TM) - Presented under license from eMap Publishing, this sweepstakes offered prizes and offers for free magazine subscriptions.

     Newsboys Concert Tour - This sweepstakes, launched in February 2000, offers the ability to enter for VIP tickets to over 60 separate concert dates.

Visitors must register as Members to win prizes. Our registration process has a mandatory information section, an optional information section and "opt-in" questions regarding the Member's permission to send additional information. The mandatory information includes basic information required to send prizes to Members, including name, address, email address and age. The optional information includes information such as music and movie genres preferred, categories of interest for further offers, preferred grocery shopping location, income level, level of education and size of household. "Opt-in" questions determine the desire of the Member to have us send additional information about new sweepstakes or new features and special offers on the Website. Once consumers register by providing at least the required demographic information, they become lifetime Members and can enter additional sweepstakes without having to resubmit this information.

Our sweepstakes run continuously, typically providing consumers with the opportunity to enter each day to win. Sweepstakes typically run from 30-90 days, and may range from a single winner to hundreds of winners or more. To date, we have managed fulfillment to winners either in-house or through prize sponsors who send the prizes directly to the winners.

We offer a full range of sweepstakes management services for our PlanetFree.com sweepstakes sponsors to manage the technology and creative processes for both online and for in-store promotions. Our services include:

    .  Advisory services regarding concept development and promotion strategy
    .  Prize selection and acquisition
    .  Design of the online sweepstakes
    .  Design of point of purchase materials for in-store displays
    .  Delivery of announcements to "permissioned" Members
    .  Management of systems to collect on-line sweepstakes entries
    . Management of processes to collect in-store or other offline entries, if included
    .  Selection of sweepstakes winners
    .  Confirmation of eligibility of sweepstakes winners
    .  Prize fulfillment to confirmed winners

As our registered user database grows, we plan to add significant capabilities so as to market opportunities to companies that desire to market to the Members in our permissioned database. We will allow business to determine the specific base of users they desire to target with an offer. For example, a business could specifically address all persons who have already expressed an interest in "Rock and Roll" music who are between ages 18 and 29.

Basic operations of PlanetFree.com will remain similar to the prior sweepstakes Website hosted as HollywoodPartners.com. We intend, however, to increase significantly the quality of design, the number, the depth and the breadth of our sweepstakes. The HollywoodPartners.com Website becomes an entry point though which a visitor may access all of the Websites under the Hollywood Partners.com brand.

E-MAGAZINE ACTIVITIES

Also during the second quarter, we will launch BigTime, our entertainment-themed e-magazine at www.BigTimeHollywood.com. This Website will contain
              ------------------------
entertainment-themed features, news, statistics, games and other information. The features will substantially be original content, focused on the workings of Hollywood from "behind the scenes" and first person stories of Hollywood experiences. Visitors will be able to read all information on the Website for free, but they will be required to register as Members if they desire to post information on bulletin boards, enter chat sessions, or participate in other activities to be designated.

STRATEGY

Our goal is to become a preeminent entertainment-themed family of Websites on the Internet, using our Hollywood-oriented entertainment theme to combine content, community and commerce attributes to create an attractive destination for visitors. We believe the combination of content and sweepstakes promotions, combined with our Website promotion activities, will generate high interest from Internet users. Through this family of Websites, we intend to develop and offer content and services across these Websites and to cross-market the Websites to the visitors.

For example, a sweepstakes offering a set of Hollywood-oriented prizes on PlanetFree.com may be of interest to a visitor on the BigTimeHollywood.com Website, and that visitor may then register as a Member and begin to enter other contests on the PlanetFree.com Website. As many of these users become registered Members and receive more benefits from the Hollywood Partners.com branded Websites, Management believes we will be able to form a relationship whereby our Members will be more receptive to purchase from a Hollywood Partners.com branded Website or a third party marketer who is associated with Hollywood Partners.com.

Our plan is designed to develop multiple sources of revenue for the Company in a phased approach. We believe that these revenues will develop substantially from both "brick and mortar" and Internet companies, providing a broad base of opportunities and lessening dependence on any single category source of revenue. We anticipate revenues from the following categories:

    . Sweepstakes promotion sponsorship revenues from companies seeking to enhance their Internet branding or to generate leads for e-commerce offerings - a significant component of this revenue is anticipated to originate from "brick and mortar" companies

    . Sponsorships and advertising of our e-magazine, including sales of various forms of banner, button and text link advertising

    . Direct marketing revenues from direct or referred opportunities to our Members

    . E-commerce opportunities offered directly from a store or other area on one or more of our Websites

Revenues in the first two quarters of year 2000 are anticipated to be minimal. They are anticipated to come primarily from the first two categories of revenue above. Revenues for the last two categories are anticipated to develop to a significant level during the following years. However, there is no guarantee that any of these categories will develop significant revenue for the Company during the Year 2000 or beyond.

We also anticipate receiving a small amount of revenue from the sale of licensed food products. We currently have products in distribution through our majority owner from our licensing business, including The Wizard of Oz marshmallow products under license from Warner Bros. and the Gravity Games Energy Bar under license from eMap USA, Publishing. We earn royalties from these products but we do not engage in any manufacturing or distribution activities, nor do we carry any inventories.

MARKETING

The Company's marketing efforts are directed to both Website visitors and potential promotion sponsors.

We intend to implement a number of measures to drive additional visitors to our Websites and to increase the time spent on our Websites by each visitor. To attract new visitors, we will use online and traditional advertising programs, by purchasing access to Members of complementary Websites, through "viral" marketing such as allowing a user to "send a story to a friend" and other methods.

To encourage repeat visitation, we send emails to Members who have given their permission for us to send updates to them of new contests, features and opportunities.

We have also tied in our Hollywood Partners.com brand in a number of promotions that have been intended to maximize impressions at a minimum of cost. We have designed and implemented promotions such as inclusion of our Web address on a Warner Bros. recent release of The Wizard of Oz video to direct purchasers of the video to the Hollywood Partners.com Website. We also are planning promotions that include in-store campaigns in addition to the Internet sweepstakes. These sweepstakes have the capability to place our brand in front of millions of people in thousands of stores.

We have implemented a sales program to national and regional retailers and
manufacturers, and intend to add significantly to our sales force.   In
addition, further sponsorship opportunities will be available for advertising on our BigTimeHollywood.com Website, which we believe will be appealing to companies seeking branding or referrals from an entertainment-related Website.

We believe it is critical to keep improving and expanding our offerings in order to retain our current traffic and to attract new visitors. For example, after the launch of PlanetFree.com, we intend to improve the number of sweepstakes and the dollar value of the prizes offered. After the launch of BigTimeHollywood.com, we intend to expand the content offered and continuously research and focus to the areas of greatest interest to our Members.

We also intend to increase the depth and the breadth of our offerings through the addition of Websites consistent with our brand and visitor strategies. These additions may be made through our decision to build an additional Website and provide the content from internal resources, through a strategic partnership to bring the content of another Website under the Hollywood Partners.com brand, or through an acquisition of an existing Website.

SALES

We sell our sweepstakes services through direct sales, managed by our own employees and in conjunction with consultants retained to extend our range of contacts. We typically target our sales efforts at senior marketing executives within a major retailer or manufacturer. In a typical sales process, we will spend time learning the needs of the potential client to determine their relative needs in areas such as branding, target demographics, and customer acquisition. We then present and propose sweepstakes promotions to them according to their preferences.

Customer service after the sale is a critical factor in our long-term success. For each promotion, a customer service manager is assigned to ensure that daily activities are conducted to client expectations, and to resolve any issues that arise.

TECHNOLOGY AND OPERATIONS

We currently outsource our Website design, computer programming efforts and hosting requirements. We have primarily used two design and programming companies as contractors. To date, we believe the quality and timeliness of these services has been satisfactory.

For our initial HollywoodPartners.com sweepstakes Website, we have used shared services hosted at a third party service provider located in Los Angeles, California. For the period of demonstration that is now coming to an end, this was sufficient for our requirements. With the launch of our new Websites, PlanetFree.com and BigTimeHollywood.com, we are moving to a standalone server solution and moving our hosting to a third party service provider based in San Jose, California. The facility has uninterruptible power supplies and other systems designed to provide power to the systems within seconds of a power outage.

Research and development expenditures during 1999 were minimal. We plan to increase our research and development expenditures to build our in-house technology staff, to expand our service capacity and to increase our capabilities to offer additional services to our sponsors and Members.

COMPETITION

The Internet marketing services and entertainment-themed content businesses are highly fragmented. A large number of companies provide services or products to the market for both sweepstakes promotions and entertainment-themed content, and the competition is intense. Many of these competitors have substantially greater financial resources. There are also minimal barriers to entry for new entrants in either of these areas.

We also compete with offline promotion companies, large Internet publishers, search engine and other portal companies, a variety of Internet advertising networks and other companies that facilitate the marketing of products and services and the provision of content on the Internet.

Current competitors include:

    . Sweepstakes and game Websites such as Promotions.com, iwin.com and iwon.com.

    . Direct marketing, specialty lead generation and loyalty Websites such as Freeshop.com, Yesmail.com, Exactis.com, Mypoints.com, Netcentives.com, Netcreations.com, Engage Technologies, Inc. and Cybergold.com.

    . Content Websites such as portals with entertainment themed sections such as Yahoo! Entertainment, entertainment content Websites such as Hollywood.com, Entertaindom.com, and Websites offered by the major Hollywood studios such as Warnerbros.com.

INTELLECTUAL PROPERTY

We protect our technology and proprietary rights through a combination of copyright, trade secret and trademark law. We have filed for a number of trademarks and service marks, including pending registrations for the Hollywood Partners, Planetfree and BigTime trademarks in the United States. Our trademark registration applications may not be approved.

We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our proprietary rights. We cannot be certain that the steps we have taken will prevent misappropriation of our proprietary rights, particularly in foreign countries where the laws or law enforcement may not protect our proprietary rights as fully as in the United States.

Our technology collects and utilizes data derived from user activity on the HollywoodPartners.com Website, and we expect to continue to use this and successor versions of our technology to collect similar information from our future Websites. Although we believe that we have the right to compile and use this data, there can be no assurance that any trade secret, copyright or other protection will be available for this information. In addition, others may claim rights to this information, the technology that we use to collect this information, or the technology we use to use this information to create offerings for our clients.


GOVERNMENT REGULATION

Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. The adoption of such laws could create uncertainty in Internet usage and reduce the demand for all products and services offered on the Internet. Recently, Congress enacted legislation regarding children's privacy on the Internet. It is possible that additional laws and regulations may be proposed or adopted with respect to the Internet, covering issues such as user privacy, taxation, advertising, intellectual property rights and information security. Several states have proposed legislation to limit the use of personal user information gathered online or to require online services to establish privacy policies. The Federal Trade Commission has initiated action against at least one online service regarding the manner in which personal information was collected from users and provided to third parties.

Legislation has recently been enacted in several states relating to sending unsolicited emails, a practice commonly referred to as "spamming." The federal government and several other states, including New York, are considering, or have considered, similar legislation. Although the provisions of these current and contemplated laws vary, generally they limit or prohibit both the transmission of unsolicited emails and the use of familiar spamming techniques, such as the use of forged or fraudulent routing and header information. Some states, including California, require that unsolicited emails include opt-out instructions and that senders of such emails honor any opt-out requests. We believe that our practices will not be affected by legislation directed at unsolicited emails because we do not send unsolicited messages and because our current practices are intended to comply with current and proposed legislation. However, if we are required to change our business practices as a result of new legislation, our business could suffer.

We do not know how our business may be affected by the application to the Internet of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. Most of these laws were adopted before the advent of the Internet and do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet marketplace. That uncertainty could reduce demand for our service or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

In addition, because our services are available on the Internet in multiple states and foreign countries, these states and countries may claim that we are required to qualify to do business in their jurisdictions. Our failure to qualify in other jurisdictions where we are required to do so could subject us to taxes and penalties. It could also restrict our ability to enforce contracts in those jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business could have a material adverse effect on our business, results of operations and financial condition.

The European Union has adopted a privacy directive that went into effect in 1998. Under this directive, business entities domiciled in member states of the EU are limited with respect to the transactions in which they may engage with business entities domiciled outside the EU, unless the non-EU entities are domiciled in jurisdictions with privacy laws comparable to the EU privacy directive. The United States presently does not have laws that satisfy the EU privacy directive. If we do business directly in the EU in the future, we will be required to comply with the EU privacy directive.

CUSTOMER DEPENDENCE

For the year ended December 31, 1999, three customers accounted for 53.1% of sales.

EMPLOYEES

As of December 31, 1999, we had a total dedicated staff of four full-time employees. We had additional shared resources of another five employees with our majority owner in the areas of finance, business development and administration. In year 2000 to date, we have begun aggressively staffing to increase our activity levels, particularly in the area of consultants who are assisting the Company in writing, web design, computer programming, basic research and other areas.

ITEM 2.  FACILITIES

We lease a total of 4,759 square feet for our headquarter offices at 1800 Avenue of the Stars in Los Angeles. This space is leased at a current monthly rental cost of $8,800 per month. In addition, we lease a total of 516 square feet of storage space at our headquarter offices at a current monthly rental cost of $706 per month. Our majority shareholder subleases a portion of this space from us at a rate of $4,753 per month.

We plan to increase our staff significantly in the near future, and our current space will not be sufficient to house our planned personnel. While we believe we will be able to locate sufficient additional space in a reasonable time frame and at a reasonable cost for this expansion, there is no guarantee that we will be able to accomplish this in a timely manner and at a reasonable cost. If we are not able to achieve our expansion according to our time and pricing expectations, our business may be disrupted and our results may be impacted.

ITEM 3.  LEGAL PROCEEDINGS

Hollywood Partners.com, Inc. is not currently a party to any material legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of 1999.

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on NASD Electronic Bulletin Board under the symbol HLYP. Trading of the Company's common stock commenced on March 2, 2000. The following table represents the high and low sales prices of shares of common stock since opening of trading, as reported by Bloomberg. The quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Year 2000                                                          HIGH   LOW

First Quarter from March 2 through March 28, 2000:                $7.25  $5.00

As of March 27, 2000, there were 61 shareholders of record of the Company's common stock.

The Company has never declared dividends or paid any cash dividends on its capital stock. The Company currently intends to retain all future earnings, if any, for use in the operation and development of its business and, therefore, does not expect to declare or pay any cash dividends on its Common Stock in the foreseeable future.

In December 1999, the Company sold 600 shares of convertible preferred stock to Triple Tree, an affiliate of Terra Listed, Ltd., a related party, for $300,000. The convertible preferred shares have a 7% cumulative dividend and are convertible into common shares at $4.00 per share for one year after issuance at the holder's discretion or at the Company's discretion if the Company's common stock is trading at $6.00 per share for five consecutive days.

ITEM 6.  MANAGEMENT'S DISCUSSION & ANALYSIS OF
         FINANCIAL CONDITION

  Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private
                   Securities Litigation Reform Act of 1995.

Certain statements contained in this Annual Report on Form 10-KSB ("Form 10-KSB") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. These statements may be contained in our filings with the Securities and Exchange Commission, press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "intend", "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. See also the information set forth in Exhibit 99.1 on our Form 8-K dated January 21, 2000 titled "RISK FACTORS," incorporated herein to this annual report.


YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------

RESULTS OF OPERATIONS

The Company

The Company's strategy was changed substantially in the fourth quarter of 1999 as the Company moved its focus to a new strategy to develop its marketing and promotions business on the Internet. Prior to the fourth quarter of 1999, the Company's primary activities were to license brands from third parties, and to design, manufacture and distribute products based on these licenses into grocery and mass merchandise channels. Beginning in the fourth quarter of 1999, the Company ended substantially all of the prior business activities and began implementation of changes to the business, including sale of all food inventories to Vitafort and ending all manufacturing and distribution business activities.

Due to this change in strategy and the transition of the business model, the Company's revenues have dropped significantly. The combination of lower revenues and increased expenses to launch the new business strategy has increased net loss. The Company anticipates that losses will continue for at least the first half of year 2000, and possibly beyond. Net losses are expected to increase as the Company invests resources to build the new business model.

The Company continues to be a licensee of certain food products, most significantly the Gravity Games Bar licensed from eMap USA and The Wizard of Oz line of marshmallows. The Company granted all distribution of these products to Vitafort as Master Distributor for these products in exchange for a royalty based upon net sales of these products. As Master Distributor, Vitafort is responsible for all manufacturing and distribution expenses, including the building and maintaining of inventory, billings and collections and working capital requirements. The Company remains responsible to the Licensor for certain minimum payments under the licenses held and for other contractual obligations. The Company operates in one segment.

Net Revenues

Net revenues decreased $830,143 from $1,811,661 for the year ended December 31,1998 to $981,518 for the year ended December 31, 1999, a decrease of 46%.
The decrease was caused substantially from the absence of product sales in the fourth quarter 1999, compared with $1.1 million in net sales in the fourth quarter 1998, when the Company introduced its line of The Wizard of Oz(TM) Lollipops and Gummy Friends in a collector tin container. The absence of product sales in the fourth quarter of 1999 was due to the change in business strategy to exit the manufacturing and distribution of licensed food products.

Royalties from sales of The Wizard of Oz(TM) products were $30,956 in the fourth quarter of 1999, versus no royalty sales in the fourth quarter of 1998. The difference is due to a shift of the business strategy to a royalty sales model for licensed products.

Gross Profit

Gross profit decreased $601,545 from $982,395 for the year ended December 31, 1998 to $380,850 for the year ended December 31, 1999, a decrease of 61%. The decrease in gross profit was caused primarily by lower product revenues and by reduced margins due to an unfavorable mixed of product sales before the change in business strategy.

Operating Expenses

Research and Development

Total expenses for research and development decreased from $204,557 for the year ended December 31, 1998 to $63,073 in the year ended December 31, 1999, a decrease of $141,484 or 69%. The reduction was primarily due to the Company's decision in 1999 to close its research and development department and utilize the research and development capacity of its manufacturers.

Sales and Marketing

Total expenses for sales and marketing increased from $541,984 for the year ended December 31, 1998 to $716,535 for the year ended December 31, 1999, an increase of $174,551 or 32%. This increase was substantially due to higher slotting costs paid to new customers, increased promotional costs for The Wizard of Oz products, increased freight expenses and the cost of additional sales consultants.

General and Administrative

Total expenses for general and administrative purposes increased from $252,417 for the year ended December 31, 1998 to $533,240 for the year ended December 31, 1999, an increase of $280,823 or 111%. The increase was primarily due to the decision to change the strategy of the Company and the associated costs to support the separation of the Company from Vitafort and to hire and support additional personnel.

Liquidity and Capital Resources

                                                           December 31,
                                                        1999          1998

     Net Cash Used In Operations                    $  (73,495)    $(710,467)
     Net Cash Used in Investing Activities            (521,667)            -
     Net Cash Provided By Financing Activities       1,437,913       954,301
     Working Capital                                 1,465,283          (861)

The success of the Company's future operations is dependent on its ability to generate adequate revenue to offset operating expenses. Unless otherwise noted, the proceeds from the financing transactions described above are for general corporate purposes.

The Company has increased expenditures substantially to implement the new business strategy to build a marketing and promotions company on the Internet. To support the growth of this business, the Company expects to incur operating losses for the foreseeable future and requirements for additional financing. There can be no assurance that additional financing will be available to the Company or will be obtained on terms favorable to the Company.

The Company received a $2 million financing commitment from an investor in the third quarter and received the full amount in the fourth quarter. These funds were received for general corporate purposes.

During the fourth quarter, the Company repaid a $375,000 note plus $6,513 in
accrued interest.   Also during the fourth quarter, the Company raised $300,000 in a convertible preferred stock placement.


ITEM 7.  FINANCIAL STATEMENTS

SEE "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" BEGINNING ON PAGE F-1.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Company are as follows:

                                                                                 Directors
  Name                     Age      Positions Held                               Term of Office
  ----                     ---      --------------                               ---------------
  Mark Beychok              43      Chairman of the Board                        3 years
  John Coppolino            39      Director                                     3 years
  Eugene Scher              51      Director                                     3 years
  Lee M. Lambert            44      President, CEO, Treasurer and Director       3 years
  Valerie A. Broadbent      61      Secretary
  Fred Rigaud               55      Acting Chief Financial Officer

Mark Beychok - Chairman of the Board
------------------------------------
Mr. Beychok was elected Chairman of the Board in September 1999. He also serves as Chairman of the Board of Vitafort International Corporation and its subsidiaries. Mr. Beychok is a private investor with over twenty years experience as an owner and operator of various food manufacturing, marketing and distribution companies. Mr. Beychok graduated in 1979 from the Haas Business School at the University of California (Berkeley).

John Coppolino - Director
-------------------------
Mr. Coppolino was elected a Director in September 1999. Mr. Coppolino also serves as a Director and President of Vitafort International Corporation and its subsidiaries. Mr. Coppolino has over fifteen years experience in the food industry, including experience as a food broker and in product manufacturing. Mr. Coppolino graduated from the Pennsylvania State University School of Business in 1983 with a degree in Business Logistics.

Eugene Scher - Director
-----------------------
Mr. Scher was elected a Director in September 1999. Since 1989 Mr. Scher has been a partner in the firm of November Lazar Scher, a company who specializes in obtaining licenses from such companies as The Walt Disney Company, Warner Bros., Universal, Twentieth Century Fox, Paramount and Sony. Through his expertise in marketing and licensing, Mr. Scher has helped numerous companies increase their gross sales and revenues. Mr. Scher received a Liberal Arts degree from Hunter College in 1969, and a Masters degree in Psychology from Manhattan College in 1971.

Lee M. Lambert - President, CEO, Treasurer and a Director
---------------------------------------------------------
Mr. Lambert was elected as Director, President, Chief Executive Officer, Secretary and Treasurer in September 1999. From July 1998 to the present, Mr. Lambert has served as an independent business advisor to a number of companies, principally involving the software and Internet industries. From March 1997 to December 1998, Mr. Lambert served as Managing Director of Cambridge/Samsung Partners, a venture capital firm based in Boston, Massachusetts. From December 1994 to July 1998, Mr. Lambert served as Director, Corporate Development, for Samsung Electronics Co., Ltd., in activities including venture stage investing through mergers and acquisitions. From May 1993 to December 1994, Mr. Lambert served as Vice President, Corporate Finance for Van Kasper & Company, a regional full-service investment banking and brokerage house. He holds an MBA from Harvard Business School and a BS from the University of California (Berkeley).

Valerie A. Broadbent  - Secretary
---------------------------------
Ms. Broadbent was elected as Secretary of the Company in January 2000. Ms. Broadbent is also Corporate Secretary of Vitafort International Corporation and its subsidiaries, a position she has held since February 1999. Ms. Broadbent has over 25 years experience working in corporate administration and as executive assistant to senior management for both public and private companies.

Fred Rigaud - Acting Chief Financial Officer
--------------------------------------------
Mr. Rigaud has over 25 years of experience in finance and accounting with multinational companies in consumer products, entertainment and the Internet. Mr. Rigaud received a Bachelor degree in Liberal Arts from the University of Montreal in 1964 and is a graduate of Queens College with a B.A. in Finance and Accounting. From 1996 to 1998, Mr. Rigaud was Chief Financial Officer of Luckman Interactive, Inc., a developer and marketer of Internet software. From 1987 to 1996, he was associated with Million Dollar Enterprise, a division of Metropolitan Theatres, Inc., as Vice President of Finance.

ITEM 10:  EXECUTIVE Compensation

On September 22, 1999, the Company entered into an Employment Agreement with Mr. Lambert through June 30, 2000 which provides for monthly base salary of $10,000 and the grant of an option to purchase 300,000 shares of common stock at $1.07 per share. Such options vest 2,967 on September 22, 1999; 25,000 each on October 1, 1999 and every three-month period thereafter until April 1, 2002; and 22,033 vest on July 1, 2002. The Employment Agreement carries certain early termination provisions.

The following table sets forth certain information with respect to the compensation paid by the Company to Mr. Lambert and Mr. Rigaud (the "named individuals") during 1999:

                           SUMMARY COMPENSATION TABLE
                           --------------------------

Principal Position
& Name                                Year           Salary
---------------------                 ----           -------

CEO / President                       1998(1)        $     -
Lee M. Lambert                        1999           $35,000

Acting CFO                            1998           $     -
Fred Rigaud                           1999           $ 8,700

(1) Mr. Lambert began employment with the Company in 1999.

The following chart sets forth certain information with respect to options/warrants granted at December 31, 1999 to the named individuals:

---------------------------------------------------------------------------------------------------------
                                Number of         % of total
                                Securities       Options/SAR's
                                Underlying        Granted to
                              Options/SAR's   Employees in Fiscal     Exercise or
Name                             Granted             Year             Base Price       Expiration Date
Lee M. Lambert                  450,000               28.6%              $1.07         September 21, 2004

Fred Rigaud                         -0-                0%                    -                   -
---------------------------------------------------------------------------------------------------------

The following chart sets forth certain information with respect to options/warrants outstanding at December 31, 1999 to the named individuals:

-----------------------------------------------------------------------------------------------------
                                                        Number of  Securities    Value of Unexercised
                                                        Underlying               In-the-Money
                                                        Unexercised              Options/SAR's at
                            Shares                      Options/SARs at          FY-End
                            Acquired on    Value        FY-End Exercisable/      Exercisable/
Name                        Exercise       Realized     Unexercisable            Unexercisable
Lee M. Lambert                  -0-        $ -0-        450,000/372,033              $-0- / $-0-

Fred Rigaud                     -0-        $ -0-        0 / 0                        $-0- / $-0-
-----------------------------------------------------------------------------------------------------

We have established an Advisory Board of twelve key persons who we believe have special expertise, knowledge and contacts that are valuable for the Company. To attract and encourage participation from these Advisory Board members, we offer each a package granting 25,000 options to purchase common shares at $1.37 per share vesting immediately upon grant. These options expire three years from date of grant.


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth the ownership of the common stock by each director and by entities or persons known to the Company to own beneficially in excess of 5% of such stock and by all officers and directors as a group, as of December 31, 1999. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

                                          Number of Shares    Percentage of
Name and Address of                       of Common Stock       Beneficial
Beneficial Owner                         Beneficially Owned     Ownership
-----------------                        -------------------   ------------

Vitafort International Corporation            4,619,629           52.1%
1800 Avenue of the Stars, Suite 480
Los Angeles, California 90067
                                          Number of Shares    Percentage of
Name and Address of                       of Common Stock       Beneficial
Beneficial Owner                         Beneficially Owned     Ownership
-----------------                        ------------------   -------------

Mark Beychok (1)                              150,000 (2)          1.7%

John Coppolino (1)                            150,000 (3)          1.7%

Eugene Scher (1)                               50,000 (4)          0.6%

Lee M. Lambert (1)                             77,967 (5)          1.0%

Valerie A. Broadbent (1)                       25,000 (6)          0.3%

All directors and officers as a
group. (5 persons) (2)(3)(4)(5)
and (6)                                       452,967              5.6%

(1) The address of this person is 1800 Avenue of the Stars, Suite 480, Los Angeles, California 90067.

(2) Includes 150,000 shares underlying a currently exercisable option with an exercise price of $1.07 per share, which expires on September 21, 2004 and does not include 300,000 shares underlying options that are not currently exercisable with an exercise price of $1.07 expiring September 21, 2004.

(3) Includes 150,000 shares underlying a currently exercisable option with an exercise price of $1.07 per share, which expires on September 21, 2004 and does not include 300,000 shares underlying options that are not currently exercisable with an exercise price of $1.07 expiring September 21, 2004.

(4) Includes 50,000 shares underlying a currently exercisable option with an exercise price of $1.07 per share, which expires on September 21, 2004 and does not include 100,000 shares underlying options that are not currently exercisable with an exercise price of $1.07 expiring September 21, 2004.

(5) Includes 77,967 shares underlying a currently exercisable option with an exercise price of $1.07 per share, which expires on September 21, 2004 and does not include 372,033 with an exercise price of $1.07, that are not currently exercisable, expiring September 21, 2004.

(6) Includes 25,000 shares underlying a currently exercisable option with an exercise price of $1.07 per share, that expires on September 21, 2004 and does not include 50,000 shares underlying options that are not currently exercisable with an exercise price of $1.07 expiring September 21, 2004.


The following table sets forth the ownership of the Series A Preferred Stock by each Director and by each entity or person known to the Company to own beneficially in excess of 5% of such class of stock and by all officers and directors as a group. To the Company's knowledge, all stockholders have sole voting and investment power with respect to the shares listed as owned by them, subject to applicable community property laws.


---------------------------------------------------------------------------------------------------------------
                                                                                 Number of
                                 Name and Address of                              Shares             Percentage
Title of Class                   Beneficial Owner                                 Owned               of Class
1999 Series A                    All officers and directors as a group
Preferred Stock                  (5 persons)                                        0                     0%

1999 Series A                    Triple Tree
Preferred Stock                  Bahnhofplatz 9
                                 P. O. Box 6139                                   600                   100%
                                 8023 Zurich
                                 Switzerland
---------------------------------------------------------------------------------------------------------------


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Effective September 13, 1999, pursuant to a Share Exchange and Reorganization Agreement, the Company acquired all of the issued and outstanding shares of Hollywood Partners, Inc., a subsidiary of Vitafort International Corporation ("Vitafort"), in exchange for 5,000,000 (62.5% of the then outstanding) shares of the Company. The Company has an agreement with Vitafort with respect to allocating overhead and rent expense at their common offices. A total of $402,748 and $160,065 net expenses were allocated from Vitafort to Hollywood Partners.com for 1999 and 1998 respectively. Messrs. Beychok and Coppolino are directors of both the Company and of Vitafort.

During July 1999, DYDX Consulting, LLC, a beneficial owner of Vitafort, and accordingly an indirect beneficial owner of the Company, lent the Company $375,000 at 9% interest. This loan was repaid during the fourth quarter of 1999 and DYDX Consulting received 200,000 warrants at $2.50 per share as consideration for the loan.

In December 1999, the Company was offered $375,000 of preferred stock convertible at $4.00 per share to Triple Tree, an affiliate of Terra Listed, Ltd. ("Terra"). $300,000 of the preferred stock was paid for during 1999. In connection with and to induce Triple Tree's investment in the Company, the Company concurrently purchased 4,100 shares of Triple Tree for an aggregate of $1 million. In connection with that purchase, Triple Tree and the Company entered into a guaranty and put agreement pursuant to which Triple Tree guaranteed that the Company would be able to liquidate all such shares for an amount not less than $1.01 million, net of commissions. At December 31, 1999, the Company had sold all of is Triple Tree stock and was owed $159,000 by Triple Tree under the guaranty and put agreement.

During December 1999, Spinneret Financial Systems, Ltd., a beneficial owner of Vitafort, and, accordingly, an indirect beneficial owner of the Company, Terra and VTZ, AG, and affiliate of Terra, agreed to acquire certain securities of Triple Tree from the Company for their market value. Management considered this transaction beneficial to the Company as the Triple Tree securities acquired had limited liquidity.

Eugene Scher, a director of the Company, is a partner in the firm of November Lazar Scher ("NLS"), an entertainment industry licensing firm. Both Vitafort and the Company utilize the services of NLS. During 1999, the Company paid NLS $32,140. Management believes that the payments to NLS represented its usual and customary fees for the services that it provided.

PART IV

ITEM 13:     EXHIBITS LIST
             -------------

(a)  The following exhibits are submitted herewith:

     2.0   Share Exchange Agreement and Plan of Reorganization (i)
     3.0   Restated and Amended Certificate of Incorporation (i)


    10.1 Employment Agreement dated September 22, 1999 between Lee M. Lambert and the Registrant (filed herewith)

    10.2 Administrative Services Agreement dated October 1, 1999 between Vitafort International Corporation and the Registrant (filed herewith)

    10.3 Distribution Agreement dated October 1, 1999 between Vitafort International Corporation and the Registrant (filed herewith)


    99.1 Audited Financial Statement of Hollywood Partners, Inc., a California corporation for the twelve month periods ending December 31, 1998 and 1997 and unaudited financial statements for six month periods ending June 30, 1999 and 1998 (i)

    99.2   Pro Forma Financial Information (i)

    (i) Incorporated by reference to the same numbered exhibit to the Registrant's September 28,1999 Form 8-K.

(b)  Reports on Form 8-K.
     There were no reports on Form 8-K filed during the fourth quarter ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

HOLLYWOOD PARTNERS.COM, INC.


By:       /s/ Lee M. Lambert
     ---------------------------------
     Lee M. Lambert, President and CEO

LOS ANGELES, CALIFORNIA
DATE:  March 30, 2000


Pursuant to the requirements of the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                          Title(s)                           Date
----                          --------                           ----
   /s/  Lee M. Lambert        Director, President,               March 30, 2000
--------------------------    Chief Executive Officer
        Lee M. Lambert        and Treasurer
                              (Principal Executive Officer)

   /s/  Fred Rigaud           Acting Chief Financial Officer     March 30, 2000
--------------------------    (Principal Accounting Officer)
        Fred Rigaud


   /s/  Mark Beychok          Chairman of the Board              March 30, 2000
--------------------------
        Mark Beychok


   /s/  John Coppolino        Director                           March 30, 2000
--------------------------
        John Coppolino


   /s/  Eugene Scher          Director                           March 30, 2000
--------------------------
        Eugene Scher

                          HOLLYWOOD PARTNERS.COM, INC.
                         Index to Financial Statements



Report of Independent Certified Public Accountants                  F-2


Consolidated Balance Sheets - December 31, 1999 and 1998            F-3


Consolidated Statements of Operations -
     Years Ended December 31, 1999 and 1998                         F-4


Consolidated Statements of Stockholders' Equity (Deficit) -
     Years Ended December 31, 1999 and 1998                         F-5


Consolidated Statements of Cash Flows -
     Years Ended December 31, 1999 and 1998                         F-6


Summary of Accounting Policies                                      F-7


Notes to Consolidated Financial Statements                          F-10

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'



To the Stockholders and Board of Directors of Hollywood Partners.com, Inc.

We have audited the accompanying balance sheets of Hollywood Partners.com, Inc. as of December 31, 1999 and 1998 and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that out audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Partners.com, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended I conformity with generally accepted accounting principles.



                                 /s/  BDO Seidman, LLP


Los Angeles, California
March 28, 2000

                         HOLLYWOOD PARTNERS.COM, INC.
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------

                                                                                                  December 31,
                                                                                         1999                       1998
                                                                                      ----------                 ----------
Current assets
  Cash and cash equivalents                                                           $1,086,585                 $  243,834
  Marketable securities (Note 2)                                                         514,150                          -
  Accounts receivable, less allowance for doubtful account of $21,472                          -                    819,856
  Inventories (Note 1)                                                                         -                     94,932
  Prepaid insurance, current                                                              76,225                          -
  Other current assets                                                                    68,801                    111,813
                                                                                      ----------                 ----------
    Total Current Assets                                                               1,745,761                  1,270,435
                                                                                      ----------                 ----------

Computer equipment                                                                         7,517                          -
Less accumulated depreciation                                                               (502)                         -
                                                                                      ----------                 ----------
   Net equipment                                                                           7,015                          -
                                                                                      ----------                 ----------

Prepaid insurance, long-term                                                              49,835
Receivable from related party (Note 3)                                                     8,995                          -
Other assets                                                                              18,495
                                                                                      ----------                 ----------

    Total assets                                                                      $1,830,101                 $1,270,435
                                                                                      ==========                 ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


                                                                                                  December 31,
                                                                                         1999                       1998
                                                                                      ----------                 ----------
Current liabilities
  Notes payable (Note 4)                                                              $   87,516                 $        -
  Accounts payable                                                                        64,295                    251,868
  Payroll taxes payable                                                                   23,838                          -
  Loans - related party (Note 3)                                                               -                    953,301
  Accrued expenses                                                                       104,829                     66,127
                                                                                      ----------                 ----------
    Total Current Liabilities                                                            280,478                  1,271,296
                                                                                      ----------                 ----------

  Notes payable                                                                           12,693                          -
                                                                                      ----------                 ----------
  Total liabilities                                                                      293,171                  1,271,296
                                                                                      ----------                 ----------
Commitments (Note 8)

Stockholders' equity

  Convertible preferred Stock, cumulative 7%, $.001 par value; authorized 5,000,000
   shares; issued and outstanding 600 shares (Note 5)                                          1                          -

  Common stock, $.001 par value; authorized 50,000,000
   shares; issued and outstanding 8,036,000  and 5,000,000 shares (Note 10)                8,036                      5,000

  Additional paid-in capital                                                           2,395,626                          -
  Accumulated deficit                                                                   (866,733)                    (4,000)
                                                                                      ----------                 ----------
    Total stockholders' equity (deficit)                                               1,536,930                     (1,861)
                                                                                      ----------                 ----------

    Total liabilities and stockholders' equity                                        $1,830,101                 $1,270,435
                                                                                      ==========                 ==========

     See accompanying summary of accounting policies and notes to financial statements.

                         HOLLYWOOD PARTNERS.COM, INC.
                           STATEMENTS OF OPERATIONS


                                                                            December 31,              December 31,
                                                                                1999                      1998
                                                                           -------------              -------------
Net revenues                                                               $     981,518              $   1,811,661

Cost of sales                                                                    600,668                    829,266
                                                                           -------------              -------------

      Gross profit                                                               380,850                    982,395
                                                                           -------------              -------------

Operating expenses
  Research and development                                                        63,073                    204,557
  Sales and marketing                                                            716,535                    541,984
  General and administrative                                                     533,240                    252,417
                                                                           -------------              -------------
    Total operating expenses                                                   1,312,848                    998,958
                                                                           -------------              -------------

    Loss from operations                                                        (931,998)                   (16,563)

Other income (expense)
  Other income (expense)                                                         (2,255)                    14,014
  Intrest expense                                                               (20,426)                         -
  Interest income                                                                 2,270                        688
                                                                           -------------              -------------
    Total other income (expense)                                                (20,411)                    14,702

Loss before extraordinary item                                                 (952,409)                    (1,861)

  Forgiveness of debt, net of income tax expense (Note 9)                         95,337                          -
                                                                           -------------              -------------

Net loss                                                                   $    (857,072)             $      (1,861)
                                                                           ========================================

Basic and diluted net loss per common share
  Loss before extraordinary item                                           $       (0.12)             $       (0.00)
  Extraordinary item                                                                0.01                       0.00
                                                                           ----------------------------------------

Basic net loss per common share                                            $       (0.11)             $       (0.00)
                                                                           ========================================

Basic and diluted weighted average common shares outstanding                   8,010,553                  5,000,000
                                                                           ========================================

See accompanying summary of accounting policies and notes to financial statements.

                         HOLLYWOOD PARTNERS.COM, INC.
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years Ended December 31, 1999 and 1998




                                                                    Common Stock          Additional
                                        Preferred Stock      -------------------------     Paid-In         Accumulated
                                      Shares      Amount       Shares         Amount       Capital           Deficit        Total
                                    ----------  ----------   ----------     ----------   -----------       -----------    --------
Balance, January 1, 1998                                    5,000,000        $5,000            (4,000)                      $1,000

Net loss                                                                                                    (1,861)        ($1,861)
                                    ----------------------------------------------------------------------------------------------
Balance, December, 31 1998                                  5,000,000        $5,000            (4,000)      (1,861)         $ (861)
                                    ----------------------------------------------------------------------------------------------
Adjustment - exchange of stock
 and recapitalization (note 1)                              3,000,000         3,000            (3,800)                       ($800)

Preferred Stock (Note 9)                 600          $1            -        $    -           299,999            -      $  300,000

Contribution by shareholder (Note 9)       -           -            -                      $2,000,000            -      $2,000,000

Issuance of common stock
 for services (Note 9)                     -           -       36,000            36            49,284            -          49,320

Options issued in connection
 with debt (Note 9)                                                                            12,118                       12,118

Options issued for services (note 9)                                                           34,225                       34,225

Net loss                                   -           -            -                                     (857,072)       (857,072)
                                    --------  ----------   ----------    ----------       -----------   -----------     ----------

Balance, December 31, 1999               600          $1    8,036,000        $8,036        $2,387,826    $(858,933)     $1,536,930
                                    ========  ==========   ==========    ==========       ===========   ===========     ==========




          See accompanying summary of accounting policies and notes
                            to financial statements

                         HOLLYWOOD PARTNERS.COM, INC.
                           STATEMENTS  OF CASH FLOWS

                                                                                              Year Ended
                                                                                             December 31,
                                                                                   1999                        1998
                                                                                ----------                  ---------
Increase (Decrease) in Cash and Cash Equivalents

Reconciliation of net loss to net cash used in
   operating activities:
    Net loss                                                                    $ (857,072)                 $  (1,861)
    Depreciation and amortization                                                      502                        -
    Allowance for doubtful accounts                                                    -                       21,472
    Stock issued for services                                                       49,320                        -
    Options issued in connection with debt                                            12,118
    Options issued for services                                                       34,225
    Changes in operating assets and liabilities:
      (Increase) decrease in:
        Accounts receivable                                                        819,856                   (841,328)
        Inventories                                                                 94,932                    (94,932)
        Prepaid insurance                                                         (126,060)                       -
        Other current assets                                                        43,012                   (111,813)
        Other assets                                                               (18,495)                       -
       Increase (decrease) in:                                                         -                          -
        Accounts payable                                                          (188,373)                   251,868
        Payroll taxes payable                                                       23,838                        -
        Accrued expenses                                                            38,702                     66,127
                                                                                ----------                  ---------
          Cash and cash equivalents used in operating activities                   (73,495)                  (710,467)
                                                                                ----------                  ---------
Cash flows from investing activitites:
 Purchase of marketable securities                                              (1,000,000)                       -
 Proceeds from sale of marketable securities                                       485,850                        -
 Purchase of equipment                                                              (7,517)                       -
                                                                                ----------                  ---------
          Cash used in investing activities                                       (521,667)                       -


Cash flows from financing activities:
  Proceeds from additional paid-in capital                                       2,000,000                        -
  Proceeds from issuance of preferred stock                                        300,000                        -
  Proceeds from convertible note payable                                           375,000                        -
  Repayment of convertible note payable                                           (375,000)                       -
  Proceeds from notes payable                                                      119,249                        -
  Repayments of notes payable                                                      (19,040)                       -
  Repayments of loans from related parties                                        (962,296)                       -
  Proceeds of loan from related parties                                                -                      954,301
                                                                                ----------                  ---------
         Cash and cash equivalents provided by financing                         1,437,913                    954,301
          activities                                                            ----------                  ---------

Increase (decrease) in cash and cash equivalents                                   842,751                    243,834
Cash and cash equivalents, beginning of period                                     243,834                        -
                                                                                ----------                  ---------
Cash and cash equivalents, end of period                                        $1,086,585                  $ 243,834
                                                                                ==========                  =========

    See accompanying summary of accounting policies and notes to financial statements.

                          HOLLYWOOD PARTNERS.COM, INC.
                         SUMMARY OF ACCOUNTING POLICIES


NATURE OF THE COMPANY

     Hollywood Partners.com, Inc. (the "Company") is a marketing and promotions company building a family of content, community and commerce Internet Websites. The Company uses sweepstakes offerings on the Internet to help clients to build
brands, to make commerce offerings and to acquire customers.   As Website
visitors register to enter the sweepstakes, the Company collects demographic and lifestyle information, and gains permission to send announcements and offerings in the future. The Company is developing additional and enhanced offerings to increase its presence on the Internet.

     Effective September 13, 1999, pursuant to a Share Exchange and Reorganization Agreement, Hollywood Partners.com, Inc. a Delaware corporation ("Holding Company") acquired all of the issued and outstanding shares of Hollywood Partners, Inc., a California corporation ("Operating Company"). In consideration of the shares of Operating Company, Holding Company issued an aggregate of 5,000,000 shares of its common stock to Vitafort International Corporation, a publicly traded Delaware corporation ("Vitafort"). Operating Company is now a wholly owned subsidiary of Holding Company and immediately following the issuance, Vitafort became the majority stockholder of Holding Company, holding 62.5% of Holding Company's issued and outstanding common stock.

     In connection with the transaction, the Holding Company also changed its name to "Hollywood Partners.com, Inc."

     Immediately prior to the closing date of the transaction, there were 500,000 shares of Holding Company's common stock issued and outstanding. As part of the terms of agreement between Holding Company, Vitafort and Operating Company, Holding Company undertook a 6 to 1 forward split of its issued and outstanding common stock, so that at the time of closing and prior to issuance of the 5,000,000 shares of common stock to Vitafort there were 3,000,000 shares of common stock issued and outstanding. Concurrent with the closing, Holding Company filed a Restated and Amended Certificate of Incorporation with the Delaware Secretary of State effecting the stock split as well as:

 . an increase in its authorized capitalization to 50,000,000 shares of common stock, par value $.001; an authorization, for the first time, of 5,000,000 shares of blank check preferred stock, par value $.001; and

 .  authorizing a classified board of directors for Holding Company.

     For accounting purposes, the acquisition of the Operating Company by the Holding Company has been treated as a reverse acquisition in substance equivalent to the issuance of stock for the net monetary assets of the Holding Company accompanied by a recapitalization. The historical operating results reflected in the accompanying financial statements are those of the Operating Company as the Holding Company's operations were de minimis.

     As of December 31, 1999, 52.1% of the Company's outstanding common stock is owned by Vitafort.

BASIS OF CONSOLIDATION

     The accompanying consolidated financial statements of Hollywood Partners.com, Inc. ("Company") include the accounts of the Company and its subsidiary Hollywood Partners, Inc. Intercompany transactions and balances have been eliminated in consolidation.


USE OF ESTIMATES

     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


CASH AND CASH EQUIVALENTS

     Cash and cash equivalents are investments with original maturities of three months or less and are short-term, highly liquid investments that are both readily convertible to known amounts of cash and are so near their maturity that they present insignificant risk of changes in value because of changes in interest rates.


MARKETABLE SECURITIES

     The Company has classified its entire investment portfolio as available-for-sale in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Available-for-sale securities are stated at fair value with unrealized gains and losses included in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method.


INVENTORY

     Inventory consists of merchandise available for sale, packaging supplies and raw materials, and are stated at the lower of cost (first-in, first-out) or market.


EQUIPMENT

     Equipment is comprised of computer equipment and is recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful life not in excess of three years.


FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company has cash equivalents for which the carrying value approximates the fair value due to the short-term nature of these instruments.

     The fair value of the notes payable is based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair value of related party loans cannot be determined due to their related party nature.


REVENUE

     Product sales are recognized when the Company's products are shipped from the commercial warehouse used by the Company or the contract manufacturer to the customer.


INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when management cannot determine whether or not it is more likely that the net deferred tax asset will be realized. The effect on deferred tax assets and liabilities of a change in the rates is recognized in income in the period that includes the enactment date.

     As of December 31, 1999, the Company had unused Federal and California net operating loss carryforwards of approximately $936,000 and $468,000 respectively available to offset against future Federal taxable income and future California taxable income. The unused net operating loss carryforwards expire in various amounts through the year 2019. The California net operating losses will expire in various amounts through the year 2004.

     Net deferred tax assets of approximately $346,000 resulting from net operating losses have been offset by a valuation allowance since management cannot determine whether it is more likely than not such assets will be realized.

     Due to restrictions imposed by the Internal Revenue Code regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the above-mentioned net operating losses may be limited as a result of changes in stock ownership. The annual utilization of these losses is limited to an amount equal to the estimated fair value (for income tax purposes) of the Company at the point of stock ownership change, multiplied by the long-term tax-exempt rate then in effect. The annual limitation has not been quantified at this time.

IMPAIRMENT OF LONG-LIVED ASSETS

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") establishes guidelines regarding when impairment losses on long-lived assets, which include computer equipment, should be recognized and how impairment losses should be measured. The Company periodically reviews such assets for possible impairment and expected losses, if any, are recorded currently.


REPORTING COMPREHENSIVE INCOME

     Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("SFAS 130") establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As the Company has no components of comprehensive income, the net loss of the Company is the same as the comprehensive loss of the Company.


EARNINGS PER SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, such as stock options, warrants or convertible preferred stock. The Company adopted SFAS 128 on December 15, 1997 and it had no effect on income
(loss) per share. At December 31, 1999 and 1998, potentially dilutive securities were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.


DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company operates in one segment.

STOCK-BASED COMPENSATION

     The Company has adopted for footnote disclosure purposes, Statement of financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) which requires that companies measure the cost of stock-based employee compensation at the grant date based on the value of the award and recognize this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

                          HOLLYWOOD PARTNERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - INVENTORIES

    Inventory consists of the following:

                                           December 31, 1999        December 31, 1998
                                           -----------------        -----------------
                                                   $
   Finished goods                                          -            $  43,242
   Packaging and raw material                              -               51,690
                                                   ---------            ---------
                                                   $       -            $  94,932
                                                   =========            =========

NOTE 2 - MARKETABLE SECURITIES

     The company owns 2,050 shares of Triple Tree Trust AG, a publicly traded Swiss corporation (TTT-SW), an affiliate of a related party. The marketable securities carrying amount and fair market value is $514,150 at December 31, 1999. The Company has recorded no realized or unrealized gain or loss on these securities. Subsequent to December 31, 1999, securities totalling $328,857 were sold.

NOTE 3 - RELATED PARTY

     The Company owed $953,301 to its majority shareholder as of December 31, 1998. As of December 31, 1999, the Company is owed a balance of $ 8,995 from its majority shareholder.

     The Company purchased 4,100 shares of Triple Tree Trust AG, a publicly traded Swiss corporation, from Terra Healthy Living, a related party. During the year, the Company sold 2,050 shares of Triple Tree Trust AG to a related party at approximately the purchase price of the securities.


NOTE 4 - NOTES PAYABLE

     Represent primarily the amount of insurance costs being financed by a financial institution. The note has monthly payments of $6,347, bears interest at 8.92%, and matures in February 2001.


NOTE 5 - PREFERRED STOCK

     The Company issued 600 shares of preferred stock to a related party with a par value of $.001 with a cumulative dividend rate of 7% annually, payable in cash or in kind at the Company's discretion. These shares are convertible to common stock at a value of $4.00 per share for a one year period, although the Company can force conversion at any time if the price of its stock trades at $6.00 per share or above for five consecutive days.


NOTE 6 - MAJOR CUSTOMERS

     The Company derived the following revenue from major customers, each of which provided 10% or more of total revenues during the years ended December 31, 1999 and 1998.

                                               1999               1998
                                               ----               ----
     Wal-Mart                                $187,544           $461,522
     Dorsey                                   186,091                  -
     BI-LO, Inc.                              147,634                  -

NOTE 7 - EXTRAORDINARY ITEM

     Extraordinary item reflects the forgiveness of debt by vendors and consultants of $95,337.


NOTE 8 - COMMITMENTS

     As of August 1, 1999, the Company entered into a two-year lease agreement for its office premises. The Company is obligated for a monthly rent of $8,800 through May 31, 2000 and $8,950 per month for the period June 1, 2000 through May 31, 2001.

     On September 22, 1999, the Company entered into an Employment Agreement with an officer through June 30, 2000 that provides for monthly base salary of $10,000 and the grant of an option to purchase 300,000 shares of common stock at $1.07 per share. Such options vest 2,967 on September 22, 1999; 25,000 each on October 1, 1999 and every three-month period thereafter until April 1, 2002; and 22,033 vest on July 1, 2002. The Employment Agreement carries certain early termination provisions.

NOTE 9 - STOCKHOLDER'S EQUITY

     During July 1999, DYDX Consulting, LLC, a beneficial owner of Vitafort, and accordingly an indirect beneficial owner of the Company, lent the Company $375,000 at 9% interest. This loan was repaid during the fourth quarter of 1999 and DYDX Consulting received 200,000 warrants at $2.50 per share, the then fair value, as consideration for the loan.

     In September 1999, the Company granted 161,667 stock options to various consultants in consideration for past and future services. The stock options were granted at an exercise price of $1.37, which is equal to the fair market value of the Company's common stock on the date of grant. As a result, the Company recorded consulting expense of $33,397 for the year ended December 31, 1999.

     In September 1999, the Company issued 36,000 shares of common stock at $1.37 per share to a professional firm, a related party, as payment for past and future services. Based upon the fair value of the common stock on the date of issuance, the Company recorded prepaid consulting expense of approximately $43,000 to be amortized over the term of the consulting contract.

     In September 1999, the Company granted warrants to purchase 200,000 shares of the Company's common stock to a consultant in consideration for financing provided to the Company during the year. The warrants have an exercise price of $2.50, which was greater than the fair market value of the Company's common stock on the date of grant. As a result, the Company recorded $12,118 in interest expense for the year ended December 31, 1999.

     In September 1999, the Company adopted a Stock Option Plan providing for the granting of both qualified incentive stock options and non-qualified stock
options.   The Company has reserved 3,000,000 shares of its common stock for issuance under the Plan. Granting of the options is at the discretion of the Board of Directors and may be awarded to employees and consultants. Consultants may receive only non-qualified stock options. The maximum term of the stock options are three to five years and generally vest proportionately throughout the term of the option. The exercise price of each option is equal to the fair market value of the Company's common stock on the date of grant.

     During 1999, the Company granted 1,575,000 stock options to various employees each of which had a price of $1.07 per share and a remaining weighted average life of 57 months. At December 31, 1999, the Company had 1,575,000 stock options outstanding, of which 452,967 options were exercisable.

     During 1999, the Company purchased 4,100 shares of Triple Tree Trust AG, a publicly traded Swiss corporation, from Terra Healthy Living, a related party. During the year, the Company sold 2,050 shares of Triple Tree Trust AG to a related party at approximately the purchase price of the securities.

     In December 1999, the Company sold 600 shares of convertible preferred stock to Triple Tree, an affiliate of Terra Listed Ltd., a related party, for $300,000. The convertible preferred shares have a 7% cumulative dividend and are convertible into common shares at $4.00 per share for one year after issuance at the holder's discretion or at the Company's discretion if the Company's common stock is trading at $6.00 per share for five consecutive days.

     All stock options issued to employees have an exercise price not less than the fair market value of the Company's Common Stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended December 31, 1999 and 1998. Had compensation cost for stock-based compensation been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and earnings per share for the years ended December 31, 1999 and 1998 would have been reduced to the proforma amounts presented below:

                                                           1999
                                                         ---------
Net loss
     As reported....................................     $(804,565)
     Proforma.......................................      (928,596)

Net loss per share
     As reported....................................     $    (.10)
     Proforma.......................................     $    (.12)

     The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1999: expected life of 5 years, expected volatility of 0%, risk-free interest rate of 6.0%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1999 was $1.07.