Form 10KSB40/A
period 1999-12-31
HOLLYWOOD PARTNERS COM INC
filed 2000-03-31
CIK 859916

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB/A
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

Prior to September 13, 1999, the Company's operations were conducted through Hollywood Partners, Inc., a California Corporation incorporated on August 7, 1995, and a wholly-owned subsidiary of Vitafort International Corporation.
The Company was engaged primarily in the business of designing, manufacturing and distributing food products based upon brands licensed from third parties, such as Jurassic Park: The Lost World(TM) and The Wizard of Oz(TM). Effective September 13, 1999, pursuant to a Share Exchange and Reorganization Agreement, Hollywood Partners.com, Inc., a Delaware corporation incorporated August 31, 1989 and formerly known as Guideline Capital, Inc., ("Holding Company") acquired all of the issued and outstanding shares of Hollywood Partners, Inc., a California corporation ("Operating Company"). In consideration of the shares of Operating Company, Holding Company issued an aggregate of 5,000,000 shares of its common stock to Vitafort International Corporation, a publicly traded Delaware corporation ("Vitafort"). Operating Company is now a wholly owned subsidiary of Holding Company and Vitafort is the majority stockholder of Holding Company, holding 52.1% of Holding Company's issued and outstanding common stock. In connection with the transaction, Holding Company also changed its name to "Hollywood Partners.com, Inc."

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

Gross Profit

Gross profit decreased $601,545 from $982,395 for the year ended December 31, 1998 to $380,850 for the year ended December 31, 1999, a decrease of 61%. The decrease in gross profit was caused primarily by lower product revenues and by reduced margins due to an unfavorable mix of product sales before the change in business strategy.

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


ITEM 7.  FINANCIAL STATEMENTS

SEE "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" BEGINNING ON PAGE F-1.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 10:  EXECUTIVE Compensation

On September 22, 1999, the Company entered into an Employment Agreement with an officer through June 30, 2000 which provides for monthly base salary of $10,000 and the grant of an option to purchase 300,000 shares of common stock at $1.07 per share. Such options vest 2,967 on September 22, 1999; 25,000 each on October 1, 1999 and every three-month period thereafter until April 1, 2002; and 22,033 vest on July 1, 2002. The Employment Agreement carries certain early termination provisions.

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

                                          Number of Shares    Percentage of
Name and Address of                       of Common Stock       Beneficial
Beneficial Owner                         Beneficially Owned     Ownership
-----------------                        -------------------   ------------

Vitafort International Corporation            4,619,629           52.1%
1800 Avenue of the Stars, Suite 480
Los Angeles, California 90067
                                          Number of Shares    Percentage of
Name and Address of                       of Common Stock       Beneficial
Beneficial Owner                         Beneficially Owned     Ownership
-----------------                        ------------------   -------------

Mark Beychok (1)                              150,000 (2)          1.7%

John Coppolino (1)                            150,000 (3)          1.7%

Eugene Scher (1)                               50,000 (4)          0.6%

Lee M. Lambert (1)                             77,967 (5)          0.9%

Valerie A. Broadbent (1)                       25,000 (6)          0.3%

All directors and officers as a
group. (5 persons) (2)(3)(4)(5)
and (6)                                       452,967              5.2%

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

In December 1999, the Company offered $375,000 of preferred stock convertible at $4.00 per share to Triple Tree, an affiliate of Terra Listed, Ltd. ("Terra"). $300,000 of the preferred stock was paid for during 1999. In connection with and to induce Triple Tree's investment in the Company, the Company concurrently purchased 4,100 shares of Triple Tree for an aggregate of $1 million. In connection with that purchase, Triple Tree and the Company entered into a guaranty and put agreement pursuant to which Triple Tree guaranteed that the Company would be able to liquidate all such shares for an amount not less than $1.01 million, net of commissions. At December 31, 1999, the Company had sold all of is Triple Tree stock and was owed $159,000 by Triple Tree under the guaranty and put agreement.

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

          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of Hollywood Partners.com, Inc.

We have audited the accompanying consolidated balance sheets of Hollywood Partners.com, Inc. as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hollywood Partners.com, Inc. at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



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
                                                                                      ==========                 ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


                                                                                                  December 31,
                                                                                         1999                       1998
                                                                                      ----------                 ----------
Current liabilities
  Notes payable (Note 4)                                                              $   87,516                 $        -
  Accounts payable                                                                        64,295                    251,868
  Payroll taxes payable                                                                   23,838                          -
  Loans - related party (Note 3)                                                               -                    953,301
  Accrued expenses                                                                       104,829                     66,127
                                                                                      ----------                 ----------
    Total Current Liabilities                                                            280,478                  1,271,296
                                                                                      ----------                 ----------

  Notes payable                                                                           12,693                          -
                                                                                      ----------                 ----------
  Total liabilities                                                                      293,171                  1,271,296
                                                                                      ----------                 ----------
Commitments (Note 8)

Stockholders' equity

  Convertible preferred Stock, cumulative 7%, $.001 par value; authorized 5,000,000
   shares; issued and outstanding 600 shares (Note 5)                                          1                          -

  Common stock, $.001 par value; authorized 50,000,000
   shares; issued and outstanding 8,036,000  and 5,000,000 shares (Note 9)                 8,036                      5,000

  Additional paid-in capital                                                           2,387,826                     (4,000)
  Accumulated deficit                                                                   (858,933)                    (1,861)
                                                                                      ----------                 ----------
    Total stockholders' equity (deficit)                                               1,536,930                       (861)
                                                                                      ----------                 ----------

    Total liabilities and stockholders' equity                                        $1,830,101                 $1,270,435
                                                                                      ==========                 ==========

     See accompanying summary of accounting policies and notes to financial statements.

                         HOLLYWOOD PARTNERS.COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            December 31,              December 31,
                                                                                1999                      1998
                                                                           -------------              -------------
Net revenues                                                               $     981,518              $   1,811,661

Cost of sales                                                                    600,668                    829,266
                                                                           -------------              -------------

      Gross profit                                                               380,850                    982,395
                                                                           -------------              -------------

Operating expenses
  Research and development                                                        63,073                    204,557
  Sales and marketing                                                            716,535                    541,984
  General and administrative                                                     533,240                    252,417
                                                                           -------------              -------------
    Total operating expenses                                                   1,312,848                    998,958
                                                                           -------------              -------------

    Loss from operations                                                        (931,998)                   (16,563)

Other income (expense)
  Other income (expense)                                                         (2,255)                    14,014
  Intrest expense                                                               (20,426)                         -
  Interest income                                                                 2,270                        688
                                                                           -------------              -------------
    Total other income (expense)                                                (20,411)                    14,702

Loss before extraordinary item                                                 (952,409)                    (1,861)

  Forgiveness of debt, net of income tax expense (Note 7)                         95,337                          -
                                                                           -------------              -------------

Net loss                                                                   $    (857,072)             $      (1,861)
                                                                           ========================================

Basic and diluted net loss per common share
  Loss before extraordinary item                                           $       (0.12)             $       (0.00)
  Extraordinary item                                                                0.01                       0.00
                                                                           ----------------------------------------

Basic and diluted net loss per common share                                $       (0.11)             $       (0.00)
                                                                           ========================================

Basic and diluted weighted average common shares outstanding                   8,010,553                  5,000,000
                                                                           ========================================

See accompanying summary of accounting policies and notes to financial statements.

                         HOLLYWOOD PARTNERS.COM, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years Ended December 31, 1999 and 1998




                                                                    Common Stock          Additional
                                        Preferred Stock      -------------------------     Paid-In         Accumulated
                                      Shares      Amount       Shares         Amount       Capital           Deficit        Total
                                    ----------  ----------   ----------     ----------   -----------       -----------    --------
Balance, January 1, 1998                   -         $-     5,000,000        $5,000        $   (4,000)   $       -          $1,000

Net loss                                   -          -             -             -                 -       (1,861)         (1,861)
                                    ----------------------------------------------------------------------------------------------
Balance, December, 31 1998                                  5,000,000         5,000            (4,000)      (1,861)           (861)
                                    ----------------------------------------------------------------------------------------------
Adjustment - exchange of stock
 and recapitalization                                       3,000,000         3,000            (3,800)                        (800)

Preferred Stock (Note 9)                 600           1            -             -           299,999            -         300,000

Contribution by shareholder (Note 9)       -           -            -                       2,000,000            -       2,000,000

Issuance of common stock
 for services (Note 9)                     -           -       36,000            36            49,284            -          49,320

Options issued in connection
 with debt (Note 9)                                                                            12,118                       12,118

Options issued for services (Note 9)                                                           34,225                       34,225

Net loss                                   -           -            -                                     (857,072)       (857,072)
                                    --------  ----------   ----------    ----------       -----------   -----------     ----------

Balance, December 31, 1999               600          $1    8,036,000        $8,036        $2,387,826    $(858,933)     $1,536,930
                                    ========  ==========   ==========    ==========       ===========   ===========     ==========




          See accompanying summary of accounting policies and notes
                            to financial statements

                         HOLLYWOOD PARTNERS.COM, INC.
                    CONSOLIDATED STATEMENTS  OF CASH FLOWS

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

BASIS OF CONSOLIDATION

     The accompanying consolidated financial statements of the Company include the accounts of the Company and its subsidiary Hollywood Partners, Inc. Intercompany transactions and balances have been eliminated in consolidation.


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

NOTE 9 - STOCKHOLDERS' EQUITY

     During July 1999, DYDX Consulting, LLC, a beneficial owner of Vitafort, and accordingly an indirect beneficial owner of the Company, lent the Company $375,000 at 9% interest. This loan was repaid during the fourth quarter of 1999 and DYDX Consulting received 200,000 warrants at $2.50 per share, which was greater than the fair market value of the Company's common stock on the date of grant, as consideration for the loan. As a result, the Company recorded $12,118 in interest expense for the year ended December 31, 1999.

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

                                                           1999
                                                         ---------
Net loss
     As reported....................................     $(857,072)
     Proforma.......................................      (981,103)

Net loss per share
     As reported....................................     $    (.11)
     Proforma.......................................     $    (.12)

     The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1999: expected life of 5 years, expected volatility of 0%, risk-free interest rate of 6.0%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 1999 was $1.07.