Form 10-Q
period 2000-03-31
HOLLYWOOD PARTNERS COM INC
filed 2000-05-22
CIK 859916

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-QSB


         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000


       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the transition period from ________ to ________

               Commission File Number 000-24755


                   HOLLYWOOD PARTNERS.COM, INC.
        (Exact name of Registrant as specified in its charter)

          DELAWARE		    		      33-0379106
(State or other Jurisdiction of			(I.R.S.
incorporation or organization)       		Employer
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

The number of shares of the Registrant's Common Stock, par value $.001 per share outstanding May 19, 2000 is 8,324,000.

HOLLYWOOD PARTNERS.COM, INC.

CONTENTS


PART 1 - FINANCIAL INFORMATION


ITEM 1.          Consolidated Financial Statements:

Balance Sheets - March 31, 2000 (unaudited)
and December 31, 1999					     3-4

Statements of Operations (unaudited)
Three Month Periods Ended
March 31, 2000 and 1999				             5

Statement of Stockholders' Equity (unaudited)
Three Month Period Ended March 31, 2000            	 6

Statements of Cash Flows (unaudited)
Three Month Periods Ended March 31, 2000 and 1999  	 7

Notes to the Financial Statements	                8-10


ITEM 2.

Management's Discussion and Analysis of Financial
Condition and Results of Operations	               11-14


PART II - OTHER INFORMATION


Signature........................	                  15

                   HOLLYWOOD PARTNERS.COM, INC.
                    CONSOLIDATED BALANCE SHEET
             As of March 31, 2000 and December 31, 1999

                               ASSETS
                           						March 31,   December 31,
                             				  2000         1999
                            					     (Unaudited)

Current assets
  Cash and cash equivalents  	$    901,160  $   1,086,585
  Marketable securities            162,145        514,150
  Prepaid insurance, current        76,225         76,225
  Prepaid expenses
    and other current assets        91,505         68,801
      Total Current Assets       1,231,035      1,745,761

Equipment
  Computer equipment                32,095          7,517
  Less accumulated depreciation     (1,910)          (502)
    Total Equipment                 30,185          7,015

Prepaid insurance, long term        29,964         49,835
Receivable from related party       81,681          8,995
Other assets                             -         18,495

  Total Assets               $   1,372,865  $   1,830,101



See accompanying notes to consolidated financial statements.

                    HOLLYWOOD PARTNERS.COM, INC.
                    CONSOLIDATED BALANCE SHEET
             As of March 31, 2000 and December 31, 1999


                LIABILITIES AND STOCKHOLDERS' EQUITY

						March 31,   December 31,
						  2000         1999
					     (Unaudited)


Current liabilities
  Notes payable                     $76,435       $87,516
  Payroll taxes payable                   -        23,838
  Accounts payable                   61,497       64,295
  Accrued expenses                  133,940       104,829
    Total Current Liabilities       271,872       280,478

Notes payable                             -        12,693
Total liabilities                   271,872       293,171


Stockholders' equity

  Convertible Preferred Stock,
   cumulative 7%, $.001 par value;
   authorized 5,000,000 shares;
   issued and outstanding 600 shares      1             1

  Common stock, $.001 par value;
   authorized 50,000,000 shares;
   issued and outstanding
   8,036,000 shares                   8,324         8,036

  Additional paid-in capital      2,565,886     2,387,826

  Accumulated deficit            (1,473,217)     (858,933)

  Total Stockholders' Equity
   (Deficit)                      1,100,994     1,536,930


  Total Liabilities
   & Stockholders' Equity        $1,372,865    $1,830,101


See accompanying notes to consolidated financial statements

                 HOLLYWOOD PARTNERS.COM, INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Unaudited)

		    					  Three Months Ended
								 March 31,
						        2000           1999

Net revenues   			           $  26,988      $ 576,613

Cost of sales                                    -        234,366
      Gross profit                          26,988        342,247

Operating expenses
  Research and development                  25,921          2,427
  Sales and marketing                      200,582        168,560
  General and administrative               422,129          2,717
    Total operating expenses               498,367        173,704

    Income (Loss) from operations         (621,644)       168,543

Other income                                 7,360         84,441
    Total other income                       7,360         84,441


Net income (loss)                         (614,284)       252,984

Basic and diluted net income
  (loss) per common share               $    (0.07)     $    0.03


Basic and diluted  weighted average
   shares of common stock                8,275,956      8,010,553

     See accompanying notes to consolidated financial statements.

                            HOLLYWOOD PARTNERS.COM, INC.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         Three Months Ended March 31, 2000
                                  (Unaudited)

                                                Additional
            Preferred  Stock    Common Stock     Paid-In   Accumulated
	       Shares   Amount   Shares   Amount   Capital     Deficit     Total

Balance,
Jan 1, 2000    600      1    8,036,000  $8,036  $2,387,826 $(858,933)$1,536,930

Issuance
of Stock
for services                   288,000     288      86,272               86,560

Issuance of
Warrants and
Options for
Services                                            91,788               91,788

Net Loss                                                     (614,284) (614,284)

Balance,
Mar 31, 2000  600      1    8,324,000  $8,324 $2,565,886 $(1,473,217)$1,100,994


            See accompanying notes to consolidated financial statements.

                  HOLLYWOOD PARTNERS.COM, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited)

                                                  Three Months Ended
						       March 31, 2000     March 31, 1999

Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
    Net income (loss)                         $(614,284)       $252,984

Adjustment to reconcile net income
  (loss) to net cash provided
  by (used in) operating activities
     Stock, warrants and options
       issued for services                      178,348             -

      Depreciation & Amortization                 1,408          17,184

     Changes in operating assets and liabilities:
        Other receivable                       (162,145)        396,111
        Inventories                                 -          (172,678)
        Prepaid expenses and
          other current assets                   (2,833)          2,427
        Other assets                             18,495             -
        Payroll taxes payable                   (23,838)            -
        Accounts payable                         (2,799)       (200,559)
        Accrued expenses                         29,111          48,756
          Cash and cash equivalents
            provided by (used in)
            operating activities               (578,537)        344,225

Cash flows from investing activities:
     Proceeds from sale of Marketable
         Securities                             514,150              -
     Purchase of computer equipment             (24,578)             -
     Cash and cash equivalents
       provided by (used in)
       investing activities                     489,572

Cash flows from financing activities:
     Loan from related parties                  (72,686)      (207,515)
     Proceeds from notes payable                (23,774)             -
     Cash and cash equivalents
     provided by (used in)
     financing activities                       (96,460)      (207,515)
Increase (decrease) in cash
  and cash equivalents                         (185,425)       136,710
Cash and cash equivalents,
  beginning of period                         1,086,585        243,834
Cash and cash equivalents,
  end of period                                $901,160       $380,544






          See accompanying notes to consolidated financial statements.
                                     7

                          HOLLYWOOD PARTNERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - GENERAL

The Company is presently engaged in developing an online sweepstakes, marketing and promotions Website on the Internet. The Company also licenses intellectual properties from third parties and develops branded food and confection products.

Effective September 13, 1999, the Company acquired all the issued and outstanding shares of Hollywood Partners, Inc.
that previously operated as a wholly-owned subsidiary of Vitafort International Corporation. The Company issued 5,000,000 shares of its common stock to Vitafort International Corporation in connection with this acquisition and changed its name to Hollywood Partners.com, Inc.

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

As contemplated by the Securities and Exchange
Commission (SEC) under item 310(b) of Regulation S-B, the accompanying consolidated financial statements and related footnotes do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. The accompanying consolidated financial statement should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on form 10-KSB for the year ended
December 31, 1999.


NOTE 2 - OTHER RECEIVABLES

Other receivables include a receivable from the sale of marketable securities.

NOTE 3 - RELATED PARTY

As of March 31, 2000, the Company is owed $81,681 from its majority shareholder, Vitafort International Corporation.


NOTE 4 - NOTES PAYABLE

Represents primarily the amount of insurance costs being financed by a financial institution. The note has monthly payments of $6,347, bears interest at 8.92%, and matures in February 2001.

NOTE 5 - STOCKHOLDERS' EQUITY

During the first quarter, the Company granted 140,000 warrants to purchase common shares and 68,000 common shares to various consultants in consideration for past and future services. The warrants were granted at an exercise price of $1.37 and expire three years from grant. Of the 140,000 warrants, 107,000 have been vested and 33,000 will be vested at discretion of the Board of Directors. On January 13, 2000, the Company issued 200,000 shares for services rendered to a consultant to the predecessor company.

During the first quarter, the Company granted and vested 1,500,000 warrants to purchase common shares at $1.37 per share and 20,000 common shares to three strategic partners. The warrants were granted at an exercise price of $1.37 and expire three years from grant.

During the first quarter, the Company added 12 persons to its Advisory Board who have special expertise, knowledge and contacts that are valuable for the Company. To attract and encourage participation form these Advisory Board members, the Company offered each a package granting 25,000 warrants to purchase common shares at $1.37 per share vesting immediately upon grant. These options expire three years from grant.

Based upon the fair value of the warrants and the shares upon the respective dates of issuance, the Company recorded $166,910 in consulting and compensation expenses during the first quarter of 2000, and capitalized $11,150 in prepaid consulting services to be amortized during the next four quarters.

NOTE 6 - LITIGATION

The Company is not subject to any pending claims or litigation.


NOTE 7 - SUBSEQUENT EVENTS

          Lee M. Lambert, the President, CEO and Treasurer of the Company, has indicated to the Company that he does not intend to continue as an officer or director of the Company upon expiration of his contract on June 30, 2000. On May 16, 2000, Mr. Lambert resigned his positions as
CEO and Treasurer, and Eugene Scher, a Director of the Company, assumed these positions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

(Unaudited)

Cautionary Statement for Purposes of "Safe Harbor
Provisions" of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Quarterly Report on Form 10-QSB ("Form 10-QSB") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. These statements may be contained in our filings with the Securities and Exchange Commission, press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "intend", "expects,"
"plans," "anticipates," "believes," "estimates,"
"predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.
See also the information set forth in Exhibit 99.1 on our Form 8-K dated January 21, 2000 titled "RISK FACTORS," incorporated herein to this annual report.


Three Months Ended March 31, 2000 and 1999

Results of Operations:

Because the Company changes its focus from marketing
Snack foods to an Internet strategy, comparisons of the Company's first quarter of 1999 and 2000 may not be meaningful. Hollywood Partners.com (the "Company") is a marketing and promotions company building a family of content, community and commerce opportunities offered to Website visitors. Using entertainment-themed Websites, we present both proprietary and sourced content to build relationships with Website visitors and to collect their demographic and lifestyle information. We expect to obtain revenues from many sources including sweepstakes sponsorships, Website sponsorships and allowing access to our registered users ("Members") who have given permission for us to send them offers from marketing partners. To date, revenues from these sources have been minimal as the Company's website was not presenting all of its planned features during the quarter and sales cycles based on the new site have just begun.

We launched our initial Website in September 1999 under the URL www.HollywoodPartners.com. This Website was used to post and manage a number of sweepstakes contests for various customers and partners, coming from industries such as food manufacturing, entertainment, publishing, sporting goods and concert promotion. In the second quarter, we are re-launching our Internet offerings with two new Websites under a HollywoodPartners.com brand umbrella:

PlanetFree.com (launched May 2000) - a new sweepstakes Website that replaced the sweepstakes functions of the prior hollywoodpartners.com Website and that initially can host up to 20 sweepstakes at one time. This Website is designed to host sweepstakes and promotions for retailers and manufacturers who we believe are seeking a higher level of branding and capability to educate than generally offered on other sweepstakes Websites.

BigTimeHollywood.com - a new e-magazine that will offer original content plus news, games and reference information about the entertainment industry, primarily focused toward movies and television. The features and other information we provide on this Website are aimed to both entertain and inform the visitor about the entertainment industry, how it works and why.

As part of our mission, we also strive to be a socially responsible company. In our normal course of business, we attempt to integrate environmental organizations and charitable causes into our content. For example, PlanetFree.com contains links to environmental organizations and many of our sweepstakes are expected to have tie-ins to charities. We promote support of charities and encourage co-sponsorship of charities as a part of our regular sales program.

We intend to use the Hollywood Partners.com brand as an "umbrella" to build, partner or acquire additional complementary Websites that offer unique content for our visitors. As this group of associated Websites builds, we plan to increase the relationship we have with our visitors and increase our ability to effectively conduct direct marketing activities with them.

Revenues to date have been minimal for the Company's new business model. Prior to the launch of Planet Free, we have used our Website as a demonstration to prove our capabilities to successfully conduct sweepstakes promotions, to collect registration information from our visitors and to refer visitors to information or e-commerce opportunities. Companies we have worked with or who have committed to working with us in the next twelve months as sweepstakes licensors, sweepstakes or product sponsors include Rite-Aid, Johnson & Johnson, eMap Publishing,
Warner Bros., Jam Productions, GiftCertificates.com(TM), S3 and Vitafort International Corporation, an affiliated company.


Net Revenues

For the three months ended March 31, 2000, net sales were $26,988 compared to $576,613 for the same period in 1999, a decrease of $549,625 or approximately 95%. This decrease in revenue was due to the Company's change in strategy to exit the snack food manufacturing and distribution businesses and to develop its marketing and promotions business on the Internet. Revenues for the period reflect sweepstakes services performed for Vitafort
International Corporation, the majority owner of the Company.

Gross Profit

Gross profit decreased from $342,247 for the three months ended March 31, 1999 to $26,988 for the three months ended March 31, 2000, a decrease of $315,259 or 1,168%. Gross profit was 100% of net revenues for the quarter ended March 31, 2000, compared to 59% for the same period of 1999. The decrease of the amount of gross profit is due to the change in Company strategy, and reflects the decrease in net revenues from this change. The increase in the gross margin percentage reflects the new business strategy to exit the manufacturing and distribution business model and to initiate a technology-based business model.

Operating Expenses

Research and Development - Total expenses for product development in the three months ended March 31, 2000 were $25,921 compared to $2,427 for the same period in 1999, a decrease of $23,494, or 968%. For the three month
1999 period, these expenses were for the development of food products. For the three month 2000 period, these expenses were primarily for the development of our Website offerings and technology underlying the Website.


Sales and Marketing

Total sales and marketing expenses for the three months ended March 31, 2000, were $200,582 compared to $168,560 for the three months ended March 31, 1999, an increase of $32,022, or 19%. This increase is primarily due to the cost of design and development of the Company's new
Websites on the Internet and the cost of promoting its new business strategy was greater than the amounts spent marketing snacks in the prior year.

General and Administrative

For the three months ended March 31, 2000, total general and administrative expenses were $271,864 compared to $2,717 for the same quarter ended March 31, 1999, an increase of $269,147 or 990%. This increase is due to the change of the Company's business strategy to marketing and promotions on the Internet.

Liquidity and Capital Resources
                           Three Months Ended
                                 March 31,
                              2000       1999
Net Cash Provided by
(Used in) Operations      $(578,537) $  334,225

Net Cash Provided by
Financing Activities        489,572           -

Net Cash Used in
Investing Activities        (96,460)          -

Working Capital             959,163   1,465,283

The Company is increasing spending levels to allow for the transition of focus from the prior business of formulating, marketing and distributing food products to a new business strategy to develop a marketing and promotions
Web site on the Internet. The Company received a $2 million funding commitment during 1999 to support this change in focus and to allow for increased expenditures. The Company has suffered recurring losses from operations. The Company is attempting to raise additional capital to meet future working capital requirements, but may not be able to do so.
Should the Company not be able to raise additional capital, it may have to severely curtail operations.

The Company continues to expend resources in the product development area for the scheduled introduction of new products. However, there is no guarantee that these products, once introduced in the market, will achieve the anticipated level of sales forecast by the Company nor reach the gross profit margin targeted by the Company for each of the products.

Subsequent Events

Lee M. Lambert, the President, CEO and Treasurer of the Company, has indicated to the Company that he does not intend to continue as an officer or director of the Company upon expiration of his contract on June 30, 2000. On May 16, 2000, Mr. Lambert resigned his positions as CEO and Treasurer, and Eugene Scher, a Director of the Company, assumed these positions.

PART II - OTHER INFORMATION


HOLLYWOOD PARTNERS.COM, INC.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOLLYWOOD PARTNERS.COM, INC.
(Company)


/s/ Lee M. Lambert
Lee M. Lambert
President


/s/ Fred Rigaud
Fred Rigaud
Acting Chief Financial Officer









Date:   May 19, 2000