Form 10QSB
period 2000-06-30
HOLLYWOOD PARTNERS COM INC
filed 2000-08-21
CIK 859916

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                        Commission File Number 000-24755


                         HOLLYWOOD PARTNERS.COM, INC.
                         ----------------------------
             Exact name of Registrant as specified in its charter)

DELAWARE                                                  33-0379106
(State or other Jurisdiction of                       (I.R.S.  Employer
incorporation or organization)                         Identification Number)



           1800 Avenue of the Stars, Suite 480, Los Angeles, CA 90067
           ----------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (310) 552-0555
                                 --------------
              (Registrant's telephone number, including area code)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding twelve months ended December 31, 1998 (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

                        Yes: X           No:


The number of shares of the Registrant's Common Stock, par value $.001 per share outstanding on August 17, 2000 is 8,258,000.

                          HOLLYWOOD PARTNERS.COM, INC.

                                    CONTENTS


                         PART 1 - FINANCIAL INFORMATION

       ------------------------------------------------------------------


ITEM 1.          Consolidated Financial Statements:

         Balance Sheets
         June 30, 2000 (unaudited) and December 31,1999......... 3-4

         Statements of Operations (unaudited)
         Three Month Periods Ended June 30, 2000 and 1999......... 5
         Six Month Periods Ended June 30, 2000 and 1999........... 6

         Statement of Stockholders' Equity (unaudited)
         Six Month Period Ended June 30, 2000 ................... 7

         Statements of Cash Flows (unaudited)
         Six Month Periods Ended June 30, 2000 and 1999........... 8

         Notes to the Financial Statements......................9-10


ITEM 2.

      Management's Discussion and Analysis of Financial Condition
      and Results of Operations................................11-15



                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


Signatures.....................................................16

                          HOLLYWOOD PARTNERS.COM, INC.
                           CONSOLIDATED BALANCE SHEET
                    As of June 30, 2000 and December 31, 1999


ASSETS


                                                   June 30,
                                                    2000           December 31,
                                             (Unaudited)                1999
                                             -----------------------------------

Current assets
  Cash and cash equivalents                        $387,106          $1,086,585
  Accounts receivable, less allowance for
     doubtful accounts of $61,803                         -                  -
  Inventory                                               -                  -
  Marketable securities                                   -             514,150
  Other receivables                                 161,645                  -
  Prepaid insurance, current                         69,736              76,225
  Prepaid expenses and other current assets          54,062              68,801
                                               --------------------------------
      tal Current Assets                            672,549           1,745,761
                                              ---------------------------------

Equipment
  Computer equipment                                 45,583               7,517
  Less accumulated depreciation                      (4,989)               (502)
                                               --------------------------------
    Total Equipment                                  40,594               7,015
                                               --------------------------------

Prepaid insurance, long term                         16,583              49,835
Receivable from related party                       110,884               8,995
Other assets                                              -              18,495
                                               --------------------------------

  Total Assets                                     $840,610          $1,830,101
                                               ================================







      See accompanying notes to consolidated financial statements.

                          HOLLYWOOD PARTNERS.COM, INC.
                           CONSOLIDATED BALANCE SHEET
                    As of June 30, 2000 and December 31, 1999

                 LIABILITIES AND STOCKHOLDERS' EQUITY



                                                       June 30,
                                                         2000     December 31,
                                                     (Unaudited)      1999
                                                     -------------------------
Current liabilities
  Notes payable                                       $ 54,093     $   87,516
  Loan from parent company                                   -         64,295
  Accounts payable                                      25,540         23,838
  Accrued expenses                                     150,042        104,829
                                                     ------------------------
  Total Current Liabilities                            229,675        280,478

Notes payable - Long term                                    -         12,693
                                                     ------------------------
Total liabilities                                      229,675        293,171
                                                     ------------------------


Stockholders' equity
Convertible Preferred Stock, cumulative 7%, $.001
par value; authorized 5,000,000 shares; issued and
outstanding.                                                 1              1

Common Stock, $.001 par value; authorized
50,000,000 shares; issued and outstanding 8,324,000
and 8,036,000.                                          8,324           8,036

Additional paid-in capital                          2,565,886       2,387,826

Accumulated deficit                                (1,963,276)       (858,933)
                                                   ---------------------------
Total Stockholders' Equity                            610,935       1,536,930


Total Liabilities & Stockholders' Equity           $  840,610      $1,830,101
                                                  ===========================




     See accompanying notes to consolidated financial statements

                          HOLLYWOOD PARTNERS.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                       Three Months Ended
                                                       June 30,
                                                      2000            1999
                                                    -----------------------
Net revenues                                         $  25,000     $ 576,613

Cost of sales                                          -             234,366
                                                    ------------------------
Gross profit                                            25,000       342,247

Operating expenses
  Research and development                               1,500         2,427
  Sales and marketing                                  181,138       168,560
  General and administrative                           340,989         2,717
  Total operating expenses                             523,627       173,704

  Income (Loss) from operations                       (498,627)      168,543

Other income
  Total other income                                     7,769        84,441
                                                     -----------------------
                                                         7,769        84,441
Net income (loss)                                     (490,858)      252,984
                                                      ======================

Basic and diluted net income (loss) per common share $   (0.06)    $    0.03
                                                      ----------------------
Basic and diluted  weighted average shares of
common stock                                         8,275,956     8,010,553
                                                     =======================







      See accompanying notes to consolidated financial statements

                          HOLLYWOOD PARTNERS.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Six Months Ended
                                                           June 30,
                                                  2000                 1999
                                              ---------------------------------

Net revenues                                $    51,988          $   739,709

Cost of sales                                        -               501,538
                                             ----------------------------------
      Gross profit                               51,988              238,171

Operating expenses
  Research and development                       27,421                4,895
  Sales and marketing                           381,720              386,793
  General and administrative                    763,118              182,991
                                              ----------------------------------
    Total operating expenses                  1,172,259              574,679

    Loss from operations                     (1,120,271)            (336,508)

Other income
  Other income                                      -                     -
  Interest income                                15,129                  477
                                              ---------------------------------
   Total other income                            15,129                  477
                                              ----------------------------------

Loss, before extraordinary item              (1,105,142)            (336,031)

Extraordinary gain on extinguishment of debt         -                84,441
Net loss                                    $(1,105,142)         $  (251,590)
                                           =====================================


Basic and diluted net loss per common share:
Loss before extraordinary item              $     (0.13)         $     (0.04)
Extraordinary gain on extinguishment of debt        -                    .01
                                           -------------------------------------
Basic and diluted net loss                  $     (0.13)         $     (0.03)
                                            ====================================

Basic and diluted  weighted average shares of
of common stock                                8,324,000            8,010,553
                                            ====================================




       See accompanying notes to consolidated financial statements

                          HOLLYWOOD PARTNERS.COM, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         Six Months Ended June 30, 2000
                                   (Unaudited)





                                 Preferred Stock              Common Stock
                              ------------------------ ------------------------
                              Shares          Amount      Shares        Amount
                             ---------------------------------------------------

Balance, January 1, 2000       600                  1   8,036,000     $8,036

Issuance of stock for services                            288,000        288

Issuance of warrants and
options for services

Net Loss                      ------------------------------------------------


Balance, June 30, 2000          600                 1    8,324,000    $8,324
                              =================================================


                                   Additional
                                   Paid-In         Accumulated
                                   Capital           Deficit           Total
                                ------------------------------------------------
Balance, January 1, 2000         $2,387,826      $  (858,134)        $1,537,729

Issuance of stock for services       86,272                              86,560

Issuance of warrants and
options for services                 91,788                              91,788

Net Loss                                          (1,105,142)        (1,105,142)
                               -------------------------------------------------
Balance, June 30, 2000           $2,565,886      $(1,963,276)         $  610,935
                               =================================================


           See accompanying notes to consolidated financial statements

                          HOLLYWOOD PARTNERS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Six Months Ended
                                             June 30, 2000        June 30, 1999
                                          --------------------------------------

Increase (Decrease) in Cash and
Cash Equivalents

Cash flows from operating activities:
    Net loss                                   $(1,105,142)         $  (251,590)
    Allowance for doubtful accounts                                      40,331
Adjustment  to  reconcile  net income
(loss) to net cash  provided by (used in)
operating activities Stock, warrants
and options issued for services                    178,348                  -
Depreciation & Amortization                          4,487                  -

Changes in operating assets and liabilities:
Accounts receivable, trade                               -              627,494
Other receivables                                 (161,645)
Inventories                                              -              (55,934)
Prepaid expenses and other current assets           54,480                 (456)
Payroll taxes payable                              (23,838)                 -
Accounts payable                                   (37,956)            (167,576)
Other assets                                        18,495                    -
Accrued expenses                                    45,213               14,786
                                              ---------------------------------
Cash and cash equivalents provided by (used in)
operating activities                            (1,027,558)             207,055
                                              ----------------------------------
Cash flows from investing activities:
Proceeds from sale of marketable securites         514,150                  -
Purchase of computer equipment                     (38,066)              (2,975)
                                              ---------------------------------
Cash and cash equivalents provided by (used in)
investing activities                               476,084               (2,975)

Cash flows from financing activities:
Loan from related parties                         (101,889)            (261,386)
Proceeds from notes payable                        (46,116)                 -
                                                -------------------------------
Cash and cash equivalents used in
financing activities                              (148,005)            (261,386)

Decrease in cash and cash equivalents             (699,478)             (57,306)
Cash and cash equivalents, beginning of period   1,086,585              243,834
                                               --------------------------------
Cash and cash equivalents, end of period       $   387,106          $   186,528

                                              =================================

               See accompanying notes to consolidated financial statements

                          HOLLYWOOD PARTNERS.COM, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - GENERAL

         The Company has positioned itself to service its client base in the areas of marketing, branding and distribution. Using the Company's tie-ins to entertainment and sports properties, the Company provides strategic solutions to help clients to achieve their marketing and business objectives. The Company will generate revenue by charging the client base for its promotional packages, and by utilizing the registered database for back end commerce and demographic enhancement.

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

         The accompanying financial statements have been prepared on the basis that Hollywood Partners, Inc. has been the acquirer for accounting purposes for the reporting periods presented.

         The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 1999 and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The financial statements include the results of Hollywood Partners, Inc., a wholly owned subsidiary of Hollywood Partners.com, Inc. In addition, all significant intercompany accounts have been eliminated. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

         As contemplated by the Securities and Exchange  Commission  (SEC) under item 310(b) of Regulation S-B, the accompanying consolidated financial statements and related footnotes do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

NOTE 2 - OTHER RECEIVABLES

    Other  receivables   include  a  receivable  from  the  sale  of  marketable
securities.

NOTE 3 - RELATED PARTY

           As of June 30, 2000, the Company is owed $110,884 from its majority shareholder, Vitafort International Corporation.

NOTE 4 - NOTES PAYABLE

         Represents primarily the amount of insurance costs being financed by a financial institution. The note has monthly payments of $6,347, bears interest at 8.92%, and matures in February 2001.

NOTE 5 - STOCKHOLDERS' EQUITY

         During the second quarter, the Company added 2 persons to its Advisory Board who have special expertise, knowledge and contacts that are valuable for the Company. To attract and encourage participation form these Advisory Board members, the Company offered each a package granting 25,000 warrants to purchase common shares at $3.125 per share, vesting immediately upon grant. These options expire three years from grant.

NOTE 6 - LITIGATION

         The Company is not subject to any pending claims or litigation.

NOTE 7 - SUBSEQUENT EVENTS

          On July 1, 2000, Eugene Scher assumed the position of President of the Company following Lee M. Lambert's resignation at the termination of his contract on June 30, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (Unaudited)

Cautionary Statement for Purposes of "Safe Harbor Provisions" of the Private Securities Litigation Reform Act of 1995. Certain statements contained in this Quarterly Report on Form 10-QSB ("Form 10-QSB") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. These statements may be contained in our filings with the Securities and Exchange Commission, press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "intend", "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. See also the information set forth in Exhibit 99.1 on our Form 8-K dated January 21, 2000 titled "RISK FACTORS," incorporated herein to this quarterly report.

Three Months and Six Months Ended June 30, 2000 and 1999

Results of Operations:

          As a result of the rapidly changing dynamics in marketing and the world of the Internet, the Company has modified its positioning, and as a result it may not be meaningful to compare at the first half revenues of 1999 and 2000. Although we still believe strongly that the Internet is the the most cost effective method to produce sales, generate store traffic and build a stronger back end business, we believe that this strategy must be incorporated into a larger scheme and not be incorporated as a "stand alone strategy."

      Our Website offers visitors opportunities to win free prizes and receive entertainment-oriented information in exchange for simple opt-in registration. We intend to utilize the demographic and psychographic information collected by the registration to generate store traffic and allow us to send appropriate offers from our marketing partners. Once our Website generates sufficient traffic, we can also utilize it as a source for branding, advertising and back-end business development.

      The experience of our managemente team and the support of our eclectic advisory board, enables us to create unique and functional programs combining various components from the fields of entertainment, sports and business that will keep our customer base pleased with the results. To date revenues are minimal because of the changes in the base model, but we are now focused on retaining retailers, manufacturers and Fortune 2000 companies as clients for the upcoming quarters.

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

         PlanetFree.com (launched May 2000) - a new sweepstakes Website that replaced the sweepstakes functions of the prior hollywoodpartners.com Website and that initially can host up to 20 sweepstakes at one time. This Website is designed to host sweepstakes and promotions for retailers and manufacturers who we believe are seeking a higher level of branding and education capabilities than are generally offered on other sweepstakes Websites.

         BigTimeHollywood.com (launched May 2000) - a new e-magazine that offers original content plus news, games and reference information about the entertainment industry, with a primary focus toward movies and television. The features and other information provided on this Website are aimed to both entertain and inform the visitor about the entertainment industry.

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

      Revenues to date have been minimal for the Company's new business model. Prior to the launch of PlanetFree, we have used our Website as a demonstration to prove our capabilities to successfully conduct sweepstakes promotions, to collect registration information from our visitors and to refer visitors to information or e-commerce opportunities. Companies we have worked with or who have committed to working with us in the next twelve months as sweepstakes licensors, sweepstakes or product sponsors include Rite-Aid, Johnson & Johnson, Warner Bros., Jam Productions, GiftCertificates.com(TM), Sony, Best Buy, Lions Gate and MyIvan.com.

Net Revenues

       For the three months ended June 30, 2000, net sales were $25,000 compared to $576,613 for the same period in 1999, a decrease of $551,613 or approximately 96%. This decrease in revenue was due to the Company's change in strategy to exit the snack food manufacturing and distribution businesses and to develop its marketing and promotions business on the Internet. Revenues for the period reflect sweepstakes services performed for Vitafort International Corporation, the majority owner of the Company.

        For the six months ended June 30, 2000, net sales were $51,988 compared to $739,709 for the same period in 1999, a decrease of $687,721 or approximately 93%. This decrease in revenue was due to the Company's change in strategy to exit the snack food manufacturing and distribution businesses and to develop its marketing and promotions business on the Internet. Revenues for the period reflect sweepstakes services performed for Vitafort International Corporation, the majority owner of the Company.

Gross Profit

      Gross profit decreased from $342,247 for the three months ended June 30, 1999 to $25,000 for the three months ended June 30, 2000, a decrease of $317,247 or 93%. Gross profit was 100% of net revenues for the quarter ended June 30, 2000, compared to 59% for the same period of 1999. The decrease of the amount of gross profit is due to the change in Company strategy, and reflects the decrease in net revenues from this change. The increase in the gross margin percentage reflects the new business strategy to exit the manufacturing and distribution business model and to initiate a technology-based business model.

      Gross profit decreased from $238,171 for the six months ended June 30, 1999 to $51,988 for the six months ended June 30, 2000, a decrease of $186,183 or 78%. Gross profit was 100% of net revenues for the six months ended June 30, 2000, compared to 32% for the same period of 1999. The decrease of the amount of gross profit is due to the change in Company strategy, and reflects the decrease in net revenues from this change. The increase in the gross margin percentage reflects the new business strategy to exit the manufacturing and distribution business model and to initiate a technology-based business model.

Research and Development

       Total research and development expenses for product development in the three months ended June 30, 2000 were $1,500 compared to $2,427 for the same period in 1999, a decrease of $927, or 38%. For the three month 1999 period, these expenses were for the development of food products. For the three month 2000 period, these expenses were primarily for the development of our Website offerings and technology underlying the Website.

       Total research and development expenses for product development in the six months ended June 30, 2000 were $27,421 compared to $4,895 for the same period in 1999, an increase of $22,526, or 460%. For the six month 1999 period, these expenses were for the development of food products. For the six month 2000 period, these expenses were primarily for the development of our Website offerings and technology underlying the Website.

Sales and Marketing

         Total sales and marketing expenses for the three months ended June 30, 2000, were $181,138 compared to $168,560 for the three months ended June 30, 1999, an increase of $12,578, or 7%. This increase is primarily due to the cost of design and development of the Company's new Websites on the Internet and the cost of promoting its new business strategy.

         Total sales and marketing expenses for the six months ended June 30, 2000, were $381,720 compared to $386,793 for the six months ended June 30, 1999, a decrease of $5,073, or 1%. This decrease is primarily due to the cost of design and development of the Company's new Websites on the Internet and the cost of promoting its new business strategy which was greater than the amounts spent in the prior year.

General and Administrative

         For the three months ended June 30, 2000, total general and administrative expenses were $340,989 compared to $2,717 for the same quarter ended June 30, 1999, an increase of $338,272. This increase is due to the increase of staffing and administrative expenses to execute the Company's business strategy to marketing and promotions on the Internet.

         For the six months ended June 30, 2000, total general and administrative expenses were $763,118 compared to $182,991 for the six months ended June 30, 1999, an increase of $580,127. This increase is due to the increase of staffing and other administrative expenses to execute the Company's business strategy to marketing and promotions on the Internet.


Liquidity and Capital Resources

                                                          Six Months Ended
                                                              June 30,
                                                      2000               1999
                                                     --------------------------

Net Cash Provided by (Used in) for Operations    $(1,027,558)     $   207,055
Net Cash Used in Financing Activities               (148,005)        (261,386)
Net Cash Used in Investing Activities                476,084           (2,975)
Working Capital (Deficit)                            442,874         (255,426)

         The Company is increasing spending levels to allow for the transition of focus from the prior business of formulating, marketing and distributing food products to a new business strategy to develop a marketing and promotions Website on the Internet. The Company received a $2 million funding commitment during 1999 to support this change in focus and to allow for increased expenditures. The Company has suffered recurring losses from operations. The Company is attempting to raise additional capital to meet future working capital requirements, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations.

Subsequent Events

          On July 1, 2000 Eugene Scher, Chief Executive Officer, assumed the position of President following Lee M. Lambert's resignation effective June 30, 2000.

PART II - OTHER INFORMATION


                          HOLLYWOOD PARTNERS.COM, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          HOLLYWOOD PARTNERS.COM, INC.
                                    (Company)


                                /s/ Eugene Scher
                                  Eugene Scher
                                    President


                                 /s/ Fred Rigaud
                                   Fred Rigaud
                         Acting Chief Financial Officer









                              Date: August 21, 2000