Form 10QSB
period 2000-09-30
HOLLYWOOD PARTNERS COM INC
filed 2000-11-20
CIK 859916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number 000-24755
                                    ---------


                          HOLLYWOOD PARTNERS.COM, INC.
                          -----------------------------


        Exact name of Registrant as specified in its charter)

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

                   Yes: X                 No:


The number of shares of the Registrant's Common Stock, par value $.001 per share outstanding on November 20, 2000 is 8,833,450.

                          HOLLYWOOD PARTNERS.COM, INC.

                                    CONTENTS


                         PART 1 - FINANCIAL INFORMATION

       -----------------------------------------------------------------


ITEM 1. Consolidated Financial Statements:

        Balance Sheets
        September 30, 2000 (unaudited) and December 31,1999........ 3-4

        Statements of Operations (unaudited)
        Three Month Periods Ended September 30, 2000 and 1999........ 5
        Nine Month Periods Ended September 30, 2000 and 1999......... 6

        Statement of Stockholders' Equity (unaudited)
        Nine Month Period Ended September 30, 2000................... 7

        Statements of Cash Flows (unaudited)
        Nine Month Periods Ended September 30, 2000 and 1999......... 8

        Notes to the Financial Statements......................... 9-10


ITEM 2.

        Management's Discussion and Analysis of Financial Condition
        and Results of Operations.................................11-15



                           PART II - OTHER INFORMATION

        ---------------------------------------------------------------


Signature............................................................16

                            HOLLYWOOD PARTNERS.COM, INC.
                            CONSOLIDATED BALANCE SHEET
                As of September 30, 2000 and December 31, 1999



                                               ASSETS

                                                     September 30,
                                                        2000        December 31,
                                                     (Unaudited)          1999
                                                     ----------     ------------
Current assets
  Cash and cash equivalents                           $ 36,791      $ 1,086,585
  Accounts receivable, less allowance for
     doubtful accounts of $61,803                            -                -
  Inventory                                                  -                -
  Marketable securities                                      -          514,150
  Other receivables                                     11,211                -
  Prepaid insurance, current                            66,417           76,225
  Prepaid expenses and other current assets             32,691           68,801
                                                      --------      -----------
    Total Current Assets                               147,110        1,745,761
                                                      --------      -----------

Equipment
  Computer equipment                                    46,583            7,517
  Less accumulated depreciation                         (8,883)            (502)
                                                       -------       ----------
    Total Equipment                                     37,700            7,015
                                                       -------       ----------

Prepaid insurance, long term                                 -           49,835
Receivable from related parties                              -            8,995
Other assets                                                 -           18,495
                                                      --------       ----------

  Total Assets                                       $ 184,810      $ 1,830,101
                                                     ==========     ===========




           See accompanying notes to consolidated financial statements.

                        HOLLYWOOD PARTNERS.COM, INC.
                         CONSOLIDATED BALANCE SHEET
              As of September 30, 2000 and December 31, 1999



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    September 30,
                                                       2000        December 31,
                                                  (Unaudited)          1999
                                                    -----------    ------------
Current liabilities
  Notes payable                                       $ 65,985         $ 87,516
  Loan from parent company                                   -           64,295
  Accounts payable                                    $ 16,648           23,838
  Accrued expenses                                     124,282          104,829
                                                     ---------       -----------
    Total Current Liabilities                          206,915          280,478
                                                     ---------       -----------

Notes payable - Long term                                    -           12,693
                                                     ---------          --------
Total liabilities                                      206,915          293,171
                                                     ---------       -----------

Stockholders' equity
  Convertible  Preferred  Stock,  cumulative  7%,
  $.001 par  value;  authorized 5,000,000 shares;
  issued and outstanding 600 shares                          1                1
  Common stock, $.001 par value; authorized
  50,000,000 shares; issued and outstanding
  8,424,000 and 8,036,000 shares                         8,424            8,036

  Additional paid-in capital                         3,031,286        2,387,826

  Accumulated deficit                               (3,061,816)        (858,933)
                                                    -----------       ----------
  Total Stockholders' Equity                           (22,105)       1,536,930
                                                    -----------       ----------

  Total Liabilities & Stockholders' Equity           $ 184,810      $ 1,830,101
                                                    ==========      ============



      See accompanying notes to consolidated financial statements

                            HOLLYWOOD PARTNERS.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                             2000          1999
                                                          ----------  ---------
Net revenues                                             $ 10,516     $ 279,446

Cost of sales                                                   -        99,130
                                                         --------     ---------

      Gross profit                                         10,516       180,316
                                                          -------       --------
Operating expenses
  Research and development                                      -         7,594
  Sales and marketing                                     223,107       182,172
  General and administrative                              887,123        86,313
                                                         --------       -------
    Total operating expenses                            1,110,230       276,079
                                                        ----------      -------
    Income (Loss) from operations                      (1,099,714)      (95,763)

Other income                                                1,974             -
                                                        ---------       --------
    Total other income                                      1,974             -
                                                        ---------       --------

Net income (loss)                                      (1,097,740)      (95,763)
                                                       ===========    ==========

Basic and diluted net income (loss) per common share      $ (0.13)      $ (0.01)
                                                      ============      ========

Basic and diluted weighted average shares
     of common stock                                    8,275,956     8,000,000
                                                      ============    =========



            See accompanying notes to consolidated financial statements.

                          HOLLYWOOD PARTNERS.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                         2000              1999
                                                       --------      ----------
Net revenues                                          $ 62,504      $ 1,019,155

Cost of sales                                                -          600,667
                                                    -----------      -----------
      Gross profit                                      62,504          418,488

Operating expenses

  Research and development                              27,422           12,489
  Sales and marketing                                  604,827          568,965
  General and administrative                         1,650,240          269,404
                                                    ----------         --------
    Total operating expenses                         2,282,489          850,858
                                                    ----------         --------
    Loss from operations                            (2,219,985)        (432,370)

Other income
  Other income                                              -                -
  Interest income                                       17,103              476
                                                       -------             ----
    Total other income                                  17,103              476
                                                    ----------         --------
Loss, before extraordinary item                     (2,202,882)        (431,894)

    Extraordinary gain on extinguishment of debt             -           84,441
                                                   ------------        --------
Net loss                                          $ (2,202,882)      $ (347,453)
                                                  =============      ===========
Basic and diluted net loss per common share:

    Loss before extraordinary item                     $ (0.26)         $ (0.04)

    Extraordinary gain on extinguishment of debt             -                -
                                                            --               --

    Basic and diluted net loss                         $ (0.26)         $ (0.03)
                                                   ============       ==========

Basic and diluted  weighted average shares
    of common stock                                 8,324,000          8,000,000


         See accompanying notes to consolidated financial statements

                          HOLLYWOOD PARTNERS.COM, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Nine Months Ended September 30, 2000
                                   (Unaudited)


                                  Preferred Stock     Common Stock
                                -------------------------------------
                                 Shares    Amount      Shares      Amount
                                --------- ---------   --------    -------
Balance, January 1, 2000             600         1    8,036,000   $8,036

Issuance of stock for services                          388,000      388

Issuance of warrants and
options for services

Net Loss
                                --------- ---------   ----------   -------
Balance, September 30, 2000         600          1     8,424,000   $8,424
                                ========= =========    =========   ========


                                Additional
                                Paid-In       Accumulated
                                Capital         Deficit        Total
                                ---------     -----------    ----------
Issuance of stock for services
Balance, January 1, 2000        $ 2,387,826     $(858,934) $ 1,536,929

Issuance of stock for service       223,172                    223,560

Issuance of warrants and
options for services                 420,288                   420,288

Net Loss                                       (2,202,882)  (2,202,882)
                                ------------   -----------  -----------
Balance, September 30, 2000     $ 3,031,286   $(3,061,816)  $  (22,105)
                                ===========   ============  ===========



                See accompanying notes to consolidated financial statements

                          HOLLYWOOD PARTNERS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Nine Months Ended
                                                   September 30,   September 30,
                                                        2000            1999
                                                   -----------------------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities:
Net loss                                          $ (2,202,882)     $ (347,450)
Allowance for doubtful accounts                              -               -
Adjustment to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
Stock, warrants and options issued for services        643,848               -
Depreciation & Amortization                              8,380               -

Changes in operating assets and liabilities:
Accounts receivable, trade                                   -         611,840
Other receivables                                       (3,650)              -
Inventories                                                  -        (163,231)
Prepaid expenses and other current assets               95,753           3,693
Accounts payable                                       (47,647)       (135,412)
Other assets                                            18,495               -
Accrued expenses                                        (4,385)         24,526
                                                ---------------- ---------------
Cash and cash equivalents provided by
(used in) operating activities                      (1,492,088)         (6,034)
                                                ---------------- ---------------

Cash flows from investing activities:
Proceeds from sale of marketable securities            514,150               -
Purchase of computer equipment                         (39,066)         (4,804)
                                                 --------------- ---------------
Cash and cash equivalents provided by
(used in) investing activities                         475,084          (4,804)
                                                ---------------- ---------------
Cash flows from financing activities:
Loan from related parties                                 1,434        (680,961)
Proceeds from additional paid-in capital                                500,000
Repayment of notes payable                              (34,224)
Proceeds from notes payable                                   -         375,000
                                                ---------------- ---------------
Cash and cash equivalents used in
financing activities                                    (32,790)        194,039
                                                ---------------- ---------------
Decrease in cash and cash equivalents                (1,049,794)        183,201
Cash and cash equivalents, beginning of period        1,086,585         243,834
                                                 --------------- ---------------
Cash and cash equivalents, end of period               $ 36,791       $ 427,035
                                                  ============== ===============

        See accompanying notes to consolidated financial statements.

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

         Our Website offers visitors opportunities to win free prizes and receive entertainment-oriented information in exchange for simple opt-in registration. We intend to utilize demographic and psychographic information collected by the registration to generate store traffic, and allow us to send appropriate offers from our marketing partners. Once our Website generates sufficient traffic, we can also utilize it as a source for branding, advertising and back-end business development.

         The experience of our management team and the support of our eclectic advisory board enables us to create unique and functional programs combining various components from the fields of entertainment, sports and business that will keep our customer base pleased with the results. To date revenues are minimal because of the changes in the base model, but we are now focused on retaining retailers, manufacturers and Fortune 2000 companies as clients for the upcoming quarters.

         We launched our initial Website in September 1999 under the URL www.HollywoodPartners.com. This Website was used to post and manage a number of sweepstakes contests for various customers and partners, coming from industries such as food manufacturing, entertainment, publishing, sporting goods and concert promotion. In the second quarter, we re-launched our Internet offerings with two new Websites under a HollywoodPartners.com brand umbrella:

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

        BigTimeHollywood.com (launched May 2000) - a new e-magazine that offers original content plus news, games and reference information about the entertainment industry, with a primary focus toward movies and television. The features and other information provided on this Website both entertain and inform the visitor about the entertainment industry.

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

NOTE 3 - RELATED PARTY

         As of September 30, 2000, the Company is owed $ 0.00 from its majority shareholder, Vitafort International Corporation.

NOTE 4 - NOTES PAYABLE

         Represents primarily the amount of insurance costs being financed by a financial institution. The note has monthly payments of $6,347, bears interest at 8.92%, and matures in February 2001.

NOTE 5 - STOCKHOLDERS' EQUITY

         During the third quarter, the Company issued 150,000 warrants to Mediacom, Inc. to purchase common shares at $3.125, vesting immediately with
a 3 year term for consulting services.  The value of the warrants  were
recorded  as a  non  cash charge of $328,500 to consulting   expense.
The Company issued 45,000 options to Carol Yee, an employee, to purchase common shares at $3.125, vesting immediately with a 3 year term.

NOTE 6 - LIQUIDITY

         The Company continues to suffer recurring losses from operations and has not generated sufficient recurring revenue producing operations to sustain operations. Currently, the Company's current assets exceed its current liabilities. The Company is attempting to raise additional capital to meet future working capital requirements and launch new products, but may not be able to do so. If the Company is not able to raise additional capital, it may have to significantly curtail operations. Subsequent to September 30, 2000, the Company has raised $150,000 in equity financing.

NOTE 7 - LITIGATION

        The Company is not subject to any pending claims or litigation.

NOTE 9 - SUBSEQUENT EVENTS

         The Company has begun to execute the Hall of Fame Pro, Inc. ("HOFP") business plan and Paul Bartelt has been hired as President of HOFP. Hollywood Partners has provided all of the working capital to date, although a private placement has been initiated by the Company to raise capital for HOFP.

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

Three Months and Nine Months Ended September 30, 2000 and 1999

Results of Operations:

         As a result of the rapidly changing dynamics in marketing and the world of the Internet, the Company redefined its business description in the third quarter of last year, and as a result it may not be meaningful to compare the revenues of 1999 and 2000. In the third quarter of 1999 the Company was transitioning from its food licensing business to an Internet sweepstakes and promotion model, therefore food revenue was reflected in the previous years' numbers.

         We launched our initial Website in September 1999 under the URL www.HollywoodPartners.com. This Website was used to post and manage a number of sweepstakes contests for various customers and partners, coming from industries such as food manufacturing, entertainment, publishing, sporting goods and concert promotion. In the second quarter, we re-launched our Internet offerings with two new Websites under a HollywoodPartners.com brand umbrella:

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

        BigTimeHollywood.com (launched May 2000) - a new e-magazine that offers original content plus news, games and reference information about the entertainment industry, with a primary focus toward movies and television. The features and other information provided on this Website both entertain and inform the visitor about the entertainment industry.

        Revenues to date have been minimal for the Company's new business model and both the financial market conditions and the Internet market conditions have changed considerably since our initial launch. It has become extremely difficult to attract investors to a pure Internet business model with no immediate revenue and profit. In addition, advertising and promotional opportunities driven by a pure Internet model have also become increasingly harder to secure. Due to these precarious market conditions, management has identified new opportunities for the Company that could potentially allow for more immediate revenue and profit opportunities.

         In the third quarter the Company formed a subsidiary called Hall of Fame Pro, Inc. ("HOFP"). This newly formed sports marketing company that has brought together the majority of the members of the Pro Football Hall of Fame, content developers and marketing and promotions experts to market the unique intellectual property rights of these sports legends.

        One of the initial actions of the HOFP was to form an exclusive alliance with the Hall of Fame Players Association ("HOFPA"). The HOFPA is a newly formed association of members of the Pro Football Hall of Fame that was established to advance goals of mutual interest of its member players, coaches and luminaries of Pro Football.

        This association is exclusive to Pro Football Hall of Fame members and will work in conjunction with the HOFP to build a sports brand. At this time, more than 90 of the 137 living members of the Pro Football Hall of Fame have agreed to join the HOFPA.

        HOFP will target seven initial revenue streams to build out its business model. This business model provides management with a framework to develop strategic relationships with corporate sponsors who can take advantage of the marketing and promotional programs offered by the HOFP. These sponsorship programs may include many of the following revenue opportunities: Hall of Fame Golf Series, HOFP Website and e-commerce, licensing, content development & syndication, event sponsorship and personal appearances, sweepstakes and promotions and corporate sponsorships.

        In addition to implementing the Hall of Fame business strategy, the Company is also in the process of transitioning its overall model from the Internet to a more traditional sales and marketing organization. Management is currently evaluating state of the art technology that will assist the Company as it introduces new products and services. With the collapse of valuations of Internet businesses and the tightening of the financial markets, management feels that re-positioning the Company as a full-service sales marketing and promotions organization will allow for the greatest potential shareholder value.

         In September, John Coppolino, a co-founder and board member, was appointed the President of the Company and is responsible for daily operations. Gene Scher is remaining in the position of Chief Executive Officer.

Net Revenues

         For the three months ended September 30, 2000, net sales were $10,516 compared to $279,446 for the same period in 1999, a decrease of $268,930 or approximately 96%. This decrease in revenue was due to the Company's change in strategy to exit the snack food manufacturing and distribution businesses and to develop its marketing and promotions business on the Internet.

         For the nine months ended September 30, 2000, net sales were $62,504 compared to $1,019,155 for the same period in 1999, a decrease of $956,651 or approximately 93.8%. This decrease in revenue was due to the Company's change in strategy to exit the snack food manufacturing and distribution businesses and to develop its marketing and promotions business on the Internet. Revenues for the period reflect sweepstakes services performed for Vitafort International Corporation, the majority owner of the Company.

Gross Profit

         Gross profit decreased from $180,316 for the three months ended September 30, 1999 to $10,516 for the three months ended September 30, 2000, a decrease of $169,800 or 94.1%. Gross profit was 100% of net revenues for the quarter ended September 30, 2000, compared to 64.5% for the same period of 1999. The decrease of the amount of gross profit is due to the change in Company strategy, and reflects the decrease in net revenues from this change. The increase in the gross margin percentage reflects the new business strategy to exit the manufacturing and distribution business model and to initiate a technology-based business model.

         Gross profit decreased from $418,488 for the nine months ended September 30, 1999 to $62,504 for the nine months ended September 30, 2000, a decrease of $355,984 or 85%. Gross profit was 100% of net revenues for the nine months ended September 30, 2000, compared to 41% for the same period of 1999. The decrease of the amount of gross profit is due to the change in Company strategy, and reflects the decrease in net revenues from this change. The increase in the gross margin percentage reflects the new business strategy to exit the manufacturing and distribution business model and to initiate a technology-based business model.

Research and Development

        Total research and development expenses for product development in the three months ended September 30, 2000 were $ 0 compared to $7,594 for the same period in 1999, a decrease of $7,594, or 100%. For the three-month 1999 period, these expenses were for the development of food products.

        Total research and development expenses for product development in the nine months ended September 30, 2000 were $27,422 compared to $12,489 for the same period in 1999, an increase of $14,933, or 120%. For the nine-month 1999 period, these expenses were for the development of food products. For the nine-month 2000 period, these expenses were primarily for the development of our Website offerings and technology underlying the Website.

Sales and Marketing

         Total sales and marketing expenses for the three months ended September 30, 2000, were $223,107 compared to $182,172 for the three months ended September 30, 1999, an increase of $40,935, or 22%. This decrease is primarily due to the cost of design and development of the Company's new Websites on the Internet and the cost of promoting its new business strategy, which was greater than the amounts spent in the prior year.

         Total sales and marketing expenses for the nine months ended September 30, 2000, were $604,827 compared to $568,965 for the nine months ended September 30, 1999, an increase of $35,862, or 6.3%. This decrease is primarily due to the cost of design and development of the Company's new Websites on the Internet and the cost of promoting its new business strategy, which was greater than the amounts spent in the prior year.

General and Administrative

         For the three months ended September 30, 2000, total general and administrative expenses were $887,123 compared to $86,313 for the same quarter ended September 30, 1999, an increase of $800,810. This increase is due to the increase of staffing and administrative expenses to execute the Company's business strategy to marketing and promotions on the Internet.

         For the nine months ended September 30, 2000, total general and administrative expenses were $1,650,240 compared to $269,404 for the nine months ended September 30, 1999, an increase of $1,380,836. This increase is due to the increase of staffing and other administrative expenses to execute the Company's business strategy to marketing and promotions on the Internet.
                                       14

Liquidity and Capital Resources
                                                     Nine Months Ended
                                                        September 30,
                                                      2000          1999
                                                 -------------  ---------------
Net Cash Provided by (Used in) for Operations  $(1,492,088)       $(686,995)
Net Cash Used in Financing Activities             ( 32,790)         875,000
Net Cash Used in Investing Activities              475,084           (4,804)
Working Capital  (Deficit)                         (59,805)         146,082

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

                          HOLLYWOOD PARTNERS.COM, INC.
                                    (Company)

                               /s/ John Coppolino
                                 John Coppolino
                                    President


                                 /s/ Fred Rigaud
                                   Fred Rigaud
                         Acting Chief Financial Officer



                             Date: November 20, 2000