Form 10-K405
period 2000-12-31
HOLLYWOOD PARTNERS COM INC
filed 2001-04-17
CIK 859916

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

        For the fiscal year ended December 31, 2000

                                       OR

 [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934   (NO FEE REQUIRED)

        For the transition period from _____ to _____

                          Commission File No. 000-24755

                          HOLLYWOOD PARTNERS.COM, INC.
                 (Name of Small Business Issuer in its Charter)

               DELAWARE                              33-0379106
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
    Incorporation or Organization)

       1800 AVENUE OF THE STARS, SUITE 480, LOS ANGELES, CALIFORNIA 90067
               (Address of Principal Executive Offices)          (Zip Code)

                                 (310) 552-0555
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                 Name of Each Exchange
        Title of Each Class                       on Which Registered
        -------------------                      ---------------------
             None                                        None


Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, PAR VALUE $.001
                          -----------------------------
                                (Title of Class)

Check whether the issuer: (1) Filed all reports required to be filed by Section 13 or 14(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

State issuer's revenues for its most recent fiscal year:  $62,504.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on April 13, 2001 was $0.00.

The number of shares outstanding of the issuer's common stock as of April 13, 2001 was 9,072,670.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

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

OVERVIEW

THE COMPANY

Hollywood Partners.com (the "Company" or "HP") began as a marketing and promotions company using entertainment-themed Websites which presented both proprietary and sourced content, while building relationships with Website visitors to collect their demographic and lifestyle information. The Company business model was to obtain revenues from many sources including sweepstakes sponsorships, Website sponsorships and allowing access to our registered users ("Members") who have given permission for us to send them offers from marketing partners.

Prior to September 13, 1999, the Company's operations were conducted through Hollywood Partners, Inc., a California corporation incorporated on August 7, 1995, as a wholly owned subsidiary of Vitafort International Corporation. The Company was engaged primarily in the business of designing, manufacturing and distributing food products based upon brands licensed from third parties, such as Jurassic Park: The Lost World(TM) and The Wizard of Oz(TM).

Effective September 13, 1999, pursuant to a Share Exchange and Reorganization Agreement, Hollywood Partners.com, Inc., a Delaware corporation incorporated August 31, 1989 and formerly known as Guideline Capital, Inc., ("Holding Company") acquired all of the issued and outstanding shares of Hollywood Partners, Inc., a California corporation.

In late September 1999, the Company launched its initial Website at www.hollywoodpartners.com. This Website was used to post and manage a number of sweepstakes contests for the benefit of various customers and partners, coming from industries such as food manufacturing, entertainment, publishing, sporting goods and concert promotion. In the second quarter of year 2000, the Company launched its Internet offerings with two new Websites under a Hollywood Partners.com brand umbrella:

        PlanetFree.com - a sweepstakes Website designed to host sweepstakes and promotions for retailers and manufacturers who we believed were seeking a higher level of branding and capability to educate than generally offered on other sweepstakes Websites.

        BigTimeHollywood.com - an e-magazine offering original content plus news, games and reference information about the entertainment industry, primarily focused toward movies and television. The features and other information we provided on this Website were aimed to both entertain and inform the visitor about the entertainment industry, how it works and why.

Part of management's strategy was to use the Hollywood Partners.com brand as an "umbrella" to build, partner or acquire additional complementary Websites that offer unique content for our visitors. However, upon the launch of the Company's Websites, both the public valuations of Internet companies and the business opportunities of Internet models began to collapse. This tightened the financial markets for the majority of Internet companies and inhibited the Company's ability to raise capital. The Company faced severe cash and liquidity problems resulting in the need to cut staff and overhead tremendously. (See "Subsequent Events.")

The Board of Directors began looking for other opportunities outside the pure Internet model. In the fourth quarter, the Company was introduced to and began negotiations with two companies as part of an acquisition strategy that would create immediate revenue for the Company, a direct marketing company headquartered in Chicago, Illinois, and a software technology company located in Bismarck, North Dakota. In January 2001, the Company signed a binding letter of intent to acquire BambooBiz, LLC, the direct marketing company, for the Company to acquire BambooBiz as a wholly owned subsidiary. The Company also signed a letter of intent with Pipeline Technologies, Inc., the software technology company, in January 2001. As part of the agreement with BambooBiz, they committed to raising $1 million dollars.

Towards the end of the first quarter of 2001, management of BambooBiz asked the Board of Directors of HP to help raise the needed capital. At the request of the BambooBiz management team, the HP management re-wrote the business plan and began presenting the revised model to its financial investor contacts. In March 2001, the Company received a letter from the president of BambooBiz informing the Company of their desire for a new structure. (See "Subsequent Events.")

Throughout the fourth quarter of 2000, the Board of Directors of Hollywood Partners continued to explore various acquisition and strategic opportunities for the Company. The Company continued attempting to raise funding for Hall of Fame Pro, the sports marketing subsidiary that was formed in the third quarter of 2000. Unfortunately, these same financial markets made this process very difficult.

Due to the sudden and unexpected letter from BambooBiz, the Company looked at another opportunity it was presented. In the first quarter of 2001 the Company was introduced to Giants Entertainment, the owner of the feature film, "Very Mean Men." In March 2001, the Company announced the acquisition of the film, "Very Mean Men." (See "Subsequent Events.")

This recent acquisition will allow the Company to explore additional entertainment opportunities, while focusing on marketing both domestically and overseas its most valuable asset, the critically acclaimed film, "Very Mean Men."

INDUSTRY BACKGROUND

Although the Company had revised its business model in the first quarter of 2001 due to the acquisition of BambooBiz, the Internet remains a vital component to the success of this new subsidiary, which generates its sales leads through the Internet. In addition, the Company also feels that the Internet will enhance its ability to market its newest asset, "Very Mean Men."

The Internet has emerged as a powerful and efficient means of exchanging information, enhancing capabilities to provide information and to conduct commerce for many businesses. International Data Corporation ("IDC") estimates that the number of people who use the Internet will grow from approximately 160 million worldwide in 1998 to over 500 million by the end of 2003, compound average annual growth rate of 26%.

Online commerce is anticipated to increase at a more rapid rate of growth than the rate of growth of the user base. IDC estimates that online commerce will increase from $50 billion worldwide in 1998, to approximately $1.3 trillion worldwide in 2003, a compound average annual growth rate of 92%.

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

We believe the Internet is a superior solution for direct marketing because it can be used to create an interactive environment between the consumer and the marketer. For example, online marketers can measure the response rate of a promotion by sending out several sample test promotions with variable prices, graphics and text to small groups of consumers. Based on the responses to a sample, an online promotion can be modified quickly for much less than the cost to modify a printed promotion. In addition, online direct marketing allows marketers to more effectively:

    ~ Develop one-to-one relationships with consumers

    ~ Interact real-time with consumers

    ~ Collect data and feedback on marketing campaigns

    ~ Customize marketing campaigns to broad audiences or specific groups

Database capture and analysis technologies enhance greatly the effectiveness of Internet promotions. Tools are available that allow visitors to be tracked and a record made of their specified and implied behavior over time. This is invaluable to a marketer who is seeking to maximize the effectiveness of a dollar spent to promote product or service offering.

COMPANY ACTIVITIES

Throughout the first quarter of 2000, the Company tested its sweepstakes model through offerings at its original Website, HollywoodPartners.com. During this period the Company continued to develop its new Websites, PlanetFree.com and BigTimeHollywood.com, for second quarter launches.

The Company's sweepstakes model is based on "permission" marketing - our Members do not receive any announcements or offers unless they have given us permission. We maintain a strict privacy policy which provides that all personal information provided to us remains confidential unless we are authorized to provide it to a third party.

The Company launched PlanetFree.com in early May. This site does not have either banner ads or any other form of advertisement other than display of our brands. On PlanetFree.com, the Company provides pages dedicated only to providing the information a sponsor desires the Website visitor to view without the typical distracting clutter of banners, buttons and other offerings typically found on a sweepstakes Website.

Also during the second quarter, the Company introduced BigTime, an entertainment-themed e-magazine at www.BigTimeHollywood.com. This Website contained entertainment-themed features, news, statistics, games and other information. The features were substantially original content, focused on the workings of Hollywood from "behind the scenes" and first person stories of Hollywood experiences. Visitors would be able to read all information on the Website for free, but they will be required to register as Members if they desire to post information on bulletin boards, enter chat sessions, or participate in other activities to be designated.

Visitors registered as Members to win prizes. Our registration process has a mandatory information section, an optional information section and "opt-in" questions regarding the Member's permission to send additional information. The mandatory information includes basic information required to send prizes to Members, including name, address, email address and age. The optional information includes information such as music and movie genres preferred, categories of interest for further offers, preferred grocery shopping location, income level, level of education and size of household. "Opt-in" questions determine the desire of the Member to have us send additional information about new sweepstakes or new features and special offers on the Website. Once consumers registered by providing at least the required demographic information, they became lifetime Members and could enter additional sweepstakes without having to resubmit this information.

Our sweepstakes ran continuously, typically providing consumers with the opportunity to enter each day to win. Sweepstakes typically ran from 30-90 days, and may have ranged from a single winner to hundreds of winners or more. To date, we have managed fulfillment to winners either in-house or through prize sponsors who send the prizes directly to the winners.

The Company's strategy was to become a preeminent entertainment-themed family of Websites on the Internet, using our Hollywood-oriented entertainment theme to combine content, community and commerce attributes to create an attractive destination for visitors. Management believed that the combination of content and sweepstakes promotions, combined with Website promotion activities, would generate high interest from Internet users. Through this family of Websites, the Company intended to develop and offer content and services across these Websites and to cross-market the Websites to the visitors.

Revenues have been minimal for the Company's Internet business model and both the financial market conditions and the Internet market conditions have changed considerably since the initial launch. It has become extremely difficult to attract investors to a pure Internet business model with no immediate revenue and profit. In addition, advertising and promotional opportunities driven by a pure Internet model have also become increasingly harder to secure. Due to these precarious market conditions, management has identified new opportunities for the Company that could potentially allow for more immediate revenue and profit opportunities. (See "Subsequent Events.")

In the third quarter. the Company formed a subsidiary called "Hall of Fame Pro, Inc." (HOFP). The Board of Directors consisted of Kellen Winslow, Ron Mix and John Coppolino. HOFP was capitalized with 400,000 shares of Hollywood Partners stock. This sports marketing company was formed with the support of the Hall of Fame Players Association ("HOFPA") to exploit the images and likenesses of Pro Football Hall of Fame legends to corporate sponsors. The strategy was to create revenue for both the Hall of Fame members and the Company through golf tournaments, licensing, original content syndication, event sponsorships, sports memorabilia, and corporate sponsorship. The Company looked to raise capital to seed this venture, but due to the extreme tightening of the financial markets, that task has been quite daunting. (See "Subsequent Events.")

The Company continued to evaluate acquisition opportunities and finalized transactions with two companies early in the first quarter of 2001. The first company, BambooBiz, LLC, a direct marketing company which will market sales leads through the utilization of Pipeline Technologies' ASP software technology, entered into a binding acquisition agreement with Hollywood Partners in January 2001. The second company, Pipeline Technologies, Inc. is a software company that features an automated database builder and manager, which is combined with an auto responder and follow-up system that provides end users with a highly personalized and targeted sales communication tool. A letter of intent was signed to acquire this Company in January 2001. The Board of Directors felt that this dual acquisition strategy would have positioned the Company favorably in the fast growing Customer Relations Management ("CRM") sector. Throughout the first quarter of 2001, the Board of Directors and management of the Company have provided both Pipeline and BambooBiz with the needed infrastructure to consummate the deals, transition the companies and enhance the vision and business model. This was accomplished by retaining experts and utilizing the Company's expertise in critical areas such as Customer Relations Management
(CRM), tax accounting, Securities and Exchange Commission issues and corporate re-structuring. (See "Subsequent Events.")

In the first quarter of 2001, the Company was introduced to the owner of the feature film, "Very Mean Men." Based on the owner's exchange of the multi-million dollar asset for preferred shares and his commitment of short-term equity financing, the Board of Directors felt that acquiring this film was in the best interest of the HP shareholders.

This recent acquisition will allow the Company to explore additional entertainment opportunities, while focusing on marketing both domestically and overseas its most valuable asset, the critically acclaimed film, "Very Mean Men." (See "Subsequent Events.")


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

EMPLOYEES

As of December 31, 2000, the Company had a total dedicated staff of 6 full-time employees. Nedra Abramson, Vice President of Business Development, resigned October 18, 2000.

SUBSEQUENT EVENTS

Due to the collapse of many Internet companies and the severe liquidity constraints, the Company has shut down and suspended its BigTimeHollywood.com and PlanetFree.com Websites and its basic Internet model that it incorporated in the fourth quarter of 1999 and the first three quarters of 2000.

In January 2001 the Company entered into a binding letter of intent to acquire BambooBiz. In March 2001 BambooBiz asked for assistance from the directors and officers of the Company to help in raising capital. The Company responded by assisting in re-writing the business plan and by contacting and sending business plan packages to over 75 accredited investors to assist in capital formation. The Company had been assured that the deal had consummated between Hollywood Partners and BambooBiz. In March 2001, the Company received a letter from the president of BambooBiz, suggesting a massive change in the terms of the deal previously agreed to and publicly announced. At this time, the Company is exploring its options.

The Company was notified in January 2001 that the Hall of Fame Players Association ("HOFPA") does not want any funds that may be raised out of a previous offering memorandum to be released from escrow without the approval of HOFPA. In addition, they have requested other corporate non-public records. The Company disagreed with the requests of the letter. A series of letters followed from HOFPA or their counsel beginning a disagreement of conditions precedent between HOFPA and Hall of Fame Pro. These letters and subsequent letters caused the HOFP to suspend its capital formation efforts and most of its operations. Kellen Winslow resigned from the board of HOFP in January 2001. Paul Bartelt resigned as president of HOFP in March 2001. Dialog between certain members of the executive committee of HOFPA and management of HOFP occurred over most of the first quarter of 2001. No definitive understandings were reached. The Company received a letter from new counsel of HOFPA in March 2001 notifying HOFP and Hollywood Partners that the HOFPA Executive Committee has no intention of moving forward into a written agreement with the Company. In addition, the letter makes numerous allegations regarding the relationship between the parties. The Company vehemently denies these allegations and is in discussion with counsel.

In March 2001, the Company entered into an agreement with David Dadon and Giants Entertainment and Very Mean Men, Inc. to acquire 100% of the ownership, worldwide and in perpetuity, of the film entitled, "Very Mean Men," a Baio/White production of a Tony Vitale film, starring Matthew Modine, Ben Gazzara, Charles Durning, Burt Young and Scott Baio, with Louise Fletcher and Martin Landau, directed by Tony Vitale. The Company will acquire all of the issued and outstanding securities of Very Mean Men, Inc. in exchange for shares of convertible preferred stock of the Company. Subject to the Company having 45 days from March 19, 2001 to perform due diligence, the agreement calls for Mr. Dadon to be appointed as CEO and chairman of the company. Mr. Dadon agreed to have invested $75,000 into the Company by purchasing 225,000 shares of common stock of the Company at $.30 per share. As of March 2001, Mr. Dadon had funded $22,000 upon which the Company will issue 73,333 common shares to him. In the agreement with Giants Entertainment, the Company has also acquired first right of refusal to an additional ten films.

In March 2001, Mr. Scher resigned as Chief Executive Officer of the Company, and Mr. Scher remains as a Director, Chairman of the Advisory Board and Treasurer.

In January 2001, the Chairman of the Board was granted an option to purchase 1,350,000 shares of common stock at $0.50 per share. Such options vest 550,000 shares on January 4, 2001, 400,000 shares on January 4, 2002 and 400,000 shares on January 4, 2003. In January 2001, the President was granted an option to purchase 950,000 shares of common stock at $0.50 per share. Such options vest 450,000 shares on January 4, 2001, 250,000 shares on January 4, 2002 and 250,000 shares on January 4, 2003. In January 2001, the Chief Executive Officer was granted an option to purchase 650,000 shares of common stock at $0.50 per share. Such options vest 450,000 shares on January 4, 2001, 100,000 shares on January 4, 2002 and 100,000 shares on January 4, 2003. In January 2001, the Corporate Secretary / Chief Administrative Officer was granted an option to purchase 500,000 shares of common stock at $0.50 per share. Such options vest 200,000 shares on January 4, 2001, 150,000 shares on January 4, 2002 and 150,000 shares on January 4, 2003.

ITEM 2.     FACILITIES

We lease a total of 4,759 square feet for our headquarter offices at 1800 Avenue of the Stars in Los Angeles, California. This space is leased at a current monthly rental cost of $8,800 per month. In addition, we lease a total of 516 square feet of storage space at our headquarter offices at a current monthly rental cost of $706 per month. The current lease expires May 30, 2001.

ITEM 3.  LEGAL PROCEEDINGS

Hollywood Partners.com, Inc. is not currently a party to any material legal proceeding.

The Company is a party to legal proceedings (which generally relate to disputes between the Company and its suppliers or customers regarding payment for products sold or supplied) that are typical for a company of its size and scope and financial condition, and none of these proceedings are believed to be material to its financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of 2000.


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

                                            High              Low
                                           ------           -------
               1st Quarter 2000            $  7.25          $  5.00
               2nd Quarter 2000            $  6.56          $  5.50
               3rd Quarter 2000            $  6.50          $  2.62
               4th Quarter 2000            $  2.53          $  0.52
               1st Quarter 2001            $  2.00          $  0.52


As of April 13, 2001, there were 42 shareholders of record of the Company's common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Certain statements contained in this Annual Report on SEC Form 10-KSB ("Form 10-KSB") constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. These statements may be contained in our filings with the Securities and Exchange Commission, press releases, and written or oral presentations made by our representatives to analysts, rating agencies, stockholders, news organizations and others. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "intend", "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Although we believe that the expectations in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. See also the information set forth in Exhibit 99.1 on our Form 8-K dated January 21, 2000 titled "RISK FACTORS," incorporated herein to this annual report.


YEARS ENDED DECEMBER 31, 2000 AND 1999

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

This past year the Company intended to build a pure Internet permission based marketing company. However, upon the collapse of the public valuations of Internet companies and the drastic reduction of Internet advertisers willing to invest in this type of marketing, the Company was unable to adequately fund the plan and execute the strategy. This caused continued losses throughout the year and the Board of Directors and management to search for possible acquisition candidates.

The Company suffered significant losses in the year 2000 and anticipates that losses will continue for at least the first half of year 2001, and possibly beyond. Management did cut expenses throughout the second half of 2000 and has continued this trend through 2001.

NET REVENUES

Net revenues decreased $919,014 from $981,518 for the year ended December 31,1999 to $62,504 for the year ended December 31, 2000, a decrease of 93.6%. The decrease was caused substantially from the absence of product sales in the year 2000 due to the change in business strategy to exit the manufacturing and distribution of licensed food products. The revenues achieved for the year 2000 were derived from Internet promotions.

GROSS PROFIT

Gross profit decreased $318,346 from $380,850 for the year ended December 31, 1999 to $62,504 for the year ended December 31, 2000, a decrease of 83.6%. The decrease in gross profit was caused primarily by the absence of product revenues.

OPERATING EXPENSES

RESEARCH AND DEVELOPMENT

Total expenses for research and development decreased from $63,073 for the year ended December 31, 1999 to $32,692 in the year ended December 31, 2000, a decrease of $30,381 or 48.2%. The reduction was primarily due to lower costs of development of the Company's Websites.

SALES AND MARKETING

Total expenses for sales and marketing decreased from $716,535 for the year ended December 31, 1999 to $685,398 for the year ended December 31, 2000, a decrease of $31,137 or 4.3%. This decrease was primarily due to lower distribution costs for food products of $179,000 and lower costs of prizes for sweepstakes, offset by staffing increases of $231,000.

GENERAL AND ADMINISTRATIVE

Total expenses for general and administrative purposes increased from $533,240 for the year ended December 31, 1999 to $2,233,982 for the year ended December 31, 2000, an increase of $1,700,742 or 319%. The increase was primarily due to higher costs of personnel of $100,000, consultants $693,000, legal & accounting $154,000, bad debts $ 161,000, investors $50,000, rent $46,000 and insurance $60,000.

LIQUIDITY AND CAPITAL RESOURCES

                                                                                December 31,
                                                                          2000              1999
                                                                      -----------        ----------
        Net Cash Used In Operations                                   $(1,581,032)       $  (73,495)
        Net Cash Provided by (Used in) Investing Activities               313,988          (521,667)
        Net Cash Provided by Financing Activities                         180,983         1,437,913
        Working Capital                                                  (510,571)        1,465,283


The success of the Company's future operations is dependent on its ability to generate adequate revenue to offset operating expenses.

The Company increased expenditures substantially to implement the new business strategy to build a marketing company on the Internet. The Company reduced expenditures in the second half of the year, but continues to suffer from significant losses. The Company expects to incur operating losses for the foreseeable future and continues to require capital to sustain operations.

There can be no assurance that additional financing will be available to the Company or will be obtained on terms favorable to the Company.

ITEM 7. FINANCIAL STATEMENTS

SEE "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" BEGINNING ON PAGE F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On February 5, 2001, BDO Seidman, LLP resigned as the independent accountants for the Company. The Company received notice of this resignation on February 8, 2001.

        The report of BDO Seidman, LLP on the Company's financial statements for the past two years contained no adverse opinion, or disclaimer opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and through February 5, 2001, there were no disagreements between the Company and with BDO Seidman, LLP regarding any matters with respect to accounting principles or practices, financial statement disclosure or audit scope or procedure, which disagreements if not resolved to the satisfaction of BDO Seidman, LLP, would have caused it to make reference thereto in its reports on the Company's financial statements for such years. During the Company's two most recent fiscal years and through February 5, 2001, there were no reportable events as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

        The Company engaged Merdinger, Fruchter, Rosen & Corso, P.C. as its new independent accountants as of February 12, 2001. During the two most recent fiscal years and through February 12, 2001, the Company has not consulted with Merdinger, Fruchter, Rosen & Corso, P.C. regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K and the related instructions to Item 304 of the Regulation S-K, or a reportable event, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K.

        The decision to change accountants was approved by the Board of Directors of the Company.

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The directors and executive officers of the Company are as follows:

                                                                                                Directors'
     Name                                   Age             Positions Held                   Term of Office
     ----                                   ---             --------------                   --------------
     Mark Beychok                           44              Chairman of the Board                 3 years
     John Coppolino                         40              President and Director                3 years
     Eugene Scher                           52              Treasurer and Director                3 years
     Valerie A. Broadbent                   62              Corporate Secretary and
                                                            Chief Administrative Officer
     Fred Rigaud                            56              Acting Chief Financial Officer
     Lee M. Lambert                         45              President/CEO/Treasurer and           (*)
                                                            Director

(*) Mr. Lambert resigned as a Director on June 30, 2000. His Employment Agreement expired June 30, 2000 and was not renewed.

Mark Beychok - Chairman of the Board
Mr. Beychok was elected Chairman of the Board in September 1999. He also serves as Chairman of the Board of Vitafort International Corporation. Mr. Beychok is a private investor with over twenty years experience as an owner and operator of various food manufacturing, marketing and distribution companies. Mr. Beychok graduated in 1979 from the Haas Business School at the University of California (Berkeley) with an emphasis in financing and marketing.

John Coppolino - President and Director
Mr. Coppolino was elected a Director in September 1999, and President in September 2000 following Mr. Scher's resignation from serving in this interim position. Mr. Coppolino also serves as a Director and President of Vitafort International Corporation and its subsidiaries. Mr. Coppolino has over fifteen years experience in the food industry, including experience as a food broker and in product manufacturing. Mr. Coppolino graduated from the Pennsylvania State University School of Business in 1983 with a degree in Business Logistics.

Eugene Scher - Treasurer and Director
Mr. Scher was elected a Director in September 1999, and was elected interim President, Chief Executive Officer and Treasurer in July 2000 following the resignation of Lee Lambert in June 2000. Since 1989 Mr. Scher has been a partner in the firm of November Lazar Scher, a company who specializes in obtaining licenses from such companies as The Walt Disney Company, Warner Bros., Universal, Twentieth Century Fox, Paramount and Sony. Through his expertise in marketing and licensing, Mr. Scher has helped numerous companies increase their gross sales and revenues. Mr. Scher received a Liberal Arts degree from Hunter College in 1969, and a Masters degree in Psychology from Manhattan College in 1971. Mr Scher resigned as CEO in the first quarter, but remains a director and treasurer.

Valerie A. Broadbent - Corporate Secretary and Chief Administrative Officer
Ms. Broadbent was elected as Secretary of the Company in January 2000 and as Chief Administrative Officer in October 2000. Ms. Broadbent is also Corporate Secretary of Vitafort International Corporation and its subsidiaries, a position she has held since February 1999. Ms. Broadbent has over 30 years experience working in corporate administration and reporting to boards of directors, CEO's, CFO's and presidents of both public and private companies, including an extensive background interfacing with legal, financial and regulatory reporting agencies in the securities and banking industries.

Fred Rigaud - Acting Chief Financial Officer
Mr. Rigaud has over 25 years of experience in finance and accounting with multinational companies in consumer products, entertainment and the Internet. Mr. Rigaud received a Bachelor degree in Liberal Arts from the University of Montreal in 1964 and is a graduate of Queens College with a B.A. in Finance and Accounting. From 1996 to 1998, Mr. Rigaud was Chief Financial Officer of Luckman Interactive, Inc., a developer and marketer of Internet software. From 1987 to 1996, he was associated with Million Dollar Enterprise, a division of Metropolitan Theatres, Inc., as Vice President of Finance.

Lee M. Lambert - Resigned as a Director on June 30, 2000
Mr. Lambert was elected as Director, President, Chief Executive Officer, Secretary and Treasurer in September 1999. Mr. Lambert's Employment Agreement expired June 30, 2000 and was not renewed. Mr. Lambert resigned as a Director at the expiration of his contract on June 30, 2000. From July 1998 to the present, Mr. Lambert has served as an independent business advisor to a number of companies, principally involving the software and Internet industries. From March 1997 to December 1998, Mr. Lambert served as Managing Director of Cambridge/Samsung Partners, a venture capital firm based in

Boston, Massachusetts. From December 1994 to July 1998, Mr. Lambert served as Director, Corporate Development, for Samsung Electronics Co., Ltd., in activities including venture stage investing through mergers and acquisitions. From May 1993 to December 1994, Mr. Lambert served as Vice President, Corporate Finance for Van Kasper & Company, a regional full-service investment banking and brokerage house. He holds an MBA from Harvard Business School and a BS from the University of California (Berkeley).


ITEM 10:  EXECUTIVE COMPENSATION

        On September 22, 1999, the Company entered into an Employment Agreement with Mr. Lambert through June 30, 2000 which provided for monthly base salary of $10,000 and the grant of an option to purchase 300,000 shares of common stock at $1.07 per share. Such options were part of the ISOP. They have not been exercised and have expired. Mr. Lambert was granted an option to purchase 50,000 shares of common stock at $1.07 per share for his Board duties. The options had a cashless exchange provision and Mr. Lambert has given notice to the Company for exchange. Mr. Lambert's Employment Agreement expired June 30, 2000 and was not renewed.

        On October 1, 2000, the Company entered into an Employment Agreement with Mr. Coppolino through September 30, 2003, which provides for an annual salary of $150,000 and monthly car allowance of $1,000, with a two-year renewable option at the election of Mr. Coppolino. On September 22, 1999, Mr. Coppolino was granted an option to purchase 450,000 shares of common stock at an exercise price of $1.07 per share. Such options vested 150,000 shares on September 22, 1999, 150,000 shares on September 22, 2000 and 150,000 shares on September 22, 2001. Pursuant to Board of Director action on January 4, 2001, all 450,000 options were made exercisable as of that date. On January 4, 2001, Mr. Coppolino was granted an option to purchase 950,000 shares of common stock at $0.50 per share. Such options vest 450,000 shares on January 4, 2001, 250,000 shares on January 4, 2002 and 250,000 shares on January 4, 2003.

On July 1, 2000, the Company entered into an Employment Agreement with Mr. Scher through June 30, 2001, which provides for an annual salary of $150,000 and monthly car allowance of $1,000. Mr. Scher resigned as CEO on March 16, 2001 and his Employment Agreement was terminated. On September 22, 1999, Mr. Scher was granted an option to purchase 150,000 shares of common stock at an exercise price of $1.07 per share. Such options vested 50,000 shares on September 22, 1999, 50,000 shares on September 22, 2000 and 50,000 shares on September 22, 2001. Pursuant to Board of Director action on January 4, 2001, all 150,000 options were made exercisable as of that date. On January 4, 2001, Mr. Scher was granted an option to purchase 650,000 shares of common stock at $0.50 per share. Such options vest 450,000 shares on January 4, 2001, 100,000 shares on January 4, 2002 and 100,000 shares on January 4, 2003.

On October 1, 2000, the Company entered into an Employment Agreement with Ms. Broadbent through September 30, 2003, which provides for an annual salary of $72,000, with a two-year renewable option at the election of Ms. Broadbent. Effective January 1, 2001, Ms. Broadbent's annual salary is $84,000. On September 29, 1999, Ms. Broadbent was granted an option to purchase 75,000 shares of common stock at an exercise price of $1.07 per share. Such options vested 25,000 shares on September 22, 1999, 25,000 shares on September 22, 2000 and 25,000 shares on September 22, 2001. Pursuant to Board of Director action on January 4, 2001, all 75,000 options were made exercisable as of that date. On January 4, 2001, Ms. Broadbent was granted an option to purchase 500,000 shares of common stock at $0.50 per share. Such options vest 200,000 shares on January 4, 2001, 150,000 shares on January 4, 2002 and 150,000 shares on January 4, 2003.

        The following table sets forth certain information with respect to the compensation paid by the Company to the principal officers (the "named individuals") during 2000:


SUMMARY COMPENSATION TABLE

Principal Position
& Name                                      Year           Salary
-------------------                         ----          -------
CEO/President                               1998(1)       $     -
Lee M. Lambert                              1999          $35,000
                                            2000          $60,000

President                                   1998(2)       $     -
John Coppolino                              1999          $     -
                                            2000          $19,044

CEO/Treasurer                               1998(3)       $     -
Eugene Scher                                1999          $     -
                                            2000          $63,000

CAO/Secretary                               1998(4)       $     -
Valerie A. Broadbent                        1999          $     -
                                            2000          $ 9,973

Acting CFO                                  1998(5)       $     -
Fred Rigaud                                 1999          $     -
                                            2001          $     -


-------------------

(1) Mr. Lambert began employment with the Company in 1999, and left the Company when his Employment Agreement expired on June 30, 2000.

(2) Mr. Coppolino began employment with the Company in September 2000, but is in arrears $38,019 as of December 31, 2000.

(3) Mr. Scher began employment with the Company in July 2000, but is in arrears $33,750 as of December 31, 2000. Mr. Scher resigned as CEO on March 16, 2001.

(4) Ms. Broadbent began employment with the Company in September 2000, but is in arrears $19,813 as of December 31, 2000.

(5) Mr. Rigaud became a consultant for the Company in October 2000, but is in arrears $47,544 as of December 31, 2000.

The following chart sets forth certain information with respect to options/warrants granted as of April 13, 2001 to the named individuals:

                         Number of
                        Securities    % of total
                        Underlying   Options/SAR's
                         Options/     Granted to          Exercise
                          SAR's      Employees in         or Base
Name                     Granted      Fiscal Year          Price         Expiration Date
----                    -------      ------------         -------        ---------------
John Coppolino            950,000        49.9%            $0.50          January 3, 2016
                          300,000                         $1.07          September 22, 2004
Eugene Scher              650,000        29.1%            $0.50          January 3, 2016
Valerie A. Broadbent      500,000        21.0%            $0.50          January 3, 2016
                           25,000                         $1.07          September 29, 2004
Fred Rigaud                  0              0%            $0.00
Lee M. Lambert               0              0%            $0.00



The following chart sets forth certain information with respect to options/warrants outstanding as of April 13, 2001 to the named individuals:

                                                      Number of
                                                      Securities            Value of
                                                      Underlying           Unexercised
                                                     Unexercised           In-the-Money
                                                    Options/SARs at      Options/SAR's at
                            Shares                     FY-End                FY-End
                           Acquired     Value         Exercisable/         Exercisable/
Name                      on Exercise  Realized      Unexercisable        Unexercisable
----                      -----------  -------     -----------------     -------------
John Coppolino              87,305     $23,572     750,000 / 500,000          $0  / $0
Eugene Scher                87,305     $23,572     450,000 / 200,000          $0  / $0
Valerie A. Broadbent        29,102     $ 7,857     225,000 / 300,000          $0  / $0
Fred Rigaud                    0       $   -0-     0  /  0                    $0  / $0
Lee M. Lambert                 0       $   -0-     50,000 / 0                 $0  / $0



The Company has established an Advisory Board of key persons who we believe have special expertise, knowledge and contacts that are valuable for the Company. To attract and encourage participation from these Advisory Board members, we offer active members an option package to purchase shares of the Company's common stock.

On October 1, 2000, the Company entered into a Consulting Agreement with Mr. Beychok through September 30, 2003, which provides for an annual fee of $185,000 and monthly car allowance of $1,300, with a two-year renewable option at the election of Mr. Beychok. Mr. Beychok is in arrears $50,150 on his consulting compensation as of December 31, 2000.


ITEM 11:       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth the ownership of the common stock by each director and by entities or persons known to the Company to own beneficially in excess of 5% of such stock and by all officers and directors as a group, as of April 13, 2001. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

                                       Number of Shares                         Percentage of
Name and Address of                    of Common Stock                           Beneficial
Beneficial Owner                      Beneficially Owned                         Ownership
-------------------                   ------------------                        -------------
Vitafort International Corporation          4,539,629                                50%
1800 Avenue of the Stars, Suite 480
Los Angeles, California 90067


                                           Number of Shares                       Percentage of
Name and Address of                        of Common Stock                         Beneficial
Beneficial Owner                          Beneficially Owned                        Ownership
-------------------                       ------------------                      --------------
Mark Beychok(1)                              937,305(2)                               7.8%

John Coppolino(1)                            837,305(3)                               6.9%

Eugene Scher(1)                              537,305(4)                               4.4%

Valerie A. Broadbent(1)                      254,102(5)                               2.1%

All directors and officers as a group.
(4 persons)(2)(3)(4) and (5)               2,566,017                                 21.2%

-----------------

(1) The address of these persons is 1800 Avenue of the Stars, Suite 480, Los Angeles, California 90067.

(2) Includes (i) 300,000 shares underlying a currently exercisable option with an exercise price of $1.07 per share, which expires on September 21, 2004;
      (ii) 550,000 shares underlying a currently exercisable option with an exercise price of $0.50 per share, which expires on January 3, 2016; and
      (iii) 87,305 shares issued through the exercise of options; and does not include 800,000 shares underlying options that are not currently exercisable with an exercise price of $0.50 expiring January 3, 2016.

(3) Includes (i) 300,000 shares underlying a currently exercisable option with an exercise price of $1.07 per share, which expires on September 21, 2004;
      (ii) 450,000 shares underlying a currently exercisable option with an exercise price of $0.50 per share, which expires on January 3, 2016; and
      (iii)

      87,305 shares issued through the exercise of options; and does not include 500,000 shares underlying options that are not currently exercisable with an exercise price of $0.50 expiring January 3, 2016.

(4) Includes (i) 450,000 shares underlying a currently exercisable option with an exercise price of $0.50 per share, which expires on January 3, 2016; and (ii) 87,305 shares issued through the exercise of options; and does not include 200,000 shares underlying options that are not currently exercisable with an exercise price of $0.50 expiring January 3, 2016.

(5) Includes (i) 25,000 shares underlying a currently exercisable option with an exercise price of $1.07 per share, which expires on September 21, 2004;
      (ii) 200,000 shares underlying a currently exercisable option with an exercise price of $0.50 per share, which expires on January 3, 2016; and
      (iii) 29,102 shares issued through the exercise of options; and does not include 300,000 shares underlying options that are not currently exercisable with an exercise price of $0.50 expiring January 3, 2016.


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


                                                                      Number of
                               Name and Address of                      Shares      Percentage
Title of Class                 Beneficial Owner                         Owned        of Class
--------------                 ------------------------------------   ---------    -----------
1999 Series A                  All officers and directors as a group
Preferred Stock                (4 persons)                                 0           0%

1999 Series A                  Triple Tree
Preferred Stock                Bahnhofplatz 9
                               P. O. Box 6139                            600         100%
                               8023 Zurich
                               Switzerland





ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Effective September 13, 1999, pursuant to a Share Exchange and Reorganization Agreement, the Company acquired all of the issued and outstanding shares of Hollywood Partners, Inc., a subsidiary of Vitafort International Corporation ("Vitafort"), in exchange for 5,000,000 (62.5% of the then outstanding) shares of the Company. The Company has an agreement with Vitafort with respect to allocating overhead and rent expense at their common offices. A total of $237,218 and $402,748 net expenses were allocated from Vitafort to Hollywood Partners.com for 2000 and 1999 respectively. Messrs. Beychok and Coppolino are directors of both the Company and of Vitafort, and Mr. Coppolino and Ms. Broadbent are officers of Vitafort. Mr. Beychok resigned as Chief Executive Officer of Vitafort in February 2000 and is currently receiving his severance package from Vitafort; however, Mr. Beychok is in arrears on receiving severance compensation due him. Mr. Coppolino and Ms. Broadbent are in arrears on receiving compensation due them from Vitafort.

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

In connection with and to induce Triple Tree's investment in the Company, the Company concurrently purchased 4,100 shares of Triple Tree for an aggregate of $1 million. In connection with that purchase, Triple Tree and the Company entered into a guaranty and put agreement pursuant to which Triple Tree guaranteed that the Company would be able to liquidate all such shares for an amount not less than $1.01 million, net of commissions. At December 31, 1999, the Company had sold all of its Triple Tree stock and was owed approximately $161,000 by Triple Tree under the guaranty and put agreement.

During December 1999, Spinneret Financial Systems, Ltd., a beneficial owner of Vitafort, and, accordingly, an indirect beneficial owner of the Company, Terra and VTZ AG, an affiliate of Terra, agreed to acquire certain securities of Triple Tree from the Company for their market value. Management considered this transaction beneficial to the Company as the Triple Tree securities acquired had limited liquidity.

The Company has a purchase agreement with VTZ AG, an affiliate, to repurchase Triple Tree stock. The Company delivered the stock and VTZ breached on its payment. The transaction was being handled by Bear Stearns' Los Angeles office. At the time VTZ was affiliated with Terra Trust and Triple Tree. In reliance on these affiliations, the Company agreed to the initial transaction and is still owed $200,000 under the original agreement. The Company is presently investigating this matter and the Company's course of action.

Eugene Scher, a director of the Company, is a partner in the firm of November Lazar Scher ("NLS"), an entertainment industry licensing firm. Both Vitafort and the Company utilize the services of NLS. During 2000, the Company paid NLS $47,742. Management believes that the payments to NLS represented its usual and customary fees for the services that it provided.

PART IV

ITEM 13:       EXHIBITS LIST

(a)     The following exhibits are submitted herewith:

      2.0   Share Exchange Agreement and Plan of Reorganization (i)

      3.0   Restated and Amended Certificate of Incorporation (i)

      10.01 Employment Agreement dated September 22, 1999 between Lee M. Lambert and the Registrant (ii)

      10.02 Administrative Services Agreement dated October 1, 1999 between Vitafort International Corporation and the Registrant (ii)

      10.03 Distribution Agreement dated October 1, 1999 between Vitafort International Corporation and the Registrant (ii)

      10.04 Consulting Agreement dated October 1, 2000 between Mark Beychok and the Registrant (filed herewith)

      10.05 Employment Agreement dated October 1, 2000 between John Coppolino and the Registrant (filed herewith)

      10.06 Employment Agreement dated October 1, 2000 between Valerie A. Broadbent and the Registrant (filed herewith)




(b)     Reports on Form 8-K.
        There were no reports on Form 8-K filed during the fourth quarter ended December 31, 2000.




(i) Incorporated by reference to the same numbered exhibit to the Registrant's Information Statement on Form 15c2-11

(ii) Incorporated by reference to the same numbered exhibit to the Registrant's December 31, 1999 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

HOLLYWOOD PARTNERS.COM, INC.


By:     /s/ John Coppolino
  -------------------------------
    John Coppolino, President

LOS ANGELES, CALIFORNIA
DATE:  April 16, 2001


Pursuant to the requirements of the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                 TITLE(s)                                   DATE
----                                 -------                                    ----
        /s/ Mark Beychok              Chairman of the Board                     April 16, 2001
------------------------------------
        Mark Beychok


       /s/  John Coppolino            Director and President                    April 16, 2001
------------------------------------ (Principal Executive Officer)
        John Coppolino


       /s/  Eugene Scher             Director and Treasurer                     April 16, 2001
------------------------------------
        Eugene Scher


       /s/  Valerie A. Broadbent     Corporate Secretary and CAO                April 16, 2001
------------------------------------ (Principal Administrative Officer)
        Valerie A. Broadbent


       /s/  Fred Rigaud              Acting CFO                                 April 16, 2001
------------------------------------ (Principal Accounting Officer)
        Fred Rigaud


                           HOLLYWOOD PARTNERS.COM, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       Page
                                                                                       ----
Independent Auditors' Report                                                           F-2


Consolidated Balance Sheets - December 31, 2000 and 1999                               F-3 - F-4


Consolidated Statements of Operations -
        Years Ended December 31, 2000 and 1999                                         F-5


Consolidated Statements of Stockholders' Equity (Deficit) -
        Years Ended December 31, 2000 and 1999                                         F-6


Consolidated Statements of Cash Flows -
        Years Ended December 31, 2000 and 1999                                         F-7


Summary of Accounting Policies                                                         F-8


Notes to Consolidated Financial Statements                                             F-12


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Hollywood Partners.com, Inc.

We have audited the accompanying consolidated balance sheet of Hollywood Partners.com, Inc. as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying financial statements of Hollywood Partners.com, Inc. as of December 31, 1999, were audited by other auditors whose report, thereon dated March 28, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Partners.com, Inc. at December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, including a loss of $2,873,421 for the year ended December 31, 2000. These losses and other factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                    MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                    Certified Public Accountants

Los Angeles, California
April 17, 2001

                          HOLLYWOOD PARTNERS.COM, INC.
                           CONSOLIDATED BALANCE SHEET

                                               ASSETS


                                                            December 31,
                                                       2000              1999
                                                   -----------       -----------
  Current assets
    Cash and cash equivalents                      $       524       $ 1,086,585
    Marketable securities                                    -           514,150
    Prepaid insurance, current                          50,005            76,225
    Prepaid expenses and other current assets            8,150            68,801
                                                   -----------       -----------
      Total Current Assets                              58,679         1,745,761
                                                   -----------       -----------
  Equipment
    Computer equipment                                  46,684             7,517
    Less accumulated depreciation                      (12,776)             (502)
                                                   -----------       -----------
      Total Equipment                                   33,908             7,015
                                                   -----------       -----------
  Prepaid insurance, long term                               -            49,835
  Receivable from related parties                      128,927             8,995
  Other assets                                               -            18,495
                                                   -----------       -----------
    Total Assets                                   $   221,514       $ 1,830,101
                                                   ===========       ===========






               See accompanying summary of accounting policies and
                   notes to consolidated financial statements

                          HOLLYWOOD PARTNERS.COM, INC.
                           CONSOLIDATED BALANCE SHEET




                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                December 31,
                                                                        -----------------------------
                                                                            2000              1999
                                                                        -----------       -----------
  Current liabilities
    Notes payable                                                       $    13,818       $    87,516
    Capital lease obligations - Current                                      12,479
    Accounts payable                                                        131,157            64,295
    Payroll taxes payable                                                    18,041            23,838
    Accrued expenses                                                        393,755           104,829
                                                                        -----------       -----------
      Total Current Liabilities                                             569,250           280,478
                                                                        -----------       -----------
  Capital lease obligations - Long term                                      15,307            12,693
                                                                        -----------       -----------
  Total liabilities                                                         584,557           293,171
                                                                        -----------       -----------

  Stockholders' equity
    Convertible Preferred Stock, cumulative 7%, $.001 par value;
    authorized 5,000,000 shares; issued and outstanding 600 shares                1                 1
    Common stock, $.001 par value; authorized 50,000,000 shares;
    issued and outstanding 10,324,000 and 8,036,000 shares                   10,324             8,036

    Additional paid-in capital                                            3,358,986         2,387,826

    Accumulated deficit                                                  (3,732,354)         (858,933)
                                                                        -----------       -----------

    Total Stockholders' Equity/(Deficit)                                   (363,043)        1,536,930
                                                                        -----------       -----------


    Total Liabilities & Stockholders' Equity/(Deficit)                  $   221,514       $ 1,830,101
                                                                        ===========       ===========



               See accompanying summary of accounting policies and
                   notes to consolidated financial statements

                                 HOLLYWOOD PARTNERS.COM, INC.
                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       FOR THE YEAR ENDED
                                                                          DECEMBER 31,
                                                                  -----------------------------
                                                                     2000              1999
                                                                  -----------       -----------
  Net revenues                                                    $    62,504       $   981,518

  Cost of sales                                                             -           600,668
                                                                  -----------       -----------
        Gross profit                                                   62,504           380,850
                                                                  -----------       -----------
  Operating expenses
    Research and development                                           32,692            63,073
    Sales and marketing                                               685,398           716,535
    General and administrative                                      2,233,982           533,240
                                                                  -----------       -----------
      Total operating expenses                                      2,952,072         1,312,848
                                                                  -----------       -----------
      Loss from operations                                         (2,889,568)         (931,998)

  Other income / (expense)
   Other income (expense)                                                   -            (2,255)
   Interest expense                                                      (992)          (20,426)
   Interest income                                                     17,139             2,270
                                                                  -----------       -----------
      Total other income / (expense)                                   16,147           (20,411)
                                                                  -----------       -----------
  Loss, before extraordinary item                                  (2,873,421)         (952,409)

      Forgiveness of debt, net of income tax expense                        -            95,337
                                                                  -----------       -----------
  Net loss                                                        $(2,873,421)      $  (857,072)
                                                                  ===========       ===========

  Basic and diluted net loss per common share:
      Loss before extraordinary item                              $     (0.35)      $     (0.12)
      Extraordinary gain on forgiveness of debt                             -              0.01
                                                                  -----------       -----------
      Basic and diluted net loss                                  $     (0.35)      $     (0.11)
                                                                  ===========       ===========
  Basic and diluted  weighted average shares of common stock        8,241,000         8,010,553
                                                                  ===========       ===========



              See accompanying summary of accounting policies and
                   notes to consolidated financial statements

                          HOLLYWOOD PARTNERS.COM, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999




                                      Preferred Stock                Common Stock         Additional
                                 --------------------------  -------------------------     Paid-In       Accumulated
                                   Shares      Amount          Shares         Amount       Capital         Deficit        Total
                                 ---------    ---------      -----------   -----------   -----------     ------------  -----------
Balance, January 1, 1999              -               -       5,000,000    $     5,000  $    (4,000)   $    (1,861)   $      (861)

Adjustment - exchange
 of stock and recapitalization        -               -       3,000,000          3,000       (3,800)             -           (800)

Issuance of preferred stock         600               1               -              -      299,999              -        300,000

Contribution by shareholder           -               -               -              -    2,000,000              -      2,000,000

Issuance of common stock
  for services                        -               -          36,000             36       49,284              -         49,320

Options issued in connection
  with debt                           -               -               -              -       12,118              -         12,118

Options/warrants issued for
  services                            -               -               -              -       34,225              -         34,225

Net loss                              0               0               0              0            0       (857,072)      (857,072)
                                  -----     -----------     -----------    -----------  -----------   -------------   -----------

Balance, December 31, 1999          600     $         1       8,036,000    $     8,036  $ 2,387,826   $   (858,933)   $ 1,536,930
                                  -----     ------------    -----------    -----------  -----------   ------------    -----------

Issuance of common stock
  for services                                                1,768,000          1,768      195,392                       197,160

Options/warrants issued for
  services                                                                                  420,266                       420,266

Issuance of common stock                                       520,000             520      376,502                       377,022

Preferred dividends                                                                         (21,000)                      (21,000)

Net loss                                                                                              $ (2,873,421)   $(2,873,421)
                                  -----     -----------     -----------    -----------  -----------   ------------    -----------
Balance, December 31, 2000          600     $         1      10,324,000    $    10,324  $ 3,358,986   $ (3,732,354)   $  (363,043)
                                  =====     ===========     ===========    ===========  ===========   ============    ===========



               See accompanying summary of accounting policies and
                   notes to consolidated financial statements

                          HOLLYWOOD PARTNERS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                    2000            1999
                                                                                -----------     -----------
Cash flows from operating activities:
Reconciliation of net loss to net cash used in operating activities:
    Net loss                                                                    $(2,873,421)    $  (952,409)
    Extraordinary gain on extinguishment of debt                                          -          95,337
    Depreciation and amortization                                                    12,274             502
    Loss on sale of securities                                                      160,995               -
    Stock issued for services                                                       197,160          49,320
    Options issued for services                                                     420,266          34,225
    Options issued in connection with accounts payable                                    -          12,118

    Changes in operating assets and liabilities:
        Accounts receivable, trade                                                        -         819,856
        Inventories                                                                       -          94,932
        Prepaid expenses and other current assets                                   136,706        (126,060)
        Accounts payable                                                             57,566        (188,373)
        Other assets                                                                 18,496          24,517
        Accrued expenses                                                            288,926          62,540
                                                                                -----------     -----------
        Cash and cash equivalents used in operating activities                   (1,581,032)        (73,495)
                                                                                -----------     -----------

Cash flows from investing activities:
        Purchase of marketable securities                                                 -      (1,000,000)
        Proceeds from sale of marketable securities                                 353,155         485,850
        Purchase of computer equipment                                              (39,167)         (7,517)
                                                                                -----------     -----------
        Cash and cash equivalents provided by (used in) investing activities        313,988        (521,667)
                                                                                -----------     -----------

Cash flows from financing activities:
        Payment of preferred stock dividends                                        (21,000)              -
        Loan from related parties                                                  (119,932)       (962,296)
        Proceeds from additional paid-in capital                                          -       2,000,000
        Proceeds from issuance of preferred stock                                         -         300,000
        Proceeds from issuance of common stock                                      320,520               -
        Repayment of notes payable                                                  (86,391)        (19,040)
        Proceeds from convertible notes payable                                      60,000         375,000
        Repayment of convertible note payable                                             -        (375,000)
        Proceeds from capital lease obligations                                      27,786         119,249
                                                                                -----------     -----------
        Cash and cash equivalents provided by financing activities                  180,983       1,437,913
                                                                                -----------     -----------

Increase/(decrease) in cash and cash equivalents                                 (1,086,061)        842,751
Cash and cash equivalents, beginning of period                                    1,086,585         243,834
                                                                                -----------     -----------
Cash and cash equivalents, end of period                                        $       524     $ 1,086,585
                                                                                ===========     ===========


Supplemental information:
       Income tax paid                                                          $         -     $         -
       Interest paid                                                            $       992     $    20,426

Non-cash investing and financing activities:
  Issuance of notes for computer equipment                                      $    27,786               -
  Issuance of notes for prepaid insurance                                       $         -     $   116,252



               See accompanying summary of accounting policies and
                   notes to consolidated financial statements

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

        Effective September 13, 1999, pursuant to a Share Exchange and Reorganization Agreement, Hollywood Partners.com, Inc., a Delaware corporation ("Holding Company") acquired all of the issued and outstanding shares of Hollywood Partners, Inc., a California corporation ("Operating Company"). In consideration of the shares of Operating Company, Holding Company issued an aggregate of 5,000,000 shares of its common stock to Vitafort International Corporation, a publicly traded Delaware corporation ("Vitafort"). Operating Company is now a wholly owned subsidiary of Holding Company and Vitafort, immediately following the issuance, became the majority stockholder of Holding Company, holding 62.5% of Holding Company's issued and outstanding common stock.

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

        Immediately prior to the closing date of the transaction, there were 500,000 shares of Holding Company's common stock issued and outstanding. As part of the terms of agreement between Holding Company, Vitafort and Operating Company, Holding Company undertook a 6 to 1 forward split of its issued and outstanding common stock, so that at the time of closing and prior to issuance of the 5,000,000 shares of common stock to Vitafort there were 3,000,000 shares of common stock issued and outstanding. Concurrent with the closing, Holding Company filed a Restated and Amended Certificate of Incorporation with the Delaware Secretary of State effecting the stock split as well as:

~ an increase in its authorized capitalization to 50,000,000 shares of common stock, par value $.001; an authorization, for the first time, of 5,000,000 shares of blank check preferred stock, par value $.001; and

~  authorizing a classified board of directors for Holding Company.

        For accounting purposes, the acquisition of the Operating Company by the Holding Company has been treated as a reverse acquisition in substance equivalent to the issuance of stock for the net monetary assets of the Holding Company accompanied by a recapitalization. The historical operating results reflected in the accompanying financial statements are those of the Operating Company as the Holding Company's operations were nominal.

        In the third quarter, the Company formed a subsidiary called "Hall of Fame Pro, Inc." (HOFP). HOFP was capitalized with 400,000 shares of Hollywood Partners stock. This sports marketing company was formed with the support of the Hall of Fame Players Association ("HOFPA") to exploit the images and likenesses of Pro Football Hall of Fame legends to corporate sponsors. The strategy was to create revenue for both the Hall of Fame members and the Company through golf tournaments, licensing, original content syndication, event sponsorships, sports memorabilia, and corporate sponsorship.


BASIS OF CONSOLIDATION

        The accompanying consolidated financial statements of the Company include the accounts of the Company and its subsidiary, Hollywood Partners, Inc. Hollywood Partners, Inc. includes the accounts of HOFP, a new subsidiary formed in the third quarter of 2000. Intercompany transactions and balances have been eliminated in consolidation.

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


CONCENTRATION OF CREDIT RISK

             The Company places its cash in what it believes to be credit worthy financial institutions. However, cash balances may exceed FDIC insured levels at various times during the year.

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


REVENUE

        Product sales are recognized when the Company's products are shipped from the commercial warehouse used by the Company or the contract manufacturer to the customer. Revenues from Internet services are recognized when the service has been rendered.


INCOME TAXES

        Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when management cannot determine whether it is more likely than not that the net deferred tax asset will be realized. The effect on deferred tax assets and liabilities of a change in the rates is recognized in the consolidated statement of operations in the period that includes the enactment date.

 .
IMPAIRMENT OF LONG-LIVED ASSETS

        Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") establishes guidelines regarding when impairment losses on long-lived assets, which include computer equipment , should be recognized and how impairment losses should be measured. The Company periodically reviews such assets for possible impairment and expected losses, if any, are recorded currently.


REPORTING COMPREHENSIVE INCOME

        Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("SFAS 130") establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. As the Company has no components of comprehensive income or loss, the comprehensive loss of the Company is the same as the net loss of the Company.


LOSS PER SHARE

        Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") provides for the calculation of Basic and Diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the loss of an entity, such as stock options, warrants or convertible preferred stock. The Company adopted SFAS 128 on December 15, 1997 and it had no effect on income (loss) per share. At December 31, 2000 and 1999, potentially dilutive securities were not included in the computation of diluted loss per share as the effect would be anti-dilutive. Potentially dilutive securities include 3,163,427 and 2,118,427 at December
31, 2000 and 1999, respectively.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

        Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company operates in one segment, and does not have revenues from foreign countries.

STOCK-BASED COMPENSATION

        Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net loss and loss per share as if the fair-valued-based method of accounting had been applied. In accordance with SFAS 123, the Company elected to continue to measure compensation cost under APB No. 25, and comply with the pro forma disclosure requirements.


        The Company has adopted for footnote disclosure purposes SFAS No. 123, of which requires that companies disclose the cost of stock-based employee compensation at the grant date based on the value of the award (the fair value method) and disclose this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock. Transactions in which goods or services are received from non-employees for the issuance of equity securities or stock-based awards are accounted for based on the fair value of the consideration received.

NEW ACCOUNTING PRONOUNCEMENTS

        In the first quarter of 2000 the Financial Accounting Standards Board issued EITF 00-2, "Accounting for Web Site Development Costs," effective for fiscal quarters beginning after June 30, 2000. The standard establishes criteria for the accounting treatment of web site development costs, with respect to whether costs associated with the development and operation of web sites are to be capitalized or expensed as incurred. As of December 31, 2000, the Company has expensed all costs associated with the development and operation of its Websites as the Company did not believe that any amounts capitalized would be recoverable in future periods.

                          HOLLYWOOD PARTNERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - LIQUIDITY AND GOING CONCERN

               Since its inception, the Company has suffered recurring losses from operations. For the year ended December 31, 2000, the Company incurred a net loss of $2,873,421, has negative working capital of $510,571 and a stockholder's deficit of $363,043, as compared to a net loss of $857,072, working capital of $1,465,283 and stockholders' equity of $1,536,930 for the year ended December 31, 1999. The Company has not generated sufficient revenue-producing activity to sustain its operations. Accordingly, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company is attempting to raise additional capital to meet future financial obligations, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

            During the last quarter of 2000, the Company reduced significantly its staffing and operating expenses and is pursuing several acquisitions of companies with a revenue stream that could help improve its cash flow and permit the Company to meet its financial obligations. (See Note 11) However, no assurances can be given that the Company will be successful in its plan.


NOTE 2 - MARKETABLE SECURITIES

        The Company owns 2,050 shares of Triple Tree Trust AG , a publicly traded Swiss corporation (TTT-SW), an affiliate of a related party at December 31, 1999. The marketable securities carrying amount and fair market value is $514,150 at December 31, 1999. The Company sold these shares in the year 2000 at a loss of $160,995 which is reflected in the consolidated statements of operations.


NOTE 3 - RELATED PARTY TRANSACTIONS

        The Company is owed $128,927 and $8,995 from its majority shareholder as of December 31, 2000, and 1999, for expenses incurred by the Company on behalf of the majority shareholder.


NOTE 4 - NOTES PAYABLE

        Amounts primarily represent the amount of insurance costs being financed by a financial institution and capital lease obligations for computer equipment. The insurance note has monthly payments of $6,347, bears interest at 8.92%, and matures in February 2001. The capital lease obligations monthly payments approximate $1,040 and bear interest at 10%, and mature in 2003. See NOTE 8 - COMMITMENTS AND CONTINGENCIES.

NOTE 5 - PREFERRED STOCK

        In 1999, the Company issued 600 shares of preferred stock to a related party with a par value of $.001 and with a cumulative dividend rate of 7 % annually, payable in cash or in kind at the Company's discretion. These shares are convertible to common stock at a value of $4.00 per share for a one year period, although the Company can force conversion at any time if the price of its stock trades at $6.00 per share or above for five consecutive days.

NOTE 6 - MAJOR CUSTOMERS

        The Company derived the following revenue from major customers, each of which provided 10% or more of total revenues during the years ended December 31, 2000 and 1999:

                                                                     2000                   1999
                                                                     ----                   ----
        Wal-Mart                                                $      -                  $ 187,544
        Dorsey                                                         -                    186,091
        BI-LO,  Inc.                                                   -                    147,634


NOTE 7 - EXTRAORDINARY ITEM

        The Company recorded an extraordinary gain of $95,337 as of December 31, 1999, which reflects the forgiveness of debt by vendors and consultants of $95,337.

NOTE 8 - COMMITMENTS  AND CONTINGENCIES

Commitments

        As of August 1, 1999, the Company entered into a two-year lease agreement for its office premises. The Company is obligated for a monthly rent of $8,800 through May 31, 2000 and $8,950 per month for the period June 1, 2000 through May 31, 2001. Rent expense was $85,610 and $34,543 for the years ended December 31, 2000 and 1999, respectively.

         The Company leases its computer equipment under several capital leases. Fixed assets under capital leases were $46,684 and $ 7,517, with related accumulated depreciation of $12,776 and $502, at December 31, 2000 and 1999, respectively. Deprecation expense related to such fixed assets is $12,274 and $502 as of December 31, 2000 and 1999, respectively.

         The future minimum annual aggregate rental payments required under these leases that have terms in excess of one year are as follows:

                                                             Operating               Capital
Years ending December 31,                                      Leases                 Leases
                                                               ------                 ------
2001                                                        $   44,750              $   12,479
2002                                                                 -                  12,479
2003                                                                 -                   2,828
2004                                                                 -                       -
2005                                                                 -                       -
Thereafter                                                           -                       -
                                                            ----------               ---------
Total Minimum Lease Payments                                $   44,750               $  27,786
Less:  Amounts Representing Interest                        ==========                  (2,890)
                                                                                     ---------
Present Value of Future Minimum Lease Payments                                       $  24,896
                                                                                     =========

        On October 1, 2000, the Company entered into an Employment Agreement with the President through September 30, 2003, which provides for an annual salary of $150,000 and monthly car allowance of $1,000, with a two-year renewable option at the election of the President.

        On October 1, 2000, the Company entered into an Employment Agreement with the Corporate Secretary/Chief Administrative Officer (CAO) through September 30, 2003, which provides for an annual salary of $72,000, with a two-year renewable option at the election of the CAO. Effective January 1, 2001, the CAO's annual salary is $84,000.

        The Company continues to be a licensee of certain food products, most significantly the Gravity Games Bar licensed from eMap USA and The Wizard of Oz line of marshmallows. The Company granted all n of these products to Vitafort as Master Distributor for these products in exchange for a royalty based upon net sales of these products. As Master distributor, Vitafort is responsible for all manufacturing and distribution expenses, including the building and maintaining of inventory, billings and collections and working capital requirements. The Company remains responsible to the Licensor for certain minimum payments under the licenses held and for other contractual obligations.

 Contingencies

        The Company is a party to legal proceedings (which generally relate to disputes between the Company and its suppliers or customers regarding payment for products sold or supplied) that are typical for a company of its size and scope and financial condition, and none of these proceedings are believed to be material to its financial condition or results of operations.

NOTE 9 - STOCKHOLDERS' EQUITY (DEFICIT)

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

        In September 1999, the Company issued 36,000 shares of common stock at $1.37 per share to a professional, a related party, as payment for past and future services. Based upon the fair value of the common stock on the date of issuance, the Company recorded prepaid consulting expense of approximately $43,000 to be amortized over the term of the consulting contract.

        In December 1999, the Company sold 600 shares of convertible preferred stock to Triple Tree, an affiliate of Terra Listed, Ltd., a related party, for $300,000. The convertible preferred shares have a 7% cumulative dividend and are convertible into common shares at $4.00 per share for one year after issuance at the holder's discretion or at the Company's discretion if the Company's common stock is trading at $6.00 per share for five consecutive days. The Company has accrued amounts due for dividends of $21,000 at December 31, 2000.

        During 2000, the Company issued 520,000 shares of common stock to various investors at a price ranging from $0.50 to 1.37 and received in return approximately $377,000.

        During January 2000, the Company issued 70,000 warrants to purchase common shares and 25,000 common shares to various consultants in consideration for past and future services. The warrants were granted at an exercise price of $1.37 and expire three years from grant. 40,000 of the warrants were vested upon grant and 30,000 of the warrants will vest at discretion of the Board of Directors.

        During January 2000, the Company issued 800,000 warrants, 100,000 warrants, 20,000 common shares, and 33,000 common shares respectively, to four strategic partners in consideration for past and future services. The stock warrants were granted at an exercise price of $1.37, were fully vested at time of grant, and expire three years from grant.

        During January 2000, the Company added two persons to its Advisory Board who have special expertise, knowledge and contacts that are valuable for the Company. The Company offered each a package granting 25,000 stock options to purchase common shares at $1.37 per share vesting immediately upon grant. These options expire three years from date of grant. In February 2000, the Company added ten persons to its Advisory Board, who were each offered a package granting 25,000 stock options to purchase common shares at $1.37 per share vesting immediately upon grant. These options expire three years from date of grant. During the second quarter, the Company added two persons to its Advisory Board, who were each offered a package granting 25,000 warrants to purchase common shares at $3.125 per share, vesting immediately upon grant. These options expire three years from grant. During the fourth quarter of 2000, the Company added one person to its Advisory Board, and granted to him 25,000 stock options to purchase common shares at $1.09. As the Advisory Board members did not provide services to the Company, no consulting expense was recorded as of December 31, 2000.

        During 2000, the Company issued 80,000 warrants to purchase common shares to various consultants in consideration for past and future services. 60,000 of the warrants were granted at an exercise price of $1.37, vested upon issuance and expire three years from grant. 20,000 of the warrants were granted at an exercise price of $5.00, vested immediately and expire three years from grant. Also, the Company granted 20,000 warrants at an exercise price of $1.00 to a strategic partner to purchase common shares. The Company also issued 90,000 shares for consulting services rendered at 1.37 per share.

        On January 13, 2000, the Company issued 200,000 shares to a controlling group of the pre-merge entity, Guideline Capital, as a condition precedent to the reverse merger, which occurred in August 1999, and of which the related expense was incurred in August 1999. These shares were recorded at par value.

        During the third quarter, the Company issued 150,000 warrants to Mediacom, Inc. to purchase common shares at $3.125, vesting immediately with a three year term for consulting services. The value of the warrants were recorded as a charge to consulting expense of $328,500.

        Based on the fair market value of the common stock on the date of issuance, and the fair value of the services performed, the Company recorded total expense for the above transactions of approximately $617,000, including the Mediacom, Inc. consulting expense of $328,500 as noted above, for stock, options, and warrants issued for services rendered as of December 31, 2000.

NOTE 10 -  STOCK OPTION PLAN

In September 1999, the Company adopted a Stock Option Plan (the "Plan") initially reserving an aggregate of 3,000,000 shares of the Company's common stock for issuance pursuant to the exercise of stock options which may be granted to employees and consultants to the Company.

The Plan provides for the granting at the discretion of the Board of Directors of both qualified incentive stock options and non-qualified stock options. Consultants may receive only non-qualified stock options. The maximum term of the stock options are three to five years and generally vest proportionately throughout the term of the option.

The Company's option activity for the years ended December 31, 2000 and 1999 is as follows:


                                                                2000           1999
                                                            ----------       ---------
Options outstanding-beginning of the year                    1,575,000            --
Granted during the year                                        556,000       1,575,000
Exercised during the year                                     (120,000)           --
Canceled during the year                                      (431,000)           --
                                                            ----------       ---------
Options outstanding - end of the year                        1,580,000       1,575,000
                                                            ==========       =========

Options exercisable                                          1,338,480         452,967
Weighted average exercise price                             $     1.15       $    1.07
Weighted average remaining life                             9.6 months       57 months


        All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended December 31, 2000 and 1999. Had compensation cost for stock-based compensation been recorded based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended December 31, 2000 and 1999 would have been reduced to the proforma amounts presented below:

                                                                      2000                  1999
                                                                     -------            -------------
        Net loss:

        As reported                                                  $(2,873,421)       $(857,052)
        Proforma                                                     $(3,060,671)       $(981,103)

        Net loss per share:

        As reported                                                   $     (0.35)       $   (0.11)
        Proforma                                                      $     (0.37)       $   (0.13)

        The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2000 and 1999: expected life of 3 years, expected volatility of 0%, risk-free interest rate of 6.0%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 2000 and 1999 was $0 and $.79, respectively.

NOTE 11 - INCOME TAXES

        As of December 31, 2000, the Company had unused Federal and California net operating loss carryforwards of approximately $3,636,000 and $1,818,000 respectively available to offset against future Federal taxable income and future California taxable income. The unused net operating loss carryforwards expire in various amounts through the year 2020. The California net operating losses will expire in various amounts through the year 2005.

        Net deferred tax assets of approximately $1,342,000 and $346,000 at December 31, 2000 and 1999, respectively, resulting from net operating losses have been offset by a valuation allowance since management cannot determine whether it is more likely than not such assets will be realized.

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

NOTE 12 - SUBSEQUENT EVENTS

Due to the collapse of many Internet companies and the severe liquidity constraints, the Company has shut down and suspended its BigTimeHollywood.com and PlanetFree.com Websites and its basic Internet model that it incorporated in the fourth quarter of 1999 and the first three quarters of 2000.

In January 2001 the Company entered into a binding letter of intent to acquire BambooBiz. In March 2001 BambooBiz asked for assistance from the directors and officers of the Company to help in raising capital. The Company responded by assisting in re-writing the business plan and by contacting and sending business plan packages to over 75 accredited investors to assist in capital formation. The Company had been assured that the deal had consummated between Hollywood Partners and BambooBiz. In March 2001, the Company received a letter from the president of BambooBiz, suggesting a massive change in the terms of the deal previously agreed to and publicly announced. At this time, the Company is exploring its options.

The Company was notified in January 2001 that the Hall of Fame Players Association ("HOFPA") does not want any funds that may be raised out of a previous offering memorandum to be released from escrow without the approval of HOFPA. In addition, they have requested other corporate non-public records. The Company disagreed with the requests of the letter. A series of letters followed from HOFPA or their counsel beginning a disagreement of conditions precedent between HOFPA and Hall of Fame Pro. These letters and subsequent letters caused the HOFP to suspend its capital formation efforts and most of its operations. A director resigned from the board of HOFP in January 2001. The president of HOFP resigned in March 2001. Dialog between certain members of the executive committee of HOFPA and management of HOFP occurred over most of the first quarter of 2001. No definitive understandings were reached. The Company received a letter from new counsel of HOFPA in March 2001 notifying HOFP and Hollywood Partners that the HOFPA Executive Committee has no intention of moving forward into a written agreement with the Company. In addition, the letter makes numerous allegations regarding the relationship between the parties. The Company vehemently denies these allegations and is in discussion with counsel.

In March 2001, the Company entered into an agreement with David Dadon and Giants Entertainment and Very Mean Men, Inc. to acquire 100% of the ownership, worldwide and in perpetuity, of the film entitled, "Very Mean Men," a Baio/White production of a Tony Vitale film, starring Matthew Modine, Ben Gazzara, Charles Durning, Burt Young and Scott Baio, with Louise Fletcher and Martin Landau, directed by Tony Vitale. The Company will acquire all of the issued and outstanding securities of Very Mean Men, Inc. in exchange for shares of convertible preferred stock of the Company. Subject to the Company having 45 days from March 19, 2001 to perform due diligence, the agreement calls for Mr. Dadon to be appointed as CEO and chairman of the company. Mr. Dadon agreed to have invested $75,000 into the Company by purchasing 225,000 shares of common stock of the Company at $.30 per share. As of March 2001, Mr. Dadon had funded $22,000 upon which the Company will issue 73,333 common shares to him. In the agreement with Giants Entertainment, the Company has also acquired first right of refusal to an additional ten films.

In March 2001, the Chief Executive Officer resigned from the Company, however, remains as a Director, Chairman of the Advisory Board and Treasurer.

In January 2001, the Chairman of the Board was granted an option to purchase 1,350,000 shares of common stock at $0.50 per share. Such options vest 550,000 shares on January 4, 2001, 400,000 shares on January 4, 2002 and 400,000 shares on January 4, 2003. In January 2001, the President was granted an option to purchase 950,000 shares of common stock at $0.50 per share. Such options vest 450,000 shares on January 4, 2001, 250,000 shares on January 4, 2002 and 250,000 shares on January 4, 2003. In January 2001, the Chief Executive Officer was granted an option to purchase 650,000 shares of common stock at $0.50 per share. Such options vest 450,000 shares on January 4, 2001, 100,000 shares on January 4, 2002 and 100,000 shares on January 4, 2003. In January 2001, the Corporate Secretary / Chief Administrative Officer was granted an option to purchase 500,000 shares of common stock at $0.50 per share. Such options vest 200,000 shares on January 4, 2001, 150,000 shares on January 4, 2002 and 150,000 shares on January 4, 2003.