Form 10QSB
period 2001-03-31
HOLLYWOOD PARTNERS COM INC
filed 2001-05-31
CIK 859916

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


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

                         Yes: [X]        No: [ ]

The number of shares of the Registrant's Common Stock, par value $.001 per share outstanding on May 18, 2001 is 9,482,670.

                          HOLLYWOOD PARTNERS.COM, INC.

                                    CONTENTS


                         PART 1 -- FINANCIAL INFORMATION



ITEM 1.  Consolidated Financial Statements:

         Balance Sheets
         March 31, 2001 (unaudited) and December 31, 2000 .................. 3-4

         Statements of Operations (unaudited)
         Three Month Periods Ended March 31, 2001 and 2000 ................. 5

         Statement of Stockholders' Deficit (unaudited)
         Three Month Period Ended March 31, 2001 ........................... 6

         Statements of Cash Flows (unaudited)
         Three Month Periods Ended March 31, 2001 and 2000 ................. 7

         Notes to the Financial Statements ................................. 8-12


ITEM 2.

            Management's Discussion and Analysis of Financial Condition
            and Results of Operations ...................................... 13-16

                          PART II -- OTHER INFORMATION

Signature................................................................... 17

                          HOLLYWOOD PARTNERS.COM, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                    March 31,
                                                       2001           December 31,
                                                   (Unaudited)            2000
                                                   -----------         ---------
Current assets
  Cash and cash equivalents                         $   1,145          $     524
  Marketable securities                                  --                 --
  Prepaid insurance, current                           33,631             50,005
  Prepaid expenses and other current assets            10,412              8,150
                                                    ---------          ---------
    Total Current Assets                               45,188             58,679
                                                    ---------          ---------

Equipment
  Computer equipment                                   46,684             46,684
  Less accumulated depreciation                       (16,670)           (12,776)
                                                    ---------          ---------
    Total Equipment                                    30,014             33,908
                                                    ---------          ---------

Receivable from related parties                       151,027            128,927
                                                    ---------          ---------

  Total Assets                                      $ 226,229          $ 221,514
                                                    =========          =========


          See accompanying notes to consolidated financial statements.

                          HOLLYWOOD PARTNERS.COM, INC.
                           CONSOLIDATED BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                           March 31,
                                                                             2001             December 31,
                                                                          (Unaudited)             2000
                                                                         -----------          -----------
Current liabilities
  Notes payable                                                          $       737          $    13,818
  Capital lease obligations - Current                                         10,391               12,479
  Accounts payable                                                           142,823              131,157
  Payroll taxes payable                                                         --                 18,041
  Accrued expenses                                                           555,056              393,755
                                                                         -----------          -----------
    Total Current Liabilities                                                709,007              569,250
                                                                         -----------          -----------

  Capital lease obligations - Long term                                       15,307               15,307
                                                                         -----------          -----------
Total liabilities                                                            724,314              584,557
                                                                         -----------          -----------


Stockholders' equity
  Convertible Preferred Stock, cumulative 7%, $.001 par value;
  authorized 5,000,000 shares; issued and outstanding 600 shares                   1                    1
  Common stock, $.001 par value; authorized 50,000,000 shares;
  issued and outstanding 10,903,017 and 10,324,000 shares                     10,903               10,324

  Additional paid-in capital                                               3,610,467            3,358,986

  Accumulated deficit                                                     (4,119,456)          (3,732,354)
                                                                         -----------          -----------

  Total Stockholders' Deficit                                               (498,085)            (363,043)
                                                                         -----------          -----------


  Total Liabilities & Stockholders' Deficit                              $   226,229          $   221,514
                                                                         ===========          ===========



           See accompanying notes to consolidated financial statements

                          HOLLYWOOD PARTNERS.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                                March 31,
                                                                       2001                 2000
                                                                   ------------          -----------
Net revenues                                                       $       --            $    26,988

Cost of sales                                                              --                   --
                                                                   ------------          -----------

      Gross profit                                                         --                 26,988
                                                                   ------------          -----------

Operating expenses
  Research and development                                                5,633               25,921
  Sales and marketing                                                    21,208              200,582
  General and administrative                                            355,011              422,129
                                                                   ------------          -----------
    Total operating expenses                                            381,852              648,632
                                                                   ------------          -----------

    Loss from operations                                               (381,852)            (621,644)

Other income / (expense)
 Other income (expense)                                                    --                  7,360
  Interest expense                                                       (5,250)                --
                                                                   ------------          -----------
    Total other income / (expense)                                       (5,250)               7,360
                                                                   ------------          -----------

Net loss                                                           $   (387,102)         $  (614,284)
                                                                   ============          ===========


Basic and diluted net loss per common share:                       $      (0.04)         $     (0.07)
                                                                   ============          ===========


Basic and diluted  weighted average shares of common stock           10,903,017            8,275,956
                                                                   ============          ===========


           See accompanying notes to consolidated financial statements

                          HOLLYWOOD PARTNERS.COM, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                        Three Months Ended March 31, 2001
                                   (Unaudited)


                                     Preferred Stock              Common Stock          Additional
                                  ---------------------     ------------------------      Paid-In     Accumulated
                                   Shares       Amount         Shares        Amount       Capital       Deficit         Total
                                  --------     --------     -----------     --------    ----------    -----------     ---------
Balance, December 31, 2000             600            1      10,324,000     $ 10,324    $3,358,986    $(3,732,354)    $(363,043)

Issuance of stock for services                                   38,000           38        52,022                       52,060

Cashless exercise of options                                    341,017          341          (341)                        --

Exercise of warrants                                            200,000          200       199,800                      200,000

Net Loss                                                                                                 (387,102)     (387,102)
                                  --------     --------     -----------     --------    ----------    -----------     ---------


Balance, March 31, 2001                600            1      10,903,017     $ 10,903    $3,610,467    $(4,119,456)    $(498,085)
                                  ========     ========     ===========     ========    ==========    ===========     =========



          See accompanying notes to consolidated financial statements

                          HOLLYWOOD PARTNERS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Three Months Ended
                                                                             March 31, 2001   March 31, 2000
                                                                             --------------   --------------
Cash flows from operating activities:
Reconciliation of net loss to net cash used in operating activities:
    Net loss                                                                     $(387,102)    $  (614,284)
    Depreciation & amortization                                                      3,894           1,408
    Stock issued for services                                                       52,060         178,348

    Changes in operating assets and liabilities:
        Other receivable                                                              --          (162,145)
        Prepaid expenses and other current assets                                   14,113          (2,833)
        Accounts payable                                                            (6,375)         (2,799)
        Payroll taxes payable                                                         --           (23,838)
        Other assets                                                                  --            18,495
        Accrued expenses                                                           161,301          29,111
                                                                                 ---------     -----------
          Cash and cash equivalents used in operating activities                  (162,109)       (578,537)
                                                                                 ---------     -----------

Cash flows from investing activities:
        Proceeds from sale of marketable securities                                   --           514,150
        Purchase of computer equipment                                                --           (24,578)
                                                                                 ---------     -----------
         Cash and cash equivalents provided by investing activities                   --           489,572
                                                                                 ---------     -----------

Cash flows from financing activities:
        Loan from related parties                                                  (22,100)        (72,686)
        Proceeds from issuance of common stock                                     200,000
        Repayment of notes payable                                                  (2,088)
        Proceeds from notes payable                                                (13,082)        (23,774)
                                                                                 ---------     -----------
         Cash and cash equivalents provided by (used in) financing activities      162,730         (96,460)
                                                                                 ---------     -----------

Increase (decrease) in cash and cash equivalents                                       621        (185,425)
Cash and cash equivalents, beginning of period                                         524       1,086,585
                                                                                 ---------     -----------
Cash and cash equivalents, end of period                                         $   1,145     $   901,160
                                                                                 =========     ===========



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

         In late September 1999, the Company launched its initial Website at www.hollywoodpartners.com. This Website was used to post and manage a number of sweepstakes contests for the benefit of various customers and partners, coming from industries such as food manufacturing, entertainment, publishing, sporting goods and concert promotion. In the second quarter of year 2000, the Company launched its Internet offerings with two Websites under a Hollywood Partners.com brand umbrella. Part of management's strategy was to use the Hollywood Partners.com brand as an "umbrella" to build, partner or acquire additional complementary Websites that offered unique content for our visitors. However, upon the launch of the Company's Websites, both the public valuations of Internet companies and the business opportunities of Internet models began to collapse. This tightening of the financial markets for the majority of Internet companies inhibited the Company's ability to raise capital. The Company faced severe cash and liquidity problems resulting in the need to cut staff and overhead tremendously.

         The Board of Directors began looking for other opportunities outside the pure Internet model. In January 2001, the Company entered into a letter of agreement to acquire BambooBiz, LLC, a direct marketing company. The Company also entered into a letter agreement with Pipeline Technologies, Inc., a software technology company, in late January 2001. In March 2001 BambooBiz asked for assistance from the Company to help in raising capital. The Company responded by assisting in re-writing the business plan and by contacting and sending business plan packages to over 75 accredited investors to assist in capital formation. The Company had been assured that the deal had consummated between Hollywood Partners and BambooBiz. In March 2001, the Company received a letter from the president of BambooBiz, suggesting a massive change in the terms of the deal previously agreed to and publicly announced. Also in March 2001, Pipeline Technologies notified the Company that it would finalize closing documents concurrent with BambooBiz executing its closing documents. At this time, the Company is exploring its options.

         The Company and its subsidiary, Hall of Fame Pro, Inc. ("HOFP"), were notified in January 2001 that the Hall of Fame Players Association ("HOFPA") does not want any funds that may be raised out of a previous offering memorandum to be released from escrow without the approval of HOFPA. In addition, they have requested other corporate non-public records. The Company disagreed with the requests of the letter. A series of letters followed from HOFPA or their counsel beginning a disagreement of conditions precedent between HOFPA and its president, and Hall of Fame Pro. These letters and subsequent letters caused the HOFP to suspend its capital formation efforts and most of its operations.

                          HOLLYWOOD PARTNERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         The President and a board member resigned in the first quarter. Dialog between certain members of the executive committee of HOFPA and management of HOFP occurred over most of the first quarter of 2001. No definitive understandings were reached. The Company received a letter from new counsel of HOFPA in March 2001 notifying HOFP and Hollywood Partners that the HOFPA Executive Committee has no intention of moving forward into a written agreement with the Company. In addition, the letter makes numerous allegations regarding the relationship between the parties. The Company vehemently denies these allegations and is in discussion with counsel.

         In the first quarter of 2001, the Company was introduced to Giants Entertainment and David Dadon, the owner of the feature film, "Very Mean Men." Based on the owner's exchange of the multi-million dollar asset for preferred shares and his commitment of short-term equity financing, the Board of Directors felt that acquiring this film was in the best interest of the HP shareholders. Management felt this recent acquisition would allow the Company to explore additional entertainment opportunities. Differences have arisen between the parties regarding the transaction. The Company believes that Giants and Dadon have breached their representations and warranties contained in the agreement. The parties are currently in discussions as to their differences. No assurance can be given that the parties will satisfactorily resolve their differences and, if not satisfactorily resolved, no assurances can be given that litigation between the parties will not result.

         The Board of Directors will continue to evaluate potential merger candidates and hopes to target and acquire assets or companies that can build shareholder equity.

             The accompanying financial statements have been prepared on the basis that Hollywood Partners, Inc. has been the acquirer for accounting purposes for the entire reporting periods.

         The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2000 and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The financial statements include the results of Hollywood Partners, Inc., a wholly owned subsidiary of Hollywood Partners.com, Inc., and Hall of Fame Pro, Inc., a subsidiary of Hollywood Partners, Inc. In addition, all significant intercompany accounts have been eliminated. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

         As contemplated by the Securities and Exchange Commission (SEC) under item 310(b) of Regulation S-B, the accompanying consolidated financial statements and related footnotes do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. The accompanying consolidated financial statements should be read in conjunction with the more detailed financial statements, and the related footnotes thereto, filed with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.



NOTE 2 -- RELATED PARTY

           As of March 31, 2001, the Company is owed $151,027 from its majority shareholder, Vitafort International Corporation for overhead expense allocation.

                          HOLLYWOOD PARTNERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 3 -- NOTES PAYABLE

         As of March 31, 2001 a note in the amount of $737 is owed to a vendor of the Company. At December 31, 2000, the amount of $13,818 represents the current portion of insurance costs being financed by a financial institution. The note had monthly payments of $6,347, bore interest at 8.92%, and matured in February 2001.


NOTE 4-- COMMITMENTS

         The Company leases its computer equipment under several capital leases. Fixed assets under capital leases were $46,684, with related accumulated depreciation of $16,670 and $12,776, at March 31, 2001 and December 31, 2000, respectively. Depreciation expense related to such fixed assets is $3,894 and $1,408 as of March 31, 2001 and 2000, respectively.

          The future minimum annual aggregate rental payments required under these leases that have terms in excess of one year are as follows:

                                              Capital
                                              Leases
                                              --------
Years ending December 31,
2001                                          $ 10,391
2002                                            12,479
2003                                             2,828
2004                                              --
2005                                              --
Thereafter                                        --
                                              --------
Total Minimum Lease Payments                  $ 25,698

Less: Amounts Representing Interest             (2,680)
                                              --------

Present Value of Future Minimum Lease         $ 23,018
                                              ========


NOTE 5 -- STOCKHOLDERS' DEFICIT

         In January 2001, the Chairman of the Board was granted an option to purchase 1,350,000 shares of common stock at $0.50 per share, which was the fair market value on the date of grant. Such options vest 550,000 shares on January 4, 2001, 400,000 shares on January 4, 2002 and 400,000 shares on January 4, 2003. In January 2001, the President was granted an option to purchase 950,000 shares of common stock at $0.50 per share, which was the fair market value on the date of grant. Such options vest 450,000 shares on January 4, 2001, 250,000 shares on January 4, 2002 and 250,000 shares on January 4, 2003. In January 2001, the Chief Executive Officer was granted an option to purchase 650,000 shares of common stock at $0.50 per share, which was the fair market value on the date of grant. Such options vest 450,000 shares on January 4, 2001, 100,000 shares on January 4, 2002 and 100,000 shares on January 4, 2003. In January 2001, the Corporate Secretary / Chief Administrative Officer was granted an option to purchase 500,000 shares of common stock at $0.50 per share which was the fair market value on the date of grant. Such options vest 200,000 shares on January 4, 2001, 150,000 shares on January 4, 2002 and 150,000 shares on January 4, 2003.

                          HOLLYWOOD PARTNERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         During the first quarter of 2001, an investor exercised 200,000 warrants at the price of $1.00 per share. Also, the holders of 500,000 options received 341,017 shares of common stock in a cashless exercise of these options. An additional 38,000 shares of common stock valued at $1.37 were issued to vendors for services rendered to the Company.

NOTE 6 - LITIGATION

               The Company is a party to legal proceedings (which generally relate to disputes between the Company and its suppliers or customers regarding payment for products or services sold or supplied) that are typical for a company of its size and scope and financial condition, and these proceedings individually and in the aggregate are believed by management not to be material to the financial condition or results of operations of the Company.

         On April 30, 2001 the Company filed a Complaint in Superior Court of Los Angeles against Giants Entertainment, Inc., a Nevada corporation, NEWCO, Inc., a Nevada corporation, David Dadon, an individual, and Lydia Dadon, an individual, alleging intentional misrepresentation/fraud, unfair business practices, injunctive relief, defamation, interference with prospective economic advantage, interference with existing contractual relations, breach of covenant of good faith and fair dealing. The Company believes the suit has merit and intends to vigorously pursue its case.

         On May 30, 2001 the Company, its officers and directors were served with a Complaint filed in Superior Court of Los Angeles by Giants Entertainment, Inc., a Delaware corporation, alleging damages for common counts for money lent, for open book account, for account stated, interference with prospective business advantage, and preliminary and permanent injunction. The Company believes the Complaint is without merit and intends to vigorously pursue and defend against the alleged claims. Notwithstanding this belief and intent, this litigation is in its early stages and the Company has not yet responded as of the date of this filing. The outcome of any litigation is uncertain and no assurance can be given as to any result or impact upon the Company.

NOTE 7 -- SUBSEQUENT EVENTS

         The Company currently has no operating business and has cut the staff down to the Chairman of the Board, the President and the Secretary/CAO who are maintaining the Corporation while evaluating business opportunities for the Company. The cash position remains extremely tight and management is attempting to raise capital. However, the lack of liquidity of the Company's stock and the lack of an operating business has made that task quite difficult.

         Due to the collapse of many Internet companies and the severe liquidity constraints, the Company has shut down and terminated its BigTimeHollywood.com and PlanetFree.com Websites and its basic Internet model that it incorporated in the fourth quarter of 1999 and the first three quarters of 2000.

               In April 2001, the Company was in contact with the Hall of Fame Players Association and began discussions relating to a separation agreement.

              The Company is continuing to explore its options regarding the transactions with BambooBiz and Pipeline Technologies.

                          HOLLYWOOD PARTNERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         In March 2001, the Company entered into an agreement to purchase Very Mean Men, Inc., a Nevada corporation, from Giants Entertainment and David Dadon. Differences have arisen between the parties regarding the transaction. The Company believes that Giants and Dadon have breached their representations and warranties contained in the agreement. On April 30, 2001 the Company filed a Complaint in Superior Court of Los Angeles against Giants Entertainment, Inc., a Nevada corporation, NEWCO, Inc., a Nevada corporation, David Dadon, an individual, and Lydia Dadon, an individual. On May 30, 2001 the Company was served with a Complaint filed in Superior Court of Los Angeles by Giants Entertainment, Inc., a Delaware corporation. (See discussion under Note 6 concerning currently pending litigation.)

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


Three Months Ended March 31, 2001 and 2000

Results of Operations:

           Because the Company shut down its Internet marketing strategy and is currently searching for an operating business, comparisons of the first quarter of 2000 and 2001 may not be meaningful. In the first quarter of 2000 management was ramping up the business to compete in the highly competitive world of Internet marketing. This past quarter the Company explored numerous business opportunities, while severely cutting back overhead and operations.

         In January 2001 the Company entered into a binding letter of intent to acquire BambooBiz, a direct marketing company. In March 2001 BambooBiz asked for assistance from the directors and officers of the Company to help in raising capital. The Company responded by assisting in re-writing the business plan and by contacting and sending business plan packages to over 75 accredited investors to assist in capital formation. The Company had been assured that the deal had consummated between Hollywood Partners and BambooBiz. In March 2001, the Company received a letter from the president of BambooBiz, suggesting a massive change in the terms of the deal previously agreed to and publicly announced. At this time, the Company is exploring its options.

         The Company was notified in January 2001 that the Hall of Fame Players Association ("HOFPA") does not want any funds that may be raised out of a previous offering memorandum to be released from escrow without the approval of HOFPA. In addition, they have requested other corporate non-public records. The Company disagreed with the requests of the letter. A series of letters followed from HOFPA or their counsel beginning a disagreement of conditions precedent between HOFPA and its president, and Hall of Fame Pro. These letters and subsequent letters caused the HOFP to suspend its capital formation efforts and most of its operations. Kellen Winslow resigned from the board of HOFP in January 2001. Paul Bartelt resigned as president of HOFP in March 2001. Dialog between certain members of the executive committee of HOFPA and management of HOFP occurred over most of the first quarter of 2001. No definitive understandings were reached. The Company received a letter from new counsel of HOFPA in March 2001 notifying HOFP and Hollywood Partners that the HOFPA Executive Committee has no intention of moving forward into a written agreement with the Company. In addition, the letter makes numerous allegations regarding the relationship between the parties. The Company vehemently denies these allegations and is in discussion with counsel.

         In March 2001, the Company entered into an agreement with David Dadon and Giants Entertainment and Very Mean Men, Inc. to acquire 100% of the ownership, worldwide and in perpetuity, of the film entitled, "Very Mean Men." The Company will acquire all of the issued and outstanding securities of Very Mean Men, Inc. in exchange for shares of convertible preferred stock of the Company. Subject to the Company having 45 days from March 19, 2001 to perform due diligence, the agreement calls for Mr. Dadon to be appointed as CEO and chairman of the company. Mr. Dadon agreed to have invested $75,000 into the Company by purchasing 225,000 shares of common stock of the Company at $.30 per share. As of March 2001, Mr. Dadon had funded $22,000 upon which the Company will issue 73,333 common shares to him. In the agreement with Giants Entertainment, the Company has also acquired first right of refusal to an additional ten films. Differences have arisen between the parties regarding the transaction. The Company believes that Giants and Dadon have breached their representations and warranties contained in the agreement. (See Litigation, Subsequent Events and 8-K Filing)

         The results of these transactions have left the Company with no operating business and very little capital. However, management will continue to pursue additional opportunities in an effort to build shareholder value.

Net Revenues

            For the three months ended March 31, 2001, net sales were $0 compared to $26,988 for the same period in 2000, a decrease of $26,988 or 100%. This decrease in revenue was due to the Company's shutting down its marketing and promotions business on the Internet. Revenues for the three months ending March 31, 2000 reflect sweepstakes services performed for various clients.

Gross Profit

          Gross profit decreased from $26,988 for the three months ended March 31, 2000 to $0 for the three months ended March 31, 2001, a decrease of $26,988 or 100%. The decrease of the amount of gross profit is due to the shut down of operations in 2001.


Research and Development

         Total research and development expenses for product development in the three months ended March 31, 2001 were $5,633 compared to $25,921 for the same period in 2000, a decrease of $20,288, or 78%. For the three month 2001 period, these expenses were for consulting. For the three month 2000 period, these expenses were primarily for the development of our Website offerings and technology underlying the Website.

Sales and Marketing

         Total sales and marketing expenses for the three months ended March 31, 2001 were $21,208 compared to $200,582 for the three months ended March 31, 2000, a decrease of $179,374, or 89%. The expenses in 2001 relates to the cost of maintaining the Company's Websites, which were shut down during this period. In the first quarter of 2000, expenses relate to the cost of design and development of the Company's Websites on the Internet and the cost of promoting its new business strategy.

General and Administrative

         For the three months ended March 31, 2001, total general and administrative expenses were $355,011 compared to $422,129 for the same quarter ended March 31, 2000, a decrease of $67,118, or 16%. This decrease is primarily due to a reduction in the cost of consultants.

Liquidity and Capital Resources
Three Months Ended

March 31,

                                                               2001              2000
                                                            ---------          --------
Net Cash Used in for Operations                             $(162,109)         (578,537)
Net Cash Provided by Financing Activities                           0           489,572
Net Cash Provided by (Used in) Investing Activities           162,730           (96,460)
Working Capital/(Deficit)                                    (663,819)          959,163

Subsequent Events

         The Company currently has no operating business and has cut the staff down to the Chairman of the Board, the President and the Secretary/CAO while evaluating business opportunities for the Company. The cash position remains extremely tight and management is attempting to raise capital. However, the lack of liquidity of the Company's stock and the lack of an operating business has made that task quite difficult.

         Due to the collapse of many Internet companies and the severe liquidity constraints, the Company has shut down and terminated its BigTimeHollywood.com and PlanetFree.com Websites and its basic Internet model that it incorporated in the fourth quarter of 1999 and the first three quarters of 2000.

               In April 2001, the Company was in contact with the Hall of Fame Players Association and began discussions relating to a separation agreement.

              The Company is continuing to explore its options regarding the transactions with BambooBiz and Pipeline Technologies.

         In March 2001, the Company entered into an agreement to purchase Very Mean Men, Inc., a Nevada corporation, from Giants Entertainment and David Dadon. Differences have arisen between the parties regarding the transaction. The Company believes that Giants and Dadon have breached their representations and warranties contained in the agreement. The parties were in discussions as to their differences. However, on April 30, 2001 the Company filed a Complaint in Superior Court of

Los Angeles against Giants Entertainment, Inc., a Nevada corporation, NEWCO, Inc., a Nevada corporation, David Dadon, an individual, and Lydia Dadon, an individual. On May 30, 2001 the Company was served with a Complaint filed in Superior Court of Los Angeles by Giants Entertainment, Inc., a Delaware corporation. (See "Litigation.")

                          PART II -- OTHER INFORMATION


                          HOLLYWOOD PARTNERS.COM, INC.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          HOLLYWOOD PARTNERS.COM, INC.
                          ----------------------------
                                    (Company)





                               /s/ John Coppolino
                          ----------------------------
                                 John Coppolino
                                    President


                                 /s/ Fred Rigaud
                          ----------------------------
                                   Fred Rigaud
                         Acting Chief Financial Officer


                               Date: May 31, 2001