Form 10QSB
period 2001-06-30
HOLLYWOOD PARTNERS COM INC
filed 2001-08-22
CIK 859916

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001


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

                                Yes: [X] No: [ ]

The number of shares of the Registrant's Common Stock, par value $.001 per share outstanding on August 20, 2001 is 9,692,670.

                          HOLLYWOOD PARTNERS.COM, INC.

                                    CONTENTS


                         PART 1 -- FINANCIAL INFORMATION

       ------------------------------------------------------------------


ITEM 1.          Consolidated Financial Statements:

        Balance Sheets
        June 30, 2001 (unaudited) and December 31,2000 ...............  3

        Statements of Operations (unaudited)
        Three Month Periods Ended June 30, 2001 and 2000 .............  4
        Six Month Periods Ended June 30, 2001 and 2000 ...............  4

        Statement of Stockholders' Deficiency (unaudited)
        Six Month Period Ended June 30, 2001 .........................  5

        Statements of Cash Flows (unaudited)
        Six Month Periods Ended June 30, 2001 and 2000 ...............  6

        Notes to the Financial Statements ............................  7-10


ITEM 2.

        Management's Discussion and Analysis of Financial Condition
        and Results of Operations ....................................  11-14



                          PART II -- OTHER INFORMATION

Signature ............................................................  15

                          HOLLYWOOD PARTNERS.COM, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                          June 30,        December 31,
                                                                           2001               2000
                                                                       ------------       ------------
                                                                        (Unaudited)
        ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                          $          -       $        524
    Prepaid insurance                                                             -             50,005
    Prepaid expenses and other current assets                                     -              8,150
                                                                       ------------       ------------
        Total current assets                                                      -             58,679

Property and equipment, net of accumulated
depreciation of $19,170 and $12,776                                          27,514             33,908

Due from related parties                                                    102,924            128,927
                                                                       ------------       ------------
               TOTAL ASSETS                                            $    130,438       $    221,514
                                                                       ============       ============


        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

    Bank overdraft                                                     $      7,321       $          -
    Accounts payable and accrued expenses                                   803,768            542,953
    Due to related parties                                                        -                  -
    Notes payable                                                            35,737             13,818
    Capital lease obligations, current portion                               10,391             12,479
                                                                       ------------       ------------
        Total current liabilities                                           857,217            569,250
Capital lease obligations - non current                                      15,307             15,307
                                                                       ------------       ------------
        Total liabilities                                                   872,524            584,557
                                                                       ------------       ------------
Commitments and contingencies                                                     -                  -
STOCKHOLDERS' DEFICIENCY
        Convertible  preferred stock,  Cumulative 7% - $0.001 par
          value; 5,000,000 shares authorized; 600 issued and
               outstanding                                                        1                  1
        Common stock - $0.001 par value; 50,000,000
        shares authorized; 10,903,017 and 10,324,000 issued and
               outstanding                                                   10,903             10,324
        Additional paid-in capital                                        3,610,467          3,358,986
        Accumulated deficit                                              (4,363,457)        (3,732,354)
                                                                       ------------       ------------
               Total stockholders' deficiency                              (742,086)          (363,043)
                                                                       ------------       ------------
               TOTAL LIABILITIES AND STOCKHOLDERS'
                      DEFICIENCY                                       $    130,438       $    221,514
                                                                       ============       ============


         The accompanying notes are an integral part of the consolidated financial statement.

                          HOLLYWOOD PARTNERS.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                        For the Three Months Ended           For the Six Months Ended
                                                 June 30,                          June 30,
                                      -----------------------------       -----------------------------
                                         2001              2000              2001              2000
                                      -----------       -----------       -----------       -----------
NET SALES                             $         -       $    25,000       $         -       $    51,988

COST OF SALES

GROSS PROFIT                                    -            25,000                 -            51,988
                                      -----------       -----------       -----------       -----------

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES
   Research and development                     -             1,500             5,633            27,421
   Selling and marketing
    expenses                                    -           181,138            21,208           381,720
   Other general and
    administrative expenses               243,751           340,989           599,012           763,118
                                      -----------       -----------       -----------       -----------
      Total selling, general and
      administrative expenses             243,751           523,627           625,853         1,172,259
                                      -----------       -----------       -----------       -----------

LOSS FROM OPERATIONS                     (243,751)         (498,627)         (625,853)       (1,120,271)
                                      -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSE)
   Interest income 33                           -                 -                 -            15,129
   Interest expense                             -                 -                 -                 -
   Other income                                 -             7,769            (5,250)                -
                                      -----------       -----------       -----------       -----------
      Total other income
       (expense), net                           -             7,769          (631,103)           15,129
                                      -----------       -----------       -----------       -----------
LOSS BEFORE PROVISION FOR
INCOME TAXES                             (243,751)         (490,858)         (631,103)       (1,105,142)
PROVISION FOR INCOME TAXES                      -                 -                 -                 -
                                      -----------       -----------       -----------       -----------

NET LOSS                              $  (243,751)      $  (490,858)      $  (631,103)      $(1,105,142)
                                      ===========       ===========       ===========       ===========
LOSS PER SHARE
   BASIC AND DILUTED
                                      $      (.02)      $      (.06)      $      (.06)      $      (.13)


         The accompanying notes are an integral part of the consolidated financial statement.

                          HOLLYWOOD PARTNERS.COM, INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                         Six Months Ended June 30, 2001
                                   (Unaudited)


                                      Preferred Stock                 Common Stock          Additional                    Total
                                ---------------------------   --------------------------     Paid-in     Accumulated   Stockholders'
                                  Shares           Amount        Shares         Amount       Capital       Deficit      Deficiency
                                -----------     -----------   -----------    -----------   -----------   -----------    -----------
Balance at December 31, 2000            600               1    10,324,000    $    10,324   $ 3,358,986   $(3,732,354)   $  (363,043)

Issuance of stock for services                            -        38,000              38       52,022              -        52,060

Cashless exercise of options                              -       341,017             341         (341)             -             -

Exercise of warrants                                              200,000             200       199,800             -        200,000

Net loss (unaudited)                                                                                        (631,103)      (631,103)
                                -----------     -----------   -----------    -----------   -----------   -----------    -----------
Balance at June 30, 2001
     (unaudited)                        600               1    10,903,017    $    10,903   $ 3,610,467   $(4,363,457)   $  (742,086)
                                ===========     ===========   ===========    ===========   ===========   ===========    ===========


         The accompanying notes are an integral part of the consolidated financial statement.

                          HOLLYWOOD PARTNERS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          For The Six Months Ended
                                                                                 June 30,
                                                                        ---------------------------
                                                                           2001            2000
                                                                        -----------     -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Reconciliation of net loss to net cash used
    in operating activities:
      Net loss                                                          $  (631,103)    $(1,105,142)
      Depreciation & amortization                                             6,394           4,487
      Stock issued for services                                              52,060         178,348

  Changes in operating assets and liabilities:
    Other receivable                                                              -        (161,145)
    Prepaid expenses and other current assets                                58,155          54,400
    Accounts payable and accrued expenses                                   260,815           7,289
    Payroll taxes payable                                                         -         (23,838)
    Other assets                                                                  -          18,495
                                                                        -----------     -----------
Total cash and cash equivalents used in operating activities               (253,679)     (1,027,558)
                                                                        -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of marketable securities                                     -         514,150)
  Purchase of computer equipment                                                  -         (38,066)
                                                                        -----------     -----------
Total cash (used in) provided by investing activities                             -         476,084
                                                                        -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                              7,321               -
  Loan from related parties                                                  26,003        (101,889)
  Proceeds from issuance of common stock                                    200,000               -
  Repayment of notes payable                                                 (2,088)              -
  Proceeds from notes payable                                                21,919         (46,116)
                                                                        -----------     -----------
Cash and cash equivalents provided by (used in) financing activities        253,155        (148,005)
                                                                        -----------     -----------

Increase (decrease) in cash and cash equivalents                               (524)       (699,479)
                                                                        -----------     -----------
Cash and cash equivalents, beginning of period                                  524       1,086,585
                                                                        -----------     -----------
Cash and cash equivalents, end of period                                $         -     $   387,106
                                                                        ===========     ===========


                                            For The Six Months Ended
                                                    June 30,
                                           --------------------------
                                               2001           2000
                                           -----------    -----------
CASH PAID DURING THE YEAR FOR:
  Interest expense                         $         -    $         -
                                           ===========    ===========
  Income taxes                             $         -    $         -
                                           ===========    ===========



         The accompanying notes are an integral part of the consolidated financial statement.

                          HOLLYWOOD PARTNERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -- GENERAL

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

        The Board of Directors began looking for other opportunities outside the pure Internet model. In January 2001, the Company entered into a letter of agreement to acquire BambooBiz, LLC, a direct marketing company. The Company also entered into a letter agreement with Pipeline Technologies, Inc., a software technology company, in late January 2001. The Company had been assured that the deal had consummated between Hollywood Partners and BambooBiz. In March 2001, the Company received a letter from the president of BambooBiz, suggesting a massive change in the terms of the deal previously agreed to and publicly announced. Also in March 2001, Pipeline Technologies notified the Company that it would finalize closing documents concurrent with BambooBiz executing its closing documents. At this time, the Company is continuing to explore its options.

        The Company and its subsidiary, Hall of Fame Pro, Inc. ("HOFP"), were notified in March 2001 that the Hall of Fame Players Association ("HOFPA") Executive Committee has no intention of moving forward into a written agreement with the Company. In addition, the letter makes numerous allegations regarding the relationship between the parties. The Company vehemently denies these allegations. During the second quarter, a settlement proposal was received from counsel for HOFPA and the Company is currently evaluating the proposal. The Company anticipates negotiations will continue and a settlement will be reached in the near future.

        In the first quarter of 2001, the Company was introduced to Giants Entertainment and David Dadon, the owner of the feature film, "Very Mean Men." Based on the owner's exchange of the multi-million dollar asset for preferred shares and his commitment of short-term equity financing, the Board of Directors felt that acquiring this film was in the best interest of the HP shareholders. However, differences arose between the parties regarding the transaction. During the second quarter, a Settlement Agreement was reached and the transaction has been terminated.

        Throughout the second quarter the Board of Directors continued to evaluate potential merger candidates. In June 2001, the Company announced that it had signed a Letter of Intent ("LOI") to merge with film producer and production executive Peter Hoffman's Seven Arts Pictures, with Mr. Hoffman to become CEO of the Company upon the completion of the merger. Upon the signing of a definitive agreement with Seven Arts, a newly formed subsidiary of HP will continue Seven Arts' business as an independent production company engaged primarily in the development, financing, production and licensing of theatrical motion pictures for exhibition in domestic and international theatrical markets, and for later worldwide release in all media, including home video and pay and free television.

        In June 2001, Eugene Scher resigned as a Director of the Company, and William Broadbent was named as a Director to replace Mr. Scher. Mr. Broadbent is the founding director of a broadband-driven video-matchmaking service for singles located in the New York metropolitan area and has expertise in successfully and profitably applying technology to a market need. Mr. Broadbent is the son of Valerie Broadbent, Corporate Secretary and Chief Administrative Officer of the Company.

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

NOTE 2 -- RELATED PARTY

        As of June 30, 2001, the Company is owed $151,027 from its majority shareholder, Vitafort International Corporation.

        Mel Beychok, father of Mark Beychok, has loaned the Company money to help cover basic overhead expenses.

NOTE 3 -- NOTES PAYABLE

        As of June 30, 2001, a note in the amount of $737 is owed to a vendor of the Company. At December 31, 2000, the amount of $13,818 represents the current portion of insurance costs being financed by a financial institution. The note had monthly payments of $6,347, bore interest at 8.92%, and matured in February 2001.

        In May 2001, the Company issued a Convertible Note to an investor for $35,000, bearing interest at 10%, which is due 180 days after receipt of funds. The Holder of the Note has the option to convert it into shares of common stock of the Company at any time at or after the close of business on the maturity date at 85% of the 20-day average closing bid for the Company's common stock for the 20 days immediately preceding the conversion date, with a floor of $.15 per share.

NOTE 4-- COMMITMENTS

        The Company leases its computer equipment under several capital leases. Fixed assets under capital leases were $46,684, with related accumulated depreciation of $16,670 and $12,776, at June 30, 2001 and December 31, 2000, respectively. Depreciation expense related to such fixed assets is $3,894 and $1,408 as of March 31, 2001 and 2000, respectively.

        The future minimum annual aggregate rental payments required under these leases that have terms in excess of one year are as follows:


                                                 Capital
Years ending December 31,                         Leases
                                                 --------
2001                                             $ 10,391
2002                                               12,479
2003                                                2,828
2004                                                    -
2005                                                    -
Thereafter                                              -
                                                 --------
Total Minimum Lease Payments                     $ 25,698
Less:  Amounts Representing Interest               (2,680)
                                                 --------

Present Value of Future Minimum Lease            $ 23,018
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

        During the second quarter of 2001, a consultant was granted 50,000 shares of common stock valued at $0.20 per share.

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

        In April 2001, the Company filed a Complaint in Superior Court of Los Angeles against Giants Entertainment, Inc. ("Giants"), a Nevada corporation, NEWCO, Inc., a Nevada corporation, David Dadon, an individual, and Lydia Dadon, an individual, alleging intentional misrepresentation/fraud, unfair business practices, injunctive relief, defamation, interference with prospective economic advantage, interference with existing contractual relations, breach of covenant of good faith and fair dealing. In May 2001, the Company, its officers and directors were served with a Complaint filed in Superior Court of Los Angeles by Giants Entertainment, Inc., a Delaware corporation, alleging damages for common counts for money lent, for open book account, for account stated, interference with prospective business advantage, and preliminary and permanent injunction. In June 2001, the parties entered into a settlement agreement whereby Giants has dismissed the suit with prejudice against the officers and directors of the Company, and the Company has entered into a stipulation for judgment for the amount of the settlement to Giants.

NOTE 7 -- SUBSEQUENT EVENTS

        The Company is attempting to raise capital to consummate the pending transaction with Peter Hoffman's Seven Arts Pictures. The Letter of Intent between the Company and Mr. Hoffman expired on August 15, 2001. The Company and Mr. Hoffman are in discussions regarding completing the transaction; however, there can be no assurance this transaction will go forward.

        The Chairman, President and Chief Administrative Officer continue to operate the Company, while deferring 100% of their compensation from the Company. The cash position remains extremely tight and management has deferred expenses whenever possible to maintain the Corporation.

        The Company has been in contact with the Hall of Fame Players Association and is in discussions regarding a settlement agreement.

        The Company is continuing to explore its options regarding the transactions with BambooBiz and Pipeline Technologies.

        In August 2001, the Company vacated its offices in Suite 480 and condensed its corporate headquarters to the smaller Suite 1130 it was previously leasing in the same building.

        In August 2001, the Company issued a Convertible Note to an investor for $50,000, bearing interest at 7%, which is due 180 days after receipt of funds. The Holder of the Note has the option to convert it into shares of common stock of the Company at any time at or after the close of business on the maturity date at 85% of the 30-day average closing bid for the Company's common stock for the 20 days immediately preceding the conversion date, with a floor of $.25 per share. As additional consideration for entering into this Note, Holder is to receive fifty thousand (50,000) shares of the Company's common stock.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                   (Unaudited)

CAUTIONARY STATEMENT FOR PURPOSES OF "SAFE HARBOR PROVISIONS" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. CERTAIN STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB ("FORM 10-QSB") CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR OR OUR INDUSTRY'S ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT THAN ANY EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE STATEMENTS MAY BE CONTAINED IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, PRESS RELEASES, AND WRITTEN OR ORAL PRESENTATIONS MADE BY OUR REPRESENTATIVES TO ANALYSTS, RATING AGENCIES, STOCKHOLDERS, NEWS ORGANIZATIONS AND OTHERS. IN SOME CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "INTENDS," "EXPECTS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," "CONTINUE," OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. SEE ALSO THE INFORMATION SET FORTH IN EXHIBIT 99.1 ON OUR FORM 8-K DATED JANUARY 21, 2000 TITLED "RISK FACTORS," INCORPORATED HEREIN TO THIS QUARTERLY REPORT.


Three Months and Six Months Ended June 30, 2001 and 2000

Results of Operations:

        Because the Company shut down its Internet marketing strategy and is currently searching for an operating business, comparisons of the second quarter of 2000 and 2001 may not be meaningful. In the first and second quarter of 2000 management was ramping up the business to compete in the highly competitive world of Internet marketing. These past two quarters in 2001 the Company explored numerous business opportunities, while severely cutting back overhead and operations.

        In June 2001, the Company announced the signing of a Letter of Intent ("LOI") to acquire certain assets of Seven Arts Pictures Limited ("Seven Arts"). Upon completion of a definitive agreement with Seven Arts, a newly formed subsidiary of HP will continue Seven Arts' business as an independent production company engaged primarily in the development, financing, production and licensing of theatrical motion pictures for exhibition in domestic and international theatrical markets, and for later worldwide release in all media, including home video and pay and free television.

        In accordance with the terms of the LOI, the Company intends to acquire:
(a) The Seven Arts trade name to the extent controlled by Seven Arts; (b) Seven Arts' library of 20 projects currently in development; (c) The benefit of Seven Arts' "First Look" & "Overhead" contract with Paramount Pictures, subject to use of the proceeds thereof for Seven Arts' overhead in accordance with normal practices; (d) Subject to completion, all rights of Seven Arts in and to a pending transaction regarding a sixteen picture "Put Deal" with Twentieth Century Fox; and (e) First option from Seven Arts to acquire their respective equity interest of Seven Arts in that certain completed film library. (See "Subsequent Events.")

Net Revenues

        For the three months ended June 30, 2001, net sales were $0 compared to $25,000 for the same period in 2000, a decrease of $25,000 or approximately 100%. This decrease in revenue was due to the Company's shutting down its marketing and promotions business on the Internet. Revenues for the three months ending June 30, 2000 reflect sweepstakes services performed for various clients.

        For the six months ended June 30, 2001, net sales were $0 compared to $51,988 for the same period in 2000, a decrease of $51,988 or approximately 100%. This decrease in revenue was due to the Company's shutting down its marketing and promotions business on the Internet. Revenues for the six months ending June 30, 2000 reflect sweepstakes services performed for various clients.

Gross Profit

        Gross profit decreased from $25,000 for the three months ended June 30, 2000 to $0 for the three months ended June 30, 2001, a decrease of $25,000 or 100%. Gross profit was 0% of net revenues for the quarter ended June 30, 2001, compared to 100% for the same period of 2000. The decrease of the amount of gross profit is due to the change in Company strategy, and reflects the decrease in net revenues from this change.

        Gross profit decreased from $51,988 for the six months ended June 30, 2000 to $0 for the six months ended June 30, 2001, a decrease of $51,988 or 100%. Gross profit was 0% of net revenues for the six months ended June 30, 2001, compared to 100% for the same period of 2000. The decrease of the amount of gross profit is due to the change in Company strategy, and reflects the decrease in net revenues from this change.

Research and Development

        Total research and development expenses for product development in the three months ended June 30, 2000 were $0 compared to $1,500 for the same period in 2000, a decrease of $1,500, or 100%. For the three month 2000 period, these expenses were for the development of our Website offerings and technology underlying the Website. For the three month 2001 period, there were no research and development expenses due to the change in Company strategy.

        Total research and development expenses for product development in the six months ended June 30, 2001 were $0 compared to $27,421 for the same period in 2000, a decrease of $27,421, or 100%. For the six month 2000 period, these expenses were primarily for the development of our Website offerings and technology underlying the Website. For the six month 2001 period, there were no research and development expenses due to the change in Company strategy.

Sales and Marketing

        Total sales and marketing expenses for the three months ended June 30, 2001, were $0 compared to $181,138 for the three months ended June 30, 2000, a decrease of $181,138, or 100%. This decrease is primarily due to the cost of design and development of the Company's new Websites on the Internet and the cost of promoting its new business strategy during the three months ended June 30, 2000, whereas there were no sales and marketing expenses for the three months ended June 30, 2001 due to the change in Company strategy.

        Total sales and marketing expenses for the six months ended June 30, 2001, were $0 compared to $381,720 for the six months ended June 30, 2000, a decrease of $381,720, or 100%. This decrease is primarily due to the cost of design and development of the Company's new Websites on the Internet and the cost of promoting its new business strategy during the six months ended June 30, 2000, whereas there were no sales and marketing expenses for the three months ended June 30, 2001 due to the change in Company strategy.

General and Administrative

        For the three months ended June 30, 2001, total general and administrative expenses were $243,751 compared to $340,989 for the same quarter ended June 30, 2000, a decrease of $97,238, or 35%. This decrease is due to the decrease of staffing and administrative expenses to execute the Company's business strategy.

        For the six months ended June 30, 2001, total general and administrative expenses were $599,012 compared to $763,118 for the six months ended June 30, 2000, a decrease of $164,016, or 21%. This increase is due to the increase of staffing and other administrative expenses to execute the Company's business strategy to marketing and promotions on the Internet.


Liquidity and Capital Resources


                                                       Six Months Ended
                                                           June 30,
                                                 ---------------------------
                                                     2001            2000
                                                 -----------     -----------
Net Cash Used in Operations                      $  (253,679)    $(1,027,558)
Net Cash Used in Financing Activities                253,155        (148,005)
Net Cash Used in Investing Activities                      -         476,084
Working Capital  (Deficit)                          (857,217)        442,874


        The Company received initial seed capital of $2 million for its internet business model introduced during 1999. The internet business has been shut down and the Company continues to suffer recurring losses. The Company is attempting to raise additional capital to meet future working capital requirements, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations

Subsequent Events

        In August 2001, the Company vacated its offices in Suite 480 and condensed its corporate headquarters to the smaller Suite 1130 it was previously leasing in the same building.

        The Company is attempting to raise capital to consummate the pending transaction with Peter Hoffman's Seven Arts Pictures. The Letter of Intent between the Company and Mr. Hoffman expired on August 15, 2001. The Company and Mr. Hoffman are in discussions regarding completing the transaction; however, there can be no assurance this transaction will go forward.

        The Chairman, President and Chief Administrative Officer continue to operate the Company, while deferring 100% of their compensation from the Company. The cash position remains extremely tight and management has deferred expenses whenever possible to maintain the Corporation.

        The Company has been in contact with the Hall of Fame Players Association and is in discussions regarding a settlement agreement.

        The Company is continuing to explore its options regarding the transactions with BambooBiz and Pipeline Technologies.

        In August 2001, the Company vacated its offices in Suite 480 and condensed its corporate headquarters to the smaller Suite 1130 it was previously leasing in the same building.

        In August 2001, the Company issued a Convertible Note to an investor for $50,000, bearing interest at 7%, which is due 180 days after receipt of funds. The Holder of the Note has the option to convert it into shares of common stock of the Company at any time at or after the close of business on the maturity date at 85% of the 30-day average closing bid for the Company's common stock for the 20 days immediately preceding the conversion date, with a floor of $.25 per share. As additional consideration for entering into this Note, Holder is to receive fifty thousand (50,000) shares of the Company's common stock.

                          PART II -- OTHER INFORMATION


                          HOLLYWOOD PARTNERS.COM, INC.

                                    SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          HOLLYWOOD PARTNERS.COM, INC.
                                    (Company)





                               /s/ John Coppolino
                        -------------------------------
                                 John Coppolino
                                    President


                            /s/ Valerie A. Broadbent
                        -------------------------------
                              Valerie A. Broadbent
                         Acting Chief Financial Officer





                              Date: August 21, 2001