Form 10QSB
period 2001-09-30
HOLLYWOOD PARTNERS COM INC
filed 2001-10-29
CIK 859916

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2001


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

                  Yes:    X                    No:
                      ----------                  -----------

The number of shares of the Registrant's Common Stock, par value $.001 per share outstanding on October 26, 2001 is 9,692,670.

                          HOLLYWOOD PARTNERS.COM, INC.

                                    CONTENTS


                         PART 1 - FINANCIAL INFORMATION

       ------------------------------------------------------------------


ITEM 1.          Consolidated Financial Statements:

         Balance Sheets
         September 30, 2001 (unaudited) and December 31,2000                            3

         Statements of Operations (unaudited)
         Three Month Periods Ended September 30, 2001 and 2000                          4
         Nine Month Periods Ended September 30, 2001 and 2000                           4

         Statement of Stockholders' Deficiency (unaudited)
         Nine Month Period Ended September 30, 2001                                     5

         Statements of Cash Flows (unaudited)
         Nine Month Periods Ended September 30, 2001 and 2000                           6

         Notes to the Financial Statements                                              7-10


ITEM 2.

            Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                   11-13



                           PART II - OTHER INFORMATION

       ------------------------------------------------------------------


Signature........................................................................       14

                          HOLLYWOOD PARTNERS.COM, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                September 30,      December 31,
                                                                                    2001                2000
                                                                                 -----------       -----------
                                                                                 (Unaudited)
         ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                   $      --         $       524
     Prepaid insurance                                                                  --              50,005
     Prepaid expenses and other current assets                                          --               8,150
                                                                                 -----------       -----------
         Total current assets                                                           --              58,679

Property and equipment, net of accumulated
depreciation of $22,367 and $12,776                                                   24,317            33,908

Due from related parties                                                              99,424           128,927
                                                                                 -----------       -----------
                  TOTAL ASSETS                                                   $   123,741       $   221,514
                                                                                 ===========       ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
     Bank overdraft                                                              $     3,522       $      --
     Accounts payable and accrued expenses                                         1,057,584           542,953
     Notes payable                                                                    85,737            13,818
     Capital lease obligations, current portion                                        8,303            12,479
                                                                                 -----------       -----------
         Total current liabilities                                                 1,155,146           569,250
Capital lease obligations - non current                                               15,307            15,307
                                                                                 -----------       -----------
         Total liabilities                                                         1,170,453           584,557
                                                                                 -----------       -----------
Commitments and contingencies                                                           --                --
STOCKHOLDERS' DEFICIENCY
         Convertible preferred stock,  Cumulative 7% - $0.001 par value;
         5,000,000 shares authorized; 600 issued and outstanding                           1                 1
         Common stock - $0.001 par value; 50,000,000
         shares authorized; 10,953,017and 10,324,000 issued and outstanding           10,953            10,324
         Additional paid-in capital                                                3,614,917         3,358,986
         Accumulated deficit                                                      (4,672,583)       (3,732,354)
                                                                                 -----------       -----------
                  Total stockholders' deficiency                                  (1,046,712)         (363,043)
                                                                                 -----------       -----------
                  TOTAL LIABILITIES AND STOCKHOLDERS'
                           DEFICIENCY                                            $   123,741       $   221,514
                                                                                 ===========       ===========


         The accompanying notes are an integral part of the consolidated financial statement.

                          HOLLYWOOD PARTNERS.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 For the Three Months Ended       For the Nine Months Ended
                                                        September 30,                    September 30,
                                                 ---------------------------     ---------------------------
                                                    2001            2000             2001            2000
                                                 -----------     -----------     -----------     -----------
NET SALES                                        $      --       $    10,516     $      --       $    62,504

COST OF SALES                                           --              --              --              --

GROSS PROFIT                                            --            10,516            --            62,504
                                                 -----------     -----------     -----------     -----------
SELLING, GENERAL AND
    ADMINSTRATIVE EXPENSES
    Research and development                            --              --             5,633          27,422
    Selling and marketing expenses                      --           223,107          21,208         604,827
    Other general and administrative expenses        309,126         887,123         908,138       1,650,240
                                                 -----------     -----------     -----------     -----------

       Total selling, general and
       administrative expenses                       309,126       1,110,230         934,979       2,282,489
                                                 -----------     -----------     -----------     -----------



LOSS FROM OPERATIONS                                (309,126)     (1,099,714)       (934,979)     (2,219,985)
                                                 -----------     -----------     -----------     -----------

OTHER INCOME (EXPENSE)
    Interest income 33                                  --              --              --            17,103
    Interest expense                                    --              --              --
    Other income                                        --             1,974          (5,250)           --
                                                 -----------     -----------     -----------     -----------
       Total  other  income  (expense), net             --             1,974        (940,229)         17,103
                                                 -----------     -----------     -----------     -----------



LOSS BEFORE PROVISION FOR INCOME TAXES              (309,126)     (1,097,740)       (940,229)     (2,202,882)
PROVISION FOR INCOME TAXES                              --              --              --
                                                 -----------     -----------     -----------     -----------

NET LOSS                                         $  (309,126)    $(1,097,740)    $  (940,229)    $(2,202,882)
                                                 ===========     ===========     ===========     ===========
LOSS PER SHARE
    BASIC AND DILUTED                            $      (.03)    $      (.13)    $      (.09)    $      (.26)


               The accompanying notes are an integral part of the
                       consolidated financial statement.

                          HOLLYWOOD PARTNERS.COM, INC.
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                      Nine Months Ended September 30, 2001
                                   (Unaudited)




                                    Preferred Stock               Common Stock       Additional                    Total
                                    ---------------           -------------------      Paid-in    Accumulated   Stockholders'
                                  Shares        Amount       Shares        Amount      Capital      Deficit      Deficiency
                               -----------   -----------  -----------   -----------  -----------  -----------   -----------
Balance at December 31, 2000           600   $         1   10,324,000   $    10,324  $ 3,358,986  $(3,732,354)  $  (363,043)

Issuance of stock for                                 --       38,000            38       52,022           --        52,060
services

Cashless exercise of options                                  341,017           341         (341)          --            --

Exercise of warrants                                          200,000           200      199,800           --        200,000

Issuance of Stock for                                          50,000            50        4,450           --          4,500
  Convertible Debt
Net loss (unaudited)                                                                                 (940,229)      (940,229)
                               -----------   -----------  -----------   -----------  -----------  -----------   -----------
Balance at September 30, 2001
   (unaudited)                         600   $         1   10,953,017   $    10,953  $ 3,614,917  $(4,672,583)  $(1,046,712)
                               ===========   ===========  ===========   ===========  ===========  ===========   ===========

               The accompanying notes are an integral part of the
                       consolidated financial statement.

                          HOLLYWOOD PARTNERS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  For the Nine Months Ended
                                                                                                         September 30,
                                                                                                  -------------------------
                                                                                                      2001          2000
                                                                                                  -----------   -----------
CASH FLOW FROM OPERATING ACTIVITIES
  Reconciliation of net loss to net cash used
    in operating activities:
      Net loss                                                                                    $  (940,229)  $(2,202,882)
      Depreciation & amortization                                                                       9,591         8,380
      Stock issued for services                                                                        52,060       643,848
      Issuance of stock for convertible debt                                                            4,500          --
  Changes in operating assets and liabilities:
    Other receivable                                                                                     --          (3,650)
    Prepaid expenses and other current assets                                                          58,155        95,753
    Accounts payable and accrued expenses                                                             514,631       (52,032)
    Other assets                                                                                         --          18,495
                                                                                                  -----------   -----------
Total cash and cash equivalents used in operating activities                                         (301,292)   (1,492,088)
                                                                                                  -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES                                                                     --         514,150
  Proceeds from sale of marketable securities
  Purchase of computer equipment                                                                         --         (39,066)
                                                                                                  -----------   -----------
Total cash (used in) provided by investing activities                                                    --         475,084
                                                                                                  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                                                       3,522          --
   Loan from related parties                                                                           29,503         1,434
   Proceeds from issuance of common stock                                                             200,000          --
   Repayment of notes payable                                                                          (4,176)      (34,224)
   Proceeds from notes payable                                                                         71,919          --
                                                                                                  -----------   -----------
Cash and cash equivalents provided by (used in) financing activities                                  300,768       (32,790)
                                                                                                  -----------   -----------
Increase (decrease) in cash and cash equivalents                                                         (524)   (1,049,794)
                                                                                                  -----------   -----------
Cash and cash equivalents, beginning of period                                                            524     1,086,585
                                                                                                  -----------   -----------
Cash and cash equivalents, end of period                                                          $      --     $    36,791
                                                                                                  ===========   ===========

                                    For the Nine Months Ended
                                           September 30,
                                -----------------------------------
                                     2001               2000
                                ---------------  ------------------
CASH PAID DURING THE YEAR FOR:
   Interest expense             $          --    $             --
                                ===============  ==================
   Income taxes                 $          --    $             --
                                ===============  ==================


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

     Throughout the third quarter the Board of Directors continued to evaluate potential merger candidates. In June 2001, the Company announced that it had signed a Letter of Intent ("LOI") to merge with film producer and production executive Peter Hoffman's Seven Arts Pictures, with Mr. Hoffman to become CEO of the Company upon the completion of the merger. Pursuant to its own terms, the LOI expired on August 15, 2001. Although Mr. Hoffman remained in discussions subsequent to the termination date, the Board of Directors found Mr. Hoffman's terms to be fundamentally and materially different than originally contemplated and discussed. In September 2001, all discussions between the parties regarding the LOI ceased and the transaction contemplated by the LOI no longer is being pursued.

     In September 2001, John Coppolino resigned as President and as a Director of the Company. Valerie Broadbent was named as interim President and as a Director to replace Mr. Coppolino. Ms. Broadbent is also Corporate Secretary, Chief Administrative Officer and Acting Chief Financial Officer of the Company. In September 2001, Mr. Beychok resigned as a Director of the Company; however, Mr. Beychok remains as a consultant to the Company.

     In August 2001, the Company vacated its offices in Suite 480, condensed its offices into Suite 1130, and is preparing to move by the end of October.

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

NOTE 2 - RELATED PARTY

     As of September 30, 2001, the Company is owed $151,027 from its majority shareholder, Vitafort International Corporation.

     Mel Beychok, father of Mark Beychok, has loaned the Company money to help cover basic overhead expenses.

NOTE 3 - NOTES PAYABLE

     As of September 30, 2001, a note in the amount of $737 is owed to a vendor of the Company. At December 31, 2000, the amount of $13,818 represents the current portion of insurance costs being financed by a financial institution. The note had monthly payments of $6,347, bore interest at 8.92%, and matured in February 2001.

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

     In August 2001, the issued a Convertible Note to an investor for $50,000, bearing interest at 7%, which is due 180 days after receipt of funds. The Holder of the Note has the option to convert it into shares of common stock of the Company at any time at or after the close of business on the maturity date at 85% of the 30-day average closing bid for the Company's common stock for the 20 days immediately preceding the conversion date, with a floor of $.25 per share. As additional consideration for entering into this Note, Holder is to receive fifty thousand (50,000) shares of the Company's common stock.


NOTE 4- COMMITMENTS

     The Company leases its computer equipment under several capital leases. Fixed assets under capital leases were $46,684, with related accumulated depreciation of $22,367 and $12,776, at September 30, 2001 and December 31, 2000, respectively. Depreciation expense related to such fixed assets is $3,894 and $8,380 as of September 30, 2001 and 2000, respectively.

     The future minimum annual aggregate rental payments required under these leases that have terms in excess of one year are as follows:



                                                                                     Capital
Years ending December 31,                                                             Leases
                                                                                      ------
2001                                                                              $   10,391
2002                                                                                  12,479
2003                                                                                   2,828
2004                                                                                      --
2005                                                                                      --
Thereafter                                                                                --
                                                                                   ---------
Total Minimum Lease Payments                                                       $  25,698
Less:  Amounts Representing Interest                                                (  2,680)
                                                                                   ---------

Present Value of Future Minimum Lease                                              $  23,018
                                                                                   =========

NOTE 5 - STOCKHOLDERS' DEFICIT

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

     During the three month period ended September 30, 2001, the Company did not issue any warrants or options.

     During the third quarter, a debtor received 50,000 shares of common stock valued at $.09 per share.

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


NOTE 7 - SUBSEQUENT EVENTS

     The Chairman and President/Corporate Secretary/Chief Administrative Officer continue to operate the Company, while deferring 100% of their compensation from the Company. The cash position remains extremely tight and management has deferred expenses whenever possible to maintain the Corporation.

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


THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

RESULTS OF OPERATIONS:

     Because the Company shut down its Internet marketing strategy and is currently searching for an operating business, comparisons of the third quarter of 2000 and 2001 may not be meaningful. In the first and second quarters of 2000, management was ramping up the business to compete in the highly competitive world of Internet marketing. These past three quarters in 2001 the Company explored numerous business opportunities, while severely cutting back overhead and operations.

     Throughout the third quarter the Board of Directors continued to evaluate potential merger candidates. In June 2001, the Company announced that it had signed a Letter of Intent ("LOI") to merge with film producer and production executive Peter Hoffman's Seven Arts Pictures, with Mr. Hoffman to become CEO of the Company upon the completion of the merger. Pursuant to its own terms, the LOI expired on August 15, 2001. Although Mr. Hoffman remained in discussions subsequent to the termination date, the Board of Directors found Mr. Hoffman's terms to be fundamentally and materially different than originally contemplated and discussed. In September 2001, all discussions between the parties regarding the LOI ceased and the transaction contemplated by the LOI no longer is being pursued.

NET REVENUES

     For the three months ended September 30, 2001, net sales were $0 compared to $10,516 for the same period in 2000, a decrease of $10,516 or approximately 100%. This decrease in revenue was due to the Company's shutting down its marketing and promotions business on the Internet. Revenues for the three months ending June 30, 2000 reflect sweepstakes services performed for various clients.

     For the nine months ended September 30, 2001, net sales were $0 compared to $62,504 for the same period in 2000, a decrease of $62,504 or approximately 100%. This decrease in revenue was due to the Company's shutting down its marketing and promotions business on the Internet. Revenues for the six months ending June 30, 2000 reflect sweepstakes services performed for various clients.

GROSS PROFIT

     Gross profit decreased from $10,516 for the three months ended September 30, 2000 to $0 for the three months ended September 30, 2001, a decrease of $10,516 or 100%. Gross profit was 0% of net revenues for the quarter ended September 30, 2001, compared to 100% for the same period of 2000. The decrease of the amount of gross profit is due to the change in Company strategy, and reflects the decrease in net revenues from this change.

     Gross profit decreased from $62,504 for the nine months ended September 30, 2000 to $0 for the six months ended September 30, 2001, a decrease of $62,504 or 100%. Gross profit was 0% of net revenues for the nine months ended June 30, 2001, compared to 100% for the same period of 2000. The decrease of the amount of gross profit is due to the change in Company strategy, and reflects the decrease in net revenues from this change.

RESEARCH AND DEVELOPMENT

     For the three-month 2001 and 2000 periods ended September 30, there were no research and development expenses due to the change in Company strategy.

     Total research and development expenses for product development in the nine months ended September 30, 2001 was $5,630 compared to $27,422 for the same period in 2000, a decrease of $21,792, or 79.4%. For the nine month 2000 period, these expenses were primarily for the development of our Website offerings and technology underlying the Website. For the nine month 2001 period, there were no research and development expenses due to the change in Company strategy.

SALES AND MARKETING

     Total sales and marketing expenses for the three months ended September 30, 2001, were $0 compared to $223,107 for the three months ended September 30, 2000, a decrease of $223,107, or 100%. This decrease is primarily due to the cost of design and development of the Company's new Websites on the Internet and the cost of promoting its new business strategy during the three months ended September 30, 2000, whereas there were no sales and marketing expenses for the three months ended September 30, 2001 due to the change in Company strategy.

     Total sales and marketing expenses for the nine months ended September 30, 2001, was $21,208 compared to $604,827 for the nine months ended September 30, 2000, a decrease of $583,619, or 96.5%. This decrease is primarily due to the cost of design and development of the Company's new Websites on the Internet and the cost of promoting its new business strategy during the nine months ended September 30, 2000, whereas there were no sales and marketing expenses for the nine months ended September 30, 2001 due to the change in Company strategy.

GENERAL AND ADMINISTRATIVE

     For the three months ended September 30, 2001, total general and administrative expenses were $309,126 compared to $887,123 for the same quarter ended September 30, 2000, a decrease of $577,997, or 65.1%. This decrease is due to the decrease of staffing and administrative expenses to execute the Company's business strategy.

     For the nine months ended September 30, 2001, total general and administrative expenses were $908,138 compared to $1,650,240 for the nine months ended September 30, 2000, a decrease of $742,102, or 44.9%. This increase is due to the increase of staffing and other administrative expenses to execute the Company's business strategy to marketing and promotions on the Internet.

LIQUIDITY AND CAPITAL RESOURCES

                                           Nine Months Ended
                                              September 30,
                                          2001           2000
                                       -----------   -----------
Net Cash Used in Operations            $  (301,292)  $(1,492,088)
Net Cash Used in Financing Activities      300,768       (32,790)
Net Cash Used in Investing Activities         --         475,084
Working Capital  (Deficit)              (1,156,146)      (59,805)


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

SUBSEQUENT EVENTS

     The President/Corporate Secretary/Chief Administrative Officer continues to operate the Company, while deferring 100% of her compensation from the Company. The cash position remains extremely tight and management has deferred expenses whenever possible to maintain the Corporation.

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




                          HOLLYWOOD PARTNERS.COM, INC.
            ---------------------------------------------------------
                                    (Company)






                            /s/ Valerie A. Broadbent
            ---------------------------------------------------------
                              Valerie A. Broadbent
                                  President and
                         Acting Chief Financial Officer









                             Date: October 26, 2001