Form 10KSB
period 2001-12-31
HOLLYWOOD PARTNERS COM INC
filed 2002-04-23
CIK 859916

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2001

                                       OR

  [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

        1925 CENTURY PARK EAST, 5TH FLOOR, LOS ANGELES, CALIFORNIA 90067
        ----------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

State issuer's revenues for its most recent fiscal year:  $0.00.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on April 18, 2002 was $0.00.

The number of shares outstanding of the issuer's common stock as of April 18, 2002 was 49,276,003.

Transitional Small Business Disclosure Format (check one):    Yes [ ]   No [X]
================================================================================

                                     PART I

ITEM 1. BUSINESS

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

OVERVIEW

THE COMPANY

Hollywood Partners.com, Inc. (the "Company" or "HP") is a holding company which was incorporated in Delaware in 1989 under the name Guideline Capital Corporation. After its incorporation, the Company engaged in the business of locating an acquisition. An acquisition was effected when, effective September 13, 1999, pursuant to a Share Exchange and Reorganization Agreement, the Company acquired all of the issued and outstanding shares of Hollywood Partners, Inc., a California corporation, which was a wholly owned subsidiary of Vitafort International Corporation (OTCBB: VRFT) ("VIC"). The Company is presently engaged in the business of developing entertainment properties through its subsidiary, Avenue of the Stars Entertainment, Inc., a Nevada corporation ("AOSE"). While AOSE has retained several consultants with substantial experience in the entertainment industry and is seeking properties to develop, it has not yet identified the first intellectual property to acquire. At the same time HP is seeking other, larger, company acquisition candidates which might realize the benefit of becoming a public company trading on the Over the Counter Bulletin Board ("OTCBB"). The Company is presently in discussions with potential targets; however, it has not yet identified any such acquisition target.

Until the first quarter of 2001, the Company was a marketing and promotions company using entertainment-themed Websites which presented both proprietary and sourced content, while seeking to build building relationships with Website visitors to collect their demographic and lifestyle information. The Company's business model was to obtain revenues from many sources including sweepstakes sponsorships, Website sponsorships and allowing access to registered users who gave permission for us to send them offers from marketing partners. This business model was abandoned and the various web-related businesses were discontinued in the first quarter of 2001.

Previous to its acquisition by the Company, Hollywood Partners, Inc. was engaged primarily in the business of designing, manufacturing and distributing food products based upon brands licensed to its parent, Vitafort, from third parties, such as Jurassic Park: The Lost World(TM) and The Wizard of Oz(TM).

In late September 1999, the Company initiated an internet based strategy when it launched its initial Website at www.hollywoodpartners.com. This Website was used to post and manage a number of sweepstakes contests for the benefit of various customers and partners, coming from industries such as food manufacturing, entertainment, publishing, sporting goods and concert promotion. In the second quarter of 2000, the Company expanded its Internet offerings with two new Websites under a Hollywood Partners.com brand umbrella: PlanetFree.com - a sweepstakes Website designed to host sweepstakes and promotions for retailers and manufacturers who we believed were seeking a higher level of branding and capability to educate than generally offered on other sweepstakes Websites; and BigTimeHollywood.com - an e-magazine offering original content plus news, games and reference information about the entertainment industry, primarily focused toward movies and television. The features and other information we provided on this Website were aimed to both entertain and inform the visitor about the entertainment industry, how it works and why.

Part of management's strategy was to use the Hollywood Partners.com brand as an "umbrella" to build, partner or acquire additional complementary Websites that offered unique content for our visitors. However, upon the launch of the Company's Websites, both the public valuations of Internet companies and the business opportunities of Internet models began to collapse. This tightened the financial markets for the majority of Internet companies and inhibited the Company's ability to raise capital. The Company faced severe cash and liquidity problems resulting in the need to cut staff and overhead tremendously. Due to the collapse of many Internet companies and the severe liquidity constraints, the Company shut down its BigTimeHollywood.com and PlanetFree.com Websites in 2000 and abandoned its Internet business model.

The Board of Directors began pursuing alternative business strategies.

In the fourth quarter of 2000 and the first quarter of 2001, the Company sought to acquire two companies as part of a strategy that would create immediate revenue for the Company; one was a direct marketing company headquartered in Chicago, Illinois, and the other a software technology company located in Bismarck, North Dakota. In January 2001, the Company entered into a binding letter agreement to acquire BambooBiz, LLC, the direct marketing company. The Company also entered into a letter agreement with Pipeline Technologies, Inc., the software technology company, in late January 2001. In March 2001, the Company was informed that BambooBiz would not proceed with the agreed upon acquisition structure and this plan was abandoned. Also in March 2001, Pipeline notified the Company that it would finalize closing documents concurrent with BambooBiz executing its closing documents. At this time, the Company is continuing to explore its options.

Throughout 2001, the Board of Directors of Hollywood Partners continued to explore various acquisition and strategic opportunities for the Company. The Company's subsidiary, Hall of Fame Pro, Inc., attempted to raise funding for the sports marketing subsidiary that was formed in the third quarter of 2000 to seek to market the likeness of former football stars in conjunction with the Hall of Fame Players Association and to sponsor events which would result in revenues for the Company and benefits for retired football players. Challenging financial markets made this process very difficult to realize and it has been abandoned.

In the first quarter of 2001, the Company was introduced to Giants Entertainment, the owner of a feature film, "Very Mean Men." In March 2001, the Company announced the acquisition of the film. Based on the owner's exchange of all of the rights to the film Very Mean Men," a Baio/White production of a Tony

Vitale film, starring Matthew Modine, Ben Gazzara, Charles Durning, Burt Young and Scott Baio, with Louise Fletcher and Martin Landau, for preferred shares and his commitment of short-term equity financing, the Board of Directors felt that acquiring this film was in the best interest of the HP shareholders. Management felt this acquisition would allow it to explore additional entertainment opportunities. However, irreconcilable differences arose between the parties regarding the transaction. During the second quarter, a Settlement Agreement was reached and the transaction was terminated.

In June 2001, the Company signed a Letter of Intent ("LOI") to merge with film producer and production executive Peter Hoffman's Seven Arts Pictures, with Mr. Hoffman to become CEO of the Company upon the completion of the merger. Pursuant to its terms, the LOI expired on August 15, 2001. Although Mr. Hoffman and the Company continued discussions subsequent to the LOI's termination date, the Board of Directors determined that Mr. Hoffman's terms were fundamentally and materially different than originally contemplated and discussed and the merger, as available to the Company, was not in the Company's shareholder's best interests. In September 2001, all discussions between the parties regarding the LOI ceased and the transaction contemplated by the LOI no longer is being pursued.

In October 2001, the Company formed AOSE to further its efforts in the entertainment business. In November 2001, AOSE amended and restated its Articles of Incorporation to increase the number of authorized shares and to authorize the issuance of a Series A Preferred Stock. Through the issuance of the Series A Preferred Stock that is convertible into common shares of HP, the Company was able to raise capital to fund its future operations. The Company's shares in AOSE are pledged to the Preferred shareholders in AOSE and are held in escrow until such time as the shareholders convert their shares into common shares of the Company. Also as part of the operating plan of this new subsidiary, in December 2001, the Company hired a new chief executive officer, Nikolas Konstant. The Company is a development, production, film financing company and has been exploring the acquisition of intellectual properties for the purpose of developing and structuring for future productions. The Company is also seeking strategic investments for financing existing production projects, as well as projects that are looking for bridge financing or additional production capital. In addition to the day-to-day operations of the existing entertainment company, the chief executive officer has been empowered to seek a company acquisition or merger to further enhance the overall entertainment business vision.

EMPLOYEES

As of December 31, 2001, the Company had 2 full-time employees, 1 full-time consultant and 1 part-time employee.

SUBSEQUENT EVENTS

On January 2, 2002, the Company entered into a Consulting Agreement with a term ending January 1, 2003, which provides for 1,000,000 shares of the Company's common stock at $.015 per share.

On January 15, 2002, the Company entered into a Consulting Agreement with a term ending January 14, 2003, which provides for 400,000 shares of the Company's common stock at $.01 per share.

On February 5, 2002, the Company entered into a Consulting Agreement with a term ending January 31, 2003, which provides for 10,200,000 shares of the Company's common stock at $.01 per share.

On February 5, 2002, the Company entered into a Consulting Agreement with a term ending January 31, 2003, which provides for 2,400,000 shares of the Company's common stock at $.01 per share.

Throughout the first quarter of 2002, the Company has been reviewing numerous entertainment projects and is in discussions relating to several strategic alliances and strategic mergers and/or acquisitions of companies.

During January 2002, the Company raised $25,000 of additional capital through the issuance of 25 shares of Series A Preferred Stock in AOSE that is convertible into common shares of the Company at a liquidation preference of $1,000 per share, plus any outstanding but unpaid dividends.


ITEM 2. FACILITIES

The Company moved from its headquarter offices at 1800 Avenue of the Stars, Los Angeles, California in December 2001 and is currently leasing an executive office suite at 1925 Century Park East, 5th Floor, Los Angeles, California. AOSE leases 3,471 square feet of space in a prime commercial office building for $11,107 per month


ITEM 3. LEGAL PROCEEDINGS

The Company is a party to legal proceedings (which generally relate to disputes between the Company and its suppliers or customers regarding payment for products sold or supplied) that are typical for a company of its size and scope and financial condition, and none of these proceedings are believed to be material to its financial condition or results of operations.

The landlord at the Company's former headquarter offices at 1800 Avenue of the Stars, Los Angeles, California, Duesenberg Investment Company, has a money judgment for approximately $27,000 for outstanding amounts still owed for the lease on the premises. The total amount owing as of December 31, 2001, is approximately $42,000.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the fourth quarter of 2001.

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

           ---------------------- ------------ ------------
                                      High         Low
           ---------------------- ------------ ------------
           1st Quarter 2000          $ 7.25       $ 5.00
           ---------------------- ------------ ------------
           2nd Quarter 2000          $ 6.56       $ 5.50
           ---------------------- ------------ ------------
           3rd Quarter 2000          $ 6.50       $ 2.62
           ---------------------- ------------ ------------
           4th Quarter 2000          $ 2.53       $ 0.52
           ---------------------- ------------ ------------
           1st Quarter 2001          $ 2.00       $ 0.52
           ---------------------- ------------ ------------
           2nd Quarter 2001          $ 0.56       $ 0.14
           ---------------------- ------------ ------------
           3rd Quarter 2001          $ 0.22       $ 0.05
           ---------------------- ------------ ------------
           4th Quarter 2001          $ 0.05       $ 0.03
           ---------------------- ------------ ------------
           1st Quarter 2002          $ 0.04       $ 0.01
           ---------------------- ------------ ------------

As of April 18, 2002, there were 59 shareholders of record of the Company's common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL  CONDITION


YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------

RESULTS OF OPERATIONS

THE COMPANY

The Company's strategy was changed substantially in the fourth quarter of 1999 as the Company moved its focus to a new strategy to develop its marketing and promotions business on the Internet. Prior to the fourth quarter of 1999, the Company's primary activity was a holding company seeking an acquisition. Beginning in the fourth quarter of 1999, the Company acquired the subsidiary, Hollywood Partners, Inc., which remains as a subsidiary. Guideline Capital changed its name to Hollywood Partners.com, Inc. The parent began implementation of the Internet business and the subsidiary sold all food inventories to Visionary Brands and ended all manufacturing and food distribution business activities. Accordingly, comparisons between 1999 and any subsequent year are not meaningful.

During 2000, the Company intended to build a pure Internet permission based marketing company. However, upon the collapse of the public valuations of Internet companies and the drastic reduction of Internet advertisers willing to invest in this type of marketing, the Company was unable to adequately fund the plan and execute the strategy. This caused continued losses throughout 2001 and the Board of Directors and management to search for possible acquisition candidates.

In October 2001, the Company formed AOSE to further its efforts in the entertainment business. As part of the operating plan of this new subsidiary, in December 2001, the Company hired a new chief executive officer. The Company is a development, production, film financing company and has been exploring the acquisition of intellectual properties for the purpose of developing and structuring for future productions. The Company is also seeking strategic investments for financing existing production projects, as well as projects that are looking for bridge financing or additional production capital. In addition to the day-to-day operations of the existing entertainment company, the chief executive officer has been empowered to seek a company acquisition or merger to further enhance the overall entertainment business vision.

Because the industry in which the company operated in during 2001 was different than the industries in which it operated in prior years, year to year comparisons of operating results are not meaningful.

The Company suffered significant losses during 2001 and 2000 and anticipates that losses will continue for at least the first half of year 2002, and possibly beyond. Management has drastically cut expenses throughout 2001 to maintain operations.

NET REVENUE

For the year ended December 31, 2001, the Company did not have any revenue as a result of the Company's restructuring. For the year ended December 31, 2000 net revenue was $62,504 which derived from Internet promotions.

GROSS PROFIT

For the year ended December 31, 2001, the Company's gross profit was $0 as a result of the Company's restructuring. For the year ended December 31, 2000 the Company's gross profit was $62,504 which derived from Internet promotions.


OPERATING EXPENSES
------------------

RESEARCH AND DEVELOPMENT

For the year ended December 31, 2001, the Company's research and development was $0 as a result of the Company's restructuring. For the year ended December 31, 2000 the Company's gross profit was $32,692 which was a result of the development of new products.

SALES AND MARKETING

Total expenses for sales and marketing decreased from $685,398 for the year ended December 31, 2000 to $43,895 for the year ended December 31, 2001, a decrease of $641,503, or 93.60%. This decrease was a result of the Company's restructuring.

GENERAL AND ADMINISTRATIVE

Total expenses for general and administrative purposes decreased from $2,192,742 for the year ended December 31, 2000 to $892,794 for the year ended December 31, 2001, a decrease of $1,299,948 or 59.29%. The decrease was primarily due to lower costs of personnel, consultants, legal & accounting, rent and insurance.

LIQUIDITY AND CAPITAL RESOURCES
                                                              December 31,
                                                           2001         2000
                                                           ----         ----

  Net Cash Used In Operations                           $ (888,689) $(1,620,496)
                                                        ==========  ===========
  Net Cash Provided by (Used in) Investing Activities   $  (66,644) $   313,988
                                                        ==========  ===========
  Net Cash Provided by Financing Activities             $1,414,382  $   220,447
                                                        ==========  ===========
  Working Capital                                       $ (819,880) $  (510,571)
                                                        ==========  ===========


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


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of the Company are as follows:

                                                                     Directors'
Name                     Age      Positions Held                  Term of Office
----                     ---      --------------                  --------------
Nikolas Konstant          43      Chairman of the Board and           3 years
                                  Chief Executive Officer

Valerie A. Broadbent      63      President / Corporate Secretary     3 years
                                  and Chief Financial Officer

William F. Broadbent      39      Director                            3 years

Mark Beychok              45      Chairman of the Board                 (*)

John Coppolino            41      President and Director                (**)

Eugene Scher              53      CEO / Treasurer and Director          (***)

(*)    Mr. Beychok resigned as Chairman of the Board in September 2001.
(**)   Mr. Coppolino resigned as President and Director in September 2001.
(***)  Mr. Scher resigned as CEO in March 2001 and as Director in June 2001.

Nikolas Konstant - Chairman of the Board and Chief Executive Officer
--------------------------------------------------------------------
Mr. Konstant was elected Chairman of the Board and Chief Executive Officer in December 2001. Mr. Konstant has an extensive background in equity funds management. Mr. Konstant served as the managing director of a venture capital fund. Mr. Konstant is an active member of the Young Presidents Organization, and was elected as a Member of the Board of Governors of Cedars-Sinai Medical Center. Mr. Konstant has an Executive MBA from Harvard University Graduate School of Business Administration.

Valerie A. Broadbent - President, Corporate Secretary and Chief Financial
-------------------------------------------------------------------------
Officer
-------
Ms. Broadbent was elected a Director and as President in September 2001. Ms. Broadbent was elected as Corporate Secretary in January 2000 and as Chief Financial Officer in October 2000. Ms. Broadbent is also Corporate Secretary of Vitafort International Corporation and its subsidiaries, a position she has held since February 1999. Ms. Broadbent was also elected as President and Chief Financial Officer of Vitafort in September 2001. Ms. Broadbent has over 30 years experience working in corporate administration and reporting to boards of directors, CEO's, CFO's and presidents of both public and private companies, including an extensive background interfacing with legal, financial and regulatory reporting agencies in the securities and banking industries.

William F. Broadbent - Director
-------------------------------
Mr. Broadbent was elected a Director in June 2001. Mr. Broadbent is the founding director of Perfect Match, a broadband-driven video-matchmaking service for singles located in the New York metropolitan area and the first video-dating chain to utilize sophisticated Internet streaming technologies as a delivery platform. Mr. Broadbent has over fifteen years experience in the singles industry, including executive and national sales positions at two other leading singles industry firms where he grew sales exponentially during his tenure. Mr. Broadbent is the son of Valerie A. Broadbent.


ITEM 10: EXECUTIVE COMPENSATION

On November 1, 2001, the Company entered into an Employment Agreement with Mr. Konstant through October 31, 2003, which provides for a lump sum salary of $300,000 payable in the form of up to 20,000,000 shares of the Company's common stock. On February 26, 2002 Mr. Konstant was issued 16,000,000 shares of the Company's common stock. The fair market value on the date of issuance was $.02 per share.

On October 1, 2000, the Company entered into an Employment Agreement with Ms. Broadbent with a term ending September 30, 2003, which provides for an annual salary of $72,000, with a two-year renewable option at the election of Ms. Broadbent. Effective January 1, 2001, Ms. Broadbent's annual salary was increased to $84,000. On September 29, 1999, Ms. Broadbent was granted an option to purchase 75,000 shares of common stock at an exercise price of $1.07 per share. Such options vested 25,000 shares on September 22, 1999, 25,000 shares on September 22, 2000 and 25,000 shares on September 22, 2001. Pursuant to Board of Director action on January 4, 2001, all 75,000 options were made exercisable as of that date. In January 2001, Ms. Broadbent was issued 29,102 shares through the cashless exercise of 50,000 of those options. Pursuant to Board of Director action on January 4, 2001, Ms. Broadbent was granted an option to purchase 500,000 shares of common stock at $0.50 per share. Such options vest 200,000 shares on January 4, 2001, 150,000 shares on January 4, 2002 and 150,000 shares on January 4, 2003. Pursuant to Board of Director action on October 1, 2001, Ms. Broadbent was granted an option to purchase 300,000 shares of common stock at $.05 per share. Such options vest 100,000 on October 1, 2001, 100,000 shares on October 1, 2002 and 100,000 shares on October 1, 2003. On February 4, 2002, Ms. Broadbent was granted 2,000,000 shares of the Company's common stock as a retention bonus.

On October 1, 2000, the Company entered into an Employment Agreement with John Coppolino with a term ending September 30, 2003, which provides for an annual salary of $150,000 and monthly car allowance of $1,000, with a two-year renewable option at the election of Mr. Coppolino. On September 22, 1999, Mr. Coppolino was granted an option to purchase 450,000 shares of common stock at an exercise price of $1.07 per share. Such options vested 150,000 shares on September 22, 1999, 150,000 shares on September 22, 2000 and 150,000 shares on September 22, 2001. Pursuant to Board of Director action on January 4, 2001, all 450,000 options were made exercisable as of that date. On January 4, 2001, Mr. Coppolino was granted an option to purchase 950,000 shares of common stock at $0.50 per share. Such options vested as to 450,000 shares on January 4, 2001. On September 1, 2001, Mr. Coppolino resigned as an officer and director of the Company and his Employment Agreement terminated. His options have lapsed in accordance with their terms.

On July 1, 2000, the Company entered into an Employment Agreement with Eugene Scher with a term ending June 30, 2001, which provides for an annual salary of $150,000 and monthly car allowance of $1,000. Mr. Scher resigned as CEO on March 16, 2001and his Employment Agreement was terminated. On September 22, 1999, Mr. Scher was granted an option to purchase 150,000 shares of common stock at an exercise price of $1.07 per share. Such options vested 50,000 shares on September 22, 1999, 50,000 shares on September 22, 2000 and 50,000 shares on September 22, 2001. Pursuant to Board of Director action on January 4, 2001, all 150,000 options were made exercisable as of that date. On January 4, 2001, Mr. Scher was granted an option to purchase 650,000 shares of common stock at $0.50 per share. Such options vested as to 450,000 shares on January 4, 2001. On March 15, 2001, Mr. Scher resigned as an officer of the Company and his Employment Agreement terminated. His options have lapsed in accordance with their terms.

The following table sets forth certain information with respect to the compensation paid by the Company to the principal officers (the "named individuals") during 2001:

SUMMARY COMPENSATION TABLE
--------------------------

Principal Position & Name              Year             Salary
------------------------------         ----            --------
Chief Executive Officer                1999            $      -
Nikolas Konstant                       2000            $      -
                                       2001(1)         $ 12,500

President / Secretary / CFO            1999(2)         $      -
Valerie A. Broadbent                   2000            $  9,973
                                       2001            $ 15,900

President                              1999(3)         $      -
John Coppolino                         2000            $ 19,044
                                       2001            $ 23,500

CEO / Treasurer                        1999(4)         $      -
Eugene Scher                           2000            $ 63,000
                                       2001            $ 10,000

(1)   Mr. Konstant began employment with the Company in December 2001.
(2) Ms. Broadbent began employment with the Company in September 2000, but the Company is in arrears $68,000 as of December 31, 2001.
(3) Mr. Coppolino began employment with the Company in September 2000, but is in arrears $74,500 as of August 2001. Mr. Coppolino resigned as President in September 2001.
(4) Mr. Scher began employment with the Company in July 2000 and Mr. Scher resigned as CEO in March 2001.

The following chart sets forth certain information with respect to options/warrants granted as of April 16, 2002 to the named individuals:

-----------------------------------------------------------------------------------------------------------
                             Number of
                             Securities             % of total
                        Underlying Options/   Options/SAR's Granted to    Exercise or
Name                        SAR's Granted     Employees in Fiscal Year    Base Price     Expiration Date
----------------------- ------------------- ---------------------------- ------------- --------------------
Nikolas Konstant                 0                       0%                  $0.00
----------------------- ------------------- ---------------------------- ------------- --------------------
Valerie A. Broadbent          300,000                    11%                 $0.05      September 30, 2011
                              500,000                    19%                 $0.50         January 3, 2011
                               25,000                                        $1.07      September 29, 2004
----------------------- ------------------- ---------------------------- ------------- --------------------
William F. Broadbent          300,000                    11%                 $0.05      September 30, 2011
----------------------- ------------------- ---------------------------- ------------- --------------------
John Coppolino                950,000                    35%                 $0.50         January 3, 2011
                              300,000                                        $1.07      September 22, 2004
----------------------- ------------------- ---------------------------- ------------- --------------------
Eugene Scher                  650,000                    24%                 $0.50         January 3, 2011
----------------------- ------------------- ---------------------------- ------------- --------------------

The following chart sets forth certain information with respect to options/warrants outstanding as of April 16, 2002 to the named individuals:

--------------------------------------------------------------------------------------------------------------------------
                                                               Number of Securities
                                                              Underlying Unexercised    Value of Unexercised  In-the-Money
                         Shares Acquired                      Options/SARs at FY-End         Options/SAR's at FY-End
 Name                      on Exercise     Value Realized   Exercisable/ Unexercisable      Exercisable/ Unexercisable
----------------------- ----------------- ---------------- ---------------------------- ----------------------------------
Nikolas Konstant                0              $    0                  0 / 0                        $ 0 / $ 0
----------------------- ----------------- ---------------- ---------------------------- ----------------------------------
Valerie A. Broadbent         29,102            $7,857            475,000 / 350,000                  $ 0 / $ 0
----------------------- ----------------- ---------------- ---------------------------- ----------------------------------
William F. Broadbent            0              $    0            100,000 / 200,000                  $ 0 / $ 0
--------------------------------------------------------------------------------------------------------------------------

The Company has established an Advisory Board of key persons who we believe have special expertise, knowledge and contacts that are valuable for the Company. To attract and encourage participation from these Advisory Board members, we offer active members an option package to purchase shares of the Company's common stock.

On October 1, 2000, the Company entered into a Consulting Agreement with Mark Beychok with a term ending September 30, 2003, which provides for an annual fee of $185,000 and monthly car allowance of $1,750, with a two-year renewable option at the election of Mr. Beychok. As of December 31, 2001, Mr. Beychok is in arrears $176,000 and $46,250 for 2001 and 2000, respectively, on his consulting compensation.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

PRINCIPAL STOCKHOLDERS

The following table sets forth certain information regarding the Company's Common Stock beneficially owned on April 16, 2002 by (i) each person who is known by the Company to own beneficially or exercise voting or dispositive control over 5% or more of the Company's Common Stock, (ii) each of the Company's Directors and (iii) all executive officers and Directors as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.

--------------------------------------------------------------------------------
    Name and Address                 Number of Shares
   of Beneficial Owner                of Common Stock          Percentage of
    Identity of Group               Beneficially Owned      Beneficial Ownership
--------------------------------------------------------------------------------
Vitafort International Corporation
1925 Century Park East, 5th Floor
Los Angeles, CA  90067                    4,539,629                8.5%
--------------------------------------------------------------------------------
Nikolas Konstant (1)                     20,000,000(2)            37.5%
--------------------------------------------------------------------------------
Mark Beychok (1)                         11,850,000(3)            22.2%
--------------------------------------------------------------------------------
Valerie A. Broadbent (1)                  2,254,102(4)             4.2%
--------------------------------------------------------------------------------
William F. Broadbent (1)                    100,000(5)             0.0%
--------------------------------------------------------------------------------
John Coppolino (1)                           87,305(6)             0.0%
--------------------------------------------------------------------------------
Eugene Scher (1)                             87,305(7)             0.0%
--------------------------------------------------------------------------------

All directors and officers as a group.
(6 persons)(2),(3),(4),(5),(6) and (7)   35,978,712               67.5%

(1) The address of these persons is 1925 Century Park East, 5th Floor, Los Angeles, California 90067.

(2) Includes 16,000,000 common shares that have been issued as part of an employment agreement, and 4,000,000 shares that have been granted as part of an employment agreement but are not yet issued.

(3) Includes (i) 1,650,000 shares underlying a currently exercisable option with an exercise price of $.05 per share, which expires October 15, 2012; and (ii) 10,200,000 shares issued as part of a consulting agreement.

(4) Includes (i) 25,000 shares underlying a currently exercisable option with an exercise price of $1.07 per share, which expires on September 21, 2004; (ii) 350,000 shares underlying a currently exercisable option with an exercise price of $0.50 per share, which expires on January 3, 2011; (iii) 100,000 options underlying a currently exercisable option with an exercise price of $.05 per share which expires on September 30, 2011; (iv) 29,102 shares issued through the cashless exercise of 50,000 options; and (v) 2,000,000 shares issued as a retention bonus; and does not include (i) 150,000 shares underlying options that are not currently exercisable with an exercise price of $0.50 expiring January 3, 2011; and (ii) 200,000 shares underlying options that are not currently exercisable with an exercise price of $.05 per share expiring September 30, 2011.

(5) Includes 100,000 shares underlying a currently exercisable option with an exercise price of $.05 per share, which expires on September 30, 2011; and does not include 200,000 shares underlying options that are not currently exercisable with an exercise price of $.05 per share expiring September 30, 2011.

(6) Includes 87,305 shares issued through the cashless exercise of 150,000 options.

(7) Includes 87,305 shares issued through the cashless exercise of 150,000 options.


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

-------------------- ----------------------------- -------------- ------------

Title of Class       Name and Address of           Number of      Percentage
                     Beneficial Owner              Shares Owned   of Class

-------------------- ----------------------------- -------------- ------------
1999 Series A        All officers and directors
Preferred Stock      as a group (4 persons)        0              0%
-------------------- ----------------------------- -------------- ------------
1999 Series A        Triple Tree
Preferred Stock      Bahnhofplatz 9
                     P. O. Box 6139
                     8023 Zurich
                     Switzerland                   600            100%
-------------------- ----------------------------- -------------- ------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Effective September 13, 1999, pursuant to a Share Exchange and Reorganization Agreement, the Company acquired all of the issued and outstanding shares of Hollywood Partners, Inc., a subsidiary of Vitafort International Corporation ("Vitafort"), in exchange for 5,000,000 (62.5% of the then outstanding) shares of the Company. The Company had an agreement with Vitafort with respect to allocating overhead and rent expense at their common offices during 2000. A total of $237,218 net expenses were allocated from Vitafort to Hollywood Partners.com for 2000. During the year ended 2001, the companies no longer share office space and such allocations have been terminated.

Ms. Broadbent is also a director and officer of Vitafort.

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

In connection with and to induce Triple Tree's investment in the Company, the Company concurrently purchased 4,100 shares of Triple Tree for an aggregate of $1 million. In connection with that purchase, Triple Tree and the Company entered into a guaranty and put agreement pursuant to which Triple Tree guaranteed that the Company would be able to liquidate all such shares for an amount not less than $1.01 million, net of commissions. At December 31, 1999, the Company had sold all of its Triple Tree stock and was owed approximately $200,000 by Triple Tree under the guaranty and put agreement.

During December 1999, Spinneret Financial Systems, Ltd., a beneficial owner of Vitafort, and, accordingly, an indirect beneficial owner of the Company, Terra and VTZ AG, an affiliate of Terra, agreed to acquire certain securities of Triple Tree from the Company for their market value. Management considered this transaction beneficial to the Company.

The Company has a purchase agreement with VTZ AG, an affiliate, to repurchase Triple Tree stock. The Company delivered the stock and VTZ breached on its payment. The transaction was being handled by Bear Stearns' Los Angeles office. At the time VTZ was affiliated with Terra Trust and Triple Tree. In reliance on these affiliations, the Company agreed to the initial transaction and is still owed approximately $200,000 under the original agreement. The Company is presently investigating this matter and the Company's course of action.

Eugene Scher, a director of the Company, was a partner in the firm of November Lazar Scher ("NLS"), an entertainment industry licensing firm. Both Vitafort and the Company utilized the services of NLS. During 2000, the Company paid NLS $47,742. Management believes that the payments to NLS represented its usual and customary fees for the services that it provided.

During 2001, Mel Beychok, father of Mark Beychok, has loaned the Company $21,311 to help cover basic overhead expenses.

During 2001, Mark Beychok, former Chairman of the Board and a full-time consultant to the Company, has loaned the Company $48,291 to help cover basic overhead expenses.

Nikolas Konstant, the Chairman of the Board and Chief Executive Officer, owns securities in Vitafort International Corporation, an affiliated company of HP.

Under the terms of his Employment Agreement with the Company, Nikolas Konstant is allowed to pursue other business interests or professional pursuits, provided that his pursuit of other business interests does not materially diminish his performance of his duties for the Company.

PART IV

ITEM 13. EXHIBITS LIST
         -------------

(a)   The following exhibits are submitted herewith:

      2.0      Share Exchange Agreement and Plan of Reorganization (i)
      3.0      Restated and Amended Certificate of Incorporation (i)
      10.01 Employment Agreement dated September 22, 1999 between Lee M. Lambert and the Registrant (ii)
      10.02 Administrative Services Agreement dated October 1, 1999 between Vitafort International Corporation and the Registrant (ii)
      10.03 Distribution Agreement dated October 1, 1999 between Vitafort International Corporation and the Registrant (ii)
      10.04 Consulting Agreement dated October 1, 2000 between Mark Beychok and the Registrant (iii)
      10.05 Employment Agreement dated October 1, 2000 between John Coppolino and the Registrant (iii)
      10.06 Employment Agreement dated October 1, 2000 between Valerie A. Broadbent and the Registrant (iii)
      10.07 Employment Agreement dated November 30, 2001 between Nikolas Konstant and the Registrant filed as an Exhibit to the Registrant's Report on Form 8-K filed December 5, 2001


(b)   Reports on Form 8-K.
      Incorporated by reference to the Registrant's Report filed December 5,
      2001

(i) Incorporated by reference to the same numbered exhibit to the Registrant's Information Statement on Form 15c2-11
(ii) Incorporated by reference to the same numbered exhibit to the Registrant's December 31, 1999 Form 10-K
(iii) Incorporated by reference to the same numbered exhibit to the Registrant's December 31, 2000 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereby duly authorized.

HOLLYWOOD PARTNERS.COM, INC.


By:   /s/ Nikolas Konstant
      --------------------------
      Nikolas Konstant
      Chief Executive Officer

LOS ANGELES, CALIFORNIA
DATE:  April 22, 2002


Pursuant to the requirements of the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         NAME                         TITLE(S)                      DATE
         ----                         --------                      ----

 /s/ Nikolas Konstant        Chairman of the Board             April 22, 2002
--------------------------   (Principal Executive Officer)
Nikolas Konstant


 /s/ Valerie A. Broadbent    Corporate Secretary and CFO       April 22, 2002
--------------------------   (Principal Accounting Officer)
Valerie A. Broadbent


 /s/ William F. Broadbent    Director                          April 22, 2002
--------------------------
William F. Broadbent

                          HOLLYWOOD PARTNERS.COM, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






Independent Auditors' Report                                        F-2


Consolidated Balance Sheets                                         F-3


Consolidated Statements of Operations                               F-4


Consolidated Statement of Stockholders' Equity (Deficiency)         F-5


Consolidated Statements of Cash Flows                               F-6 - F-7


Notes to Consolidated Financial Statements                          F-8 - F-29

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors and Stockholders of Hollywood Partners.com, Inc.

We have audited the accompanying consolidated balance sheet of Hollywood Partners.com, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hollywood Partners.com, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, including a loss of $974,881 for the year ended December 31, 2001. These losses and other factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                        Certified Public Accountants

Los Angeles, California
April 19, 2002

                  HOLLYWOOD PARTNERS.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31,
                                                                                       ---------------------------------
                                                                                           2001                  2000
                                                                                       -----------           -----------
                            ASSETS                                                                            (Restated)
                            ------
    CURRENT ASSETS
Cash and cash equivalents                                                              $   459,573           $       524
Restricted cash                                                                             66,643                  --
Prepaid expenses and other current assets                                                   11,629                58,155
                                                                                       -----------           -----------
    Total current assets                                                                   537,845                58,679
                                                                                       -----------           -----------
Property and Equipment
  Computer equipment                                                                        46,684                46,684
  Less accumulated depreciation                                                            (28,352)              (12,776)
                                                                                       -----------           -----------
    Total property and equipment                                                            18,332                33,908
                                                                                       -----------           -----------
Due from related parties, net                                                                 --                 128,927
                                                                                       -----------           -----------
  TOTAL ASSETS                                                                         $   556,177           $   221,514
                                                                                       ===========           ===========
                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                           -------------------------------------------------

    CURRENT LIABILITIES
Accounts payable and accrued expenses                                                  $   445,168           $   495,966
Capital lease obligations - Current                                                         16,060                12,479
Notes payable                                                                              430,982                14,555
Convertible notes payable                                                                   50,000                  --
Due to related parties                                                                     415,516                46,250
                                                                                       -----------           -----------
    Total Current Liabilities                                                            1,357,726               569,250

Capital lease obligations -long-term                                                          --                  15,307
                                                                                       -----------           -----------
    Total Liabilities                                                                    1,357,726               584,557
                                                                                       -----------           -----------
COMMITMENTS AND CONTINGENCIES                                                                 --                    --

MINORITY INTEREST                                                                          225,750                  --
                                                                                       -----------           -----------
    STOCKHOLDERS' EQUITY (DEFICIENCY)
Series A Convertible preferred stock, cumulative 7%, $.001 par value;
5,000,000 shares authorized: 600 shares issued and outsatnding                                   1                     1
Common stock, $.001 par value; 50,000,000 shares authorized; 9,936,903 and
8,882,350 shares issued and outstanding                                                      9,936                 8,882
Treasury stock                                                                                 400                   400
Additional paid-in capital                                                               3,627,317             3,317,746
Accumulated deficit                                                                     (4,664,953)           (3,690,072)
                                                                                       -----------           -----------
  Total Stockholders' Equity (Deficiency)                                               (1,027,299)             (363,043)
                                                                                       -----------           -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIENCY)                             $   556,177           $   221,514
                                                                                       ===========           ===========

                The accompanying notes are an integral part of the consolidated financial statements.

                  HOLLYWOOD PARTNERS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the Year Ended
                                                            December 31,
                                                ---------------------------------
                                                    2001                  2000
                                                -----------           -----------
                                                                       (Restated)
Revenue, net                                    $      --             $    62,504

Cost of sales                                          --                    --
                                                -----------           -----------
      Gross profit                                     --                  62,504
                                                -----------           -----------
Operating expenses
  Research and development                             --                  32,692
  Sales and marketing                                43,895               685,398
  General and administrative                        892,794             2,192,742
                                                -----------           -----------
    Total operating expenses                        936,689             2,910,832
                                                -----------           -----------
    Loss from operations                           (936,689)           (2,848,328)
                                                -----------           -----------
Other income (expense)
 Other income (expense)                             (14,867)                1,042
  Interest expense                                  (23,325)                 (992)
  Interest income                                      --                  17,139
                                                -----------           -----------
    Total other income (expense)                    (38,192)               17,189
                                                -----------           -----------
Loss before provision for income taxes             (974,881)           (2,831,139)

Provision for income taxes                             --                    --
                                                -----------           -----------
Net loss                                        $  (974,881)          $(2,831,139)
                                                ===========           ===========

LOSS PER COMMON SHARE:
  Basic and diluted                             $     (0.09)          $     (0.27)
                                                ===========           ===========

The accompanying notes are an integral part of the consolidated financial statements.

                  HOLLYWOOD PARTNERS.COM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDING DECEMBER 31, 2001 AND 2000

                                                        Preferred Stock                Common Stock
                                                   -------------------------    --------------------------
                                                     Shares        Amount         Shares         Amount
                                                   -----------   -----------    -----------    -----------
Balance, January 1, 2000                                   600   $         1      8,036,000    $     8,036

Issuance of common stock                                  --            --        1,768,000          1,768

Options issued for services                               --            --             --             --

Issuance of common stock                                  --            --          520,000            520

Preferred dividends                                       --            --             --             --

Net loss                                                  --            --             --             --
                                                   -----------   -----------    -----------    -----------

Balance, December 31, 2000                                 600             1     10,324,000         10,324

Prior period adjustment                                   --            --       (1,441,650)        (1,442)
                                                   -----------   -----------    -----------    -----------

Balance, December 31, 2000 restated                        600             1      8,882,350          8,882

Issuance of common stock for services                     --            --          230,000            230

Issuance of common stock for debt issuance costs          --            --           50,000             50

Issuance of warrants                                      --            --             --             --

Exercise of cashless options                              --            --          341,220            341

Exercise of warrants                                      --            --          200,000            200

Issuance of common stock for convertible debt             --            --          233,333            233

Preferred dividends                                       --            --             --             --

Net loss                                                  --            --             --             --
                                                   -----------   -----------    -----------    -----------

Balance, December 31, 2001                                 600   $         1      9,936,903    $     9,936
                                                   ===========   ===========    ===========    ===========

                  HOLLYWOOD PARTNERS.COM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) FOR THE YEARS ENDING DECEMBER 31, 2001 AND 2000 (CONTINUED)

                                                                                                  Total
                                                                 Additional                    Stockholder'
                                                    Treasury       Paid-In      Accumulated       Equity
                                                      Stock        Capital        Deficit      (Deficiency)
                                                   -----------   -----------    -----------    -----------
Balance, January 1, 2000                           $      --      $ 2,387,826    $  (858,933)   $ 1,536,930

Issuance of common stock                                  --          195,392           --          197,160

Options issued for services                               --          420,266           --          420,266

Issuance of common stock                                  --          376,502           --          377,022

Preferred dividends                                       --          (21,000)          --          (21,000)

Net loss                                                  --             --       (2,831,139)    (2,831,139)
                                                   -----------    -----------    -----------    -----------

Balance, December 31, 2000                                --        3,358,986     (3,732,354)      (363,043)

Prior period adjustment                                    400        (41,240)        42,282           --
                                                   -----------    -----------    -----------    -----------

Balance, December 31, 2000 restated                        400      3,317,746     (3,690,072)      (363,043)

Issuance of common stock for services                     --           74,870           --           75,100

Issuance of common stock for debt issuance costs          --            4,450           --            4,500

Issuance of warrants                                      --           17,025           --           17,025

Exercise of cashless options                              --             (341)          --             --

Exercise of warrants                                      --          199,800           --          200,000

Issuance of common stock for convertible debt             --           34,767           --           35,000

Preferred dividends                                       --          (21,000)          --          (21,000)

Net loss                                                  --             --         (974,881)      (974,881)
                                                   -----------    -----------    -----------    -----------

Balance, December 31, 2001                         $       400    $ 3,627,317    $(4,664,953)   $(1,027,299)
                                                   ===========    ===========    ===========    ===========

 The accompanying notes are an integral part of the consolidated financial statements

                  HOLLYWOOD PARTNERS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            For the Year Ended
                                                                                                December 31,
                                                                                     ---------------------------------
                                                                                         2001                  2000
                                                                                     -----------           -----------
                                                                                                            (RESTATED)
Cash flows from operating activities:
    Net loss                                                                         $  (974,881)          $(2,831,139)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                         15,576                12,274
    Loss on sale of securities                                                              --                 160,995
    Stock issued for services                                                             75,100               154,878
    Options issued for services                                                             --                 420,266
    Debt issued for stock issuance costs                                                   4,500                  --
    Issuance of warrants                                                                  17,025                  --
Changes in operating assets and liabilities:
        Prepaid expenses and other current assets                                         46,526               136,706
        Other assets                                                                        --                  18,495
        Accounts payable and accrued expenses                                            (72,535)              307,029
                                                                                     -----------           -----------
          Cash flow used in operating activities                                        (888,689)           (1,620,496)
                                                                                     -----------           -----------
Cash flows from investing activities:
        Proceeds from sale of marketable securites                                          --                 353,155
        Restricted cash                                                                  (66,644)                 --
        Purchase of computer equipment                                                      --                 (39,167)
                                                                                     -----------           -----------
         Cash flow provided by (used in) investing activities                            (66,644)              313,988
                                                                                     -----------           -----------

Cash flows from financing activities:
       Proceeds from convertible debt                                                     35,000                  --
        Decrease (increase) in due from related parties                                  128,927              (119,932)
        Increase in due to related parties                                               369,266                46,250
        Proceeds from issuance of preferred stock AOSE                                   225,750                  --
        Proceeds from issuance of common stock                                              --                 320,520
        Proceeds from exercise of warrants                                               200,000                  --
        Repayment of notes payable                                                       (12,693)              (86,391)
        Proceeds from convertible notes payable                                           50,000                60,000
        Proceeds from notes payable                                                      429,857                  --
       payments on capital lease                                                         (11,725)                 --
                                                                                     -----------           -----------
         Cash flow provided by financing activities                                    1,414,382               220,447
                                                                                     -----------           -----------

Increase (decrease) in cash and cash equivalents                                         459,049            (1,086,061)
Cash and cash equivalents, beginning                                                         524             1,086,585
                                                                                     -----------           -----------
Cash and cash equivalents, ending                                                    $   459,573           $       524
                                                                                     ===========           ===========
Supplemental information:
Cash paid for:
   Income Taxes                                                                      $      --             $      --
                                                                                     ===========           ===========
   Interest expense                                                                  $      --             $       992
                                                                                     ===========           ===========

 The accompanying notes are an integral part of the consolidated financial statements.

                  HOLLYWOOD PARTNERS.COM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


Non Cash items are as follows:

o During December 2001, the Company issued 233,333 shares of the Company's common stock at $.15 per share to settle a convertible note payable for $35,000.

o In February 2001, During February 2001, directors and officers of the Company exercised 500,000 cashless options granted at $1.07 per share. The Company issued 291,017 shares of the Company's common stock based upon the conversion formula for the exercise of these options.

o During the year ended December 31, 2001, the Company issued 230,000 shares of the Company's common stock for services valued at $75,100.

o During the year ended December 31, 2001, the Company issued 50,000 shares of the Company's common stock for debt issuance cost valued at $4,500.

o During March 2001, an investor of the Company exercised 100,000 cashless warrants granted at $1.37 per share. The Company issued 50,302 shares of the Company's common stock based upon the conversion formula for the exercise of these warrants.

o During the year ended December 31, 2001, the Company issued 415,000 warrants to investors and 152,500 warrants for debt issue cost for $.01 per share which was below the price the Company's common stock was trading for at date of grant. The amount charged to expense was $17,025.

o For the year ended December 31, 2001, the Company recognized $21,000 of expense on the 7% preferred dividend on the Company's convertible preferred stock.

o During the year ended December 31, 2000, the Company issued 1,768,000 shares of the Company's common stock for services valued at $197,160.

o During the year ended December 31, 2000, the Company issued options for services valued at $420,266.

o For the year ended December 31, 2000, the Company recognized $21,000 of expense on the 7% preferred dividend on the Company's convertible preferred stock.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------
     The accompanying consolidated financial statements include the accounts of Hollywood Partners.com, Inc. and Subsidiaries, (the "Company"), organized under the laws of the State of Delaware on August 31, 1989, and the following subsidiaries:

     a) Avenue of the Stars Entertainment, Inc. ("AOSE"), organized under the laws of the State of Nevada on October 22, 2001 (owned 100% by the Company);

     b) Hall of Fame Pro, Inc. ("HOFP") organized under the laws of the State of Delaware on May 22, 2000 (inactive), (owned 85% by the Company); and

     c) Hollywood Partners, Inc ("HPI") organized under the laws of the State of California on August 7, 1995 (inactive) (owned 100% by the Company).

     All significant intercompany accounts and transactions have been eliminated in consolidation.

     Line of Business
     ----------------
     The Company was a marketing and promotions company building a family of content, community and commerce Internet Websites. The Company used sweepstakes offerings on the Internet to help clients to build brands, to make commerce offerings and to acquire customers. As Website visitors register to enter the sweepstakes, the Company collected demographic and lifestyle information, and gained permission to send announcements and offerings in the future. The Company was developing additional and enhanced offerings to increase its presence on the Internet. Due to the collapse of many Internet companies and the severe liquidity constraints, the Company has shut down and suspended its BigTimeHollywood.com and PlanetFree.com Websites and its basic Internet model that it incorporated in the fourth quarter of 1999 and the first three quarters of 2000. In October 2001, a subsidiary, AOSE, was formed setting the direction of the Company as a development, production, film financing company that has been exploring the acquisition of intellectual properties for the purpose of developing, structuring and partnering for future productions. The Company is also seeking strategic investments for financing existing production projects, as well as projects that are looking for bridge financing or additional production capital. As of December 31, 2001, the Company is exploring the possibility of merging with or acquiring potential businesses.

     Use of Estimates
     ----------------
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Reclassification
     ----------------
     Certain prior year amounts have been reclassified to conform with current year presentation.

     Revenue Recognition
     -------------------
     Product sales were recognized when the Company's products were shipped from the commercial warehouse used by the Company or the contract manufacturer to the customer. Revenues from Internet services were recognized when the service had been rendered

     Cash and Cash Equivalents
     -------------------------
     The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

     Concentration of Credit Risk
     ----------------------------
     The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may have exceeded FDIC insured levels at various times during the year. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents

     Marketable Securities
     ---------------------
     The Company classifies its entire investment portfolio as available-for-sale, if any, in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are stated at fair value with unrealized gains and losses included in stockholders' equity. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method.

     Property and Equipment
     ----------------------
     Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the various classes of assets. Maintenance and repairs are charged to expense as incurred.

     Income Taxes
     ------------
     Income taxes are provided for based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount of assets and liabilities and their tax basis.

     Advertising Costs
     -----------------
     Advertising costs are expensed as incurred and included in selling, general and administrative expenses. For the years ended December 31, 2001 and 2000, advertising expense amounted to $848 and $48,993, respectively.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Fair Value of Financial Instruments
     -----------------------------------
     The carrying value of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued expenses, and payroll taxes payable approximates fair value due to the relatively short maturity of these instruments. The fair value of long-term payables was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates their carrying amounts as of December 31, 2001 and 2000.

     Long-Lived Assets
     -----------------
     SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined that there are no impairment losses as of December 31, 2001 and 2000.

     Stock Based Compensation
     ------------------------
     SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but requires pro forma disclosures of net loss and loss per share as if the fair-valued-based method of accounting had been applied. In accordance with SFAS 123, the Company elected to continue to measure compensation cost under APB No. 25, and comply with the pro forma disclosure requirements.

     The Company has adopted for footnote disclosure purposes SFAS No. 123, which requires that companies disclose the cost of stock-based employee compensation at the grant date based on the value of the award (the fair value method) and disclose this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

     Transactions in which goods or services are received from non-employees for the issuance of equity securities or stock-based awards are accounted for based on the fair value of the consideration received.

     Loss Per Share
     --------------
     SFAS No. 128, "Earnings Per Share," requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted LPS gives effect to all dilutive potential common shares outstanding and all shares held in treasury during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Comprehensive Income
     --------------------
     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2001 and 2000, the Company has no items that represent comprehensive income; therefore, has not included a schedule of comprehensive income in the financial statements.

     Computer Software Costs
     -----------------------
     The American Institute of Certified Public Accountants' Executive Committee issued Statement of Position Number 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for fiscal years beginning after December 15, 1998. The Company has adopted SOP 98-1 as of January 1, 1999.In the first quarter of 2000 the Financial Accounting Standards Board issued EITF 00-2, "Accounting for Web Site Development Costs," effective for fiscal quarters beginning after June 30, 2000. The standard establishes criteria for the accounting treatment of web site development costs, with respect to whether costs associated with the development and operation of web sites are to be capitalized or expensed as incurred. As of December 31, 2001 and 2000, the Company has expensed all costs associated with the development and operation of its Websites as the Company did not believe that any amounts capitalized would be recoverable in future periods.

     Segment Disclosure
     ------------------
     SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information, requires quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company has adopted SFAS No. 131 as of December 31, 1998 and has determined that there is only one reportable segment.

     Recent Accounting Pronouncements
     --------------------------------
     On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

     On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     recorded in past business combinations, will cease upon adoption of this statement.

     Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined that impact, if any, that this statement will have on its consolidated financial position or results of operations

     During August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligation," was issued. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The effect of adoption of this standard on Company's results of operations and financial positions is being evaluated.

     During October 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The effect of adoption of this standard on Company's results of operations and financial positions is being evaluated.

NOTE 2 - LIQUIDITY AND GOING CONCERN

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. Since its inception, the Company has suffered recurring losses from operations. For the year ended December 31, 2001, the Company incurred a net loss of $974,881, has working capital deficiency of $819,880 and a stockholder's deficiency of $1,027,299. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has begun taking the following actions to improve their financial condition:

     The Company's subsidiary, AOSE, is a development, production, film financing company and who has been exploring the possible acquisitions of intellectual properties for the purpose of developing and structuring for future productions. As of December 31, 2001, no acquisitions have occurred. The Company is also seeking strategic investments for financing existing production projects, as well as projects that are looking for bridge financing or additional production capital. In addition to the day-to-day operations of the existing entertainment company, the Company is actively seeking a company acquisition or merger to further enhance the overall entertainment business vision.

     The Company is attempting to raise additional capital to meet future financial obligations, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations. The financial statements do

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 2 - LIQUIDITY AND GOING CONCERN (Continued)

     not include any adjustments that may be necessary if the Company is unable to continue as a going concern.


NOTE 3 - RESTRICTED CASH

     A subsidiary of the Company has restricted cash totaling $66,643. Subsequent to December 31, 2001, an irrevocable Letter of Credit was opened totaling $66,643 expiring December 31, 2002 which was used as a security deposit on the subsidiary's lease dated December 2001. During the second year of the lease, the security deposit will be reduced to $33,321.


NOTE 4 - RELATED PARTY TRANSACTIONS

     Due from Related Party
     ----------------------
     The Company was owed $128,927 from its majority shareholder at December 31, 2000 for expenses incurred by the Company on behalf of the majority shareholder. The balance was fully reserved at December 31, 2001.

     Due to Related Party
     --------------------
     The Company had the following related party transactions with certain officers, directors, consultants, shareholders and employees as follows:

                                                            DECEMBER 31
                                                      ----------------------
                                                         2001         2000
                                                      ---------    ---------
     a)    Mark Beychok                               $ 280,802    $     --
     b)    Mel Beychok                                   22,021          --
     c)    Valerie Broadbent                             72,193          --
     d)    Linda Dellavechia                             28,000          --
     e)    Nikolas Konstant                              12,500          --
                                                      ---------    ---------
                                                      $ 415,516    $     --
                                                      =========    =========

     a) Mark Beychok, the former Chairman of the Board, is due a total of $280,802 from the Company as of December 31, 2001. This balance is comprised of the following:

           1) advances to the Company totaling $58,542 for overhead and operating expenses;
           2) On September 5, 2001, the Company entered into a promissory note for $37,995.35, plus interest accruing at 10% per annum for prior advances made to the Company. The Board of Directors has authorized the promissory note to be updated from time to time to account for any additional amounts loaned to the Company. At December 31, 2001, $1,265 of interest has been accrued on the note.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 4 -  RELATED PARTY TRANSACTIONS (Continued)

           3) unpaid consulting fees on Mr. Beychok's Consulting Agreement dated October 1, 2000, which totaled $183,000 and $46,250 for the years ending December 31, 2001 and 2000, respectively.

     b) Mel Beychok, the father of the former Chairman of the Board, loaned the Company $22,021 for overhead and operating expenses during the year ended December 31, 2001. On September 5, 2001, the Company entered into a promissory note for $21,310.61, plus interest accruing at 10% per annum. At December 31, 2001, $710 of interest has been accrued on the note.

     c) Valerie Broadbent, a director and officer of the Company, as of December 31, 2001, was owed $68,000 on her Employment Agreement amended January 4, 2001. In addition Ms. Broadbent is owed $4,193 in expenses not reimbursed as of December 31, 2001.

     d) Linda Dellavechia, a consultant of the Company, was owed $28,000 as of December 31, 2001, relating to unpaid consulting fees. Subsequent to December 31, 2001, Ms. Dellavechia became a shareholder in the Company.

     e) On November 30, 2001, the Company entered into an Employment Agreement with Nikolas Konstant. The term of the Agreement is for two years with total compensation of $300,000 payable with up to 20,000,000 shares of the Company's common stock. At December 31, 2001, no shares had been issued. The Company has accrued one month of compensation expense in the amount of $12,500.

     Related Party Stock Issuances
     -----------------------------
     During the years ending December 31, 2001 and 2000, various issuances of the Company's common stock, options and warrants have been made to several related parties for services performed. (See notes 11 and 12).


NOTE 5 - PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                           DECEMBER 31,
                                                      ----------------------
                                                         2001         2000
                                                      ---------    ---------
     Computer Equipment                               $  46,684    $  46,684

     Less: Accumulated Depreciation                     (28,352)     (12,776)
                                                      ---------    ---------
     Property and Equipment, net                      $  18,332    $  33,908
                                                      =========    =========

     Depreciation expense for the years ended December 31, 2001 and 2000 was $15,576 and $12,274, respectively.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 6 - NOTES PAYABLE
                                                            DECEMBER 31
                                                      ----------------------
                                                         2001         2000
                                                      ---------    ---------
     a)    Promissory notes                           $ 429,857    $     --
     b)    Vendor note                                    1,125          737
     c)    Insurance note                                   --        13,818
                                                      ---------    ---------
                                                      $ 430,982    $  14,555
                                                      =========    =========

           a) On September 1, 2001, the Company entered into three note and warrant purchase agreements for the purchase of the Company's 8% promissory notes due on March 31, 2002. During November 2001, the Company received proceeds on these notes totaling $429,857 and the due date was changed to May 31, 2002. These notes included warrants to purchase 415,000 shares of the Company's common stock at an exercise price of $.01 per share. The placement agent was paid a fee of $42,986 on this transaction. In addition, the placement agent received a warrant to purchase 152,500 shares of the Company's common stock at an exercise price of $.01 per share. (See note 11)

           b) As of December 31, 2001 and 2000, the Company has a note in the amount of $1,125 and $737 owing to a vendor of the Company.

           c) As of December 31, 2000, the Company had a note totaling $13,818 which represented the current portion of insurance costs being financed by a financial institution. The note had monthly payments of $6,347, bore interest at 8.92%, and matured in February 2001.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

     In May 2001, the Company issued a Convertible Note to an investor for $35,000, bearing interest at 10% per annum, due 180 days after receipt of funds. The Holder of the Note has the option to convert the Note into shares of common stock of the Company at any time at or after the close of business on the maturity date at 85% of the 20-day average closing bid for the Company's common stock for the 20 days immediately preceding the conversion date, with a floor of $.15 per share. In December 2001, the Note was converted and the Holder was issued 233,333 shares of the Company's common stock.

     In August 2001, the Company issued a Convertible Note to an investor for $50,000, bearing interest at 7% per annum, due 180 days after receipt of funds. The Holder of the Note has the option to convert it into shares of Series C Preferred Stock of the Company at any time at or after the close of business on the maturity date at 85% of the 30-day average closing bid for the Company's common stock for the 20 days immediately preceding the conversion date, with a floor of $.25 per share. As additional consideration for entering into this Note, Holder received fifty thousand (50,000) shares of the Company's common stock. (See note 12). As of December 31, 2001, the Note has not been converted.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE 8 - COMMITMENTS  AND CONTINGENCIES

     Lease agreements
     ----------------
     a) As of August 1, 1999, the Company entered into a two-year lease agreement for its office premises. The Company was obligated for monthly rent of $8,800 through May 31, 2000 and $8,950 per month for the period June 1, 2000 through July 31, 2001. The landlord has a money judgment for approximately $27,000 on the lease. The Company still owes approximately $42,000 on this lease which is included in accounts payable. The Company moved into temporary facilities for the period July 1 through December 31, 2001 and was obligated for monthly rent of $4,000. The Company is currently renting an executive office suite at a monthly rent of $100.

     b) During December 2001, a subsidiary of the Company entered into a new lease for its office premises which expires on February 27, 2007. For a security deposit, the landlord was issued an irrevocable letter of credit for $66,643 subsequent to year end which will be reduced to $33,321 after one year. (See note 3.)

     c) The Company leases its computer equipment under several capital leases. Fixed assets under capital leases were $46,684 and $ 46,684, with related accumulated depreciation of $28,352 and $12,776, at December 31, 2001 and 2000, respectively. Depreciation expense related to such fixed assets is $15,576 and $12,774 as of December 31, 2001 and 2000, respectively.

     The future minimum annual aggregate rental payments required under these leases that have terms in excess of one year are as follows:


                                                      OPERATING     CAPITAL
     YEARS ENDING DECEMBER 31,                          LEASES       LEASES
                                                      ---------    ---------
     2002                                             $ 105,518    $  17,660
     2003                                               137,729          --
     2004                                               120,135          --
     2005                                               148,967          --
     2006                                               154,927          --
     Thereafter                                          25,988          --
                                                      ---------    ---------
     Total Minimum Lease Payments                     $ 693,274    $  17,660
                                                      =========
     Less:  Amounts Representing Interest                             (1,600)
                                                                   ---------
     Present Value of Future Minimum Lease Payments                $  16,060
                                                                   =========

     Rent expense was $97,860 and $85,610 for the years ended December 31, 2001 and 2000, respectively under these office leases.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 8 - COMMITMENTS  AND CONTINGENCIES (Continued)

     Employment contracts
     --------------------
     On October 1, 2000, the Company entered into an Employment Agreement with the then-President through September 30, 2003, which provided for an annual salary of $150,000 and monthly car allowance of $1,500, with a two-year renewable option at the election of the then-President. The then-President resigned effective September 2001.

     On October 1, 2000, the Company entered into an Employment Agreement with the Corporate Secretary / Chief Administrative Officer (CAO) through September 30, 2003, which provides for an annual salary of $72,000, with a two-year renewable option at the election of the CAO. Effective January 1, 2001, the CAO's annual salary is $84,000. In September 2001, the Corporate Secretary / CAO was appointed a Director and President of the Company. The terms of the original Employment Agreement remain unchanged. The Company is in arrears $68,100 on the Employment Agreement.

     On December 1, 2001, the Company entered into an Employment Agreement with the Chief Executive Officer through November 30, 2003, which provides for a lump sum salary of $300,000 payable in the form of 20,000,000 shares of the Company's common stock.

     Consulting agreements
     ---------------------
     On October 1, 2000, the Company entered into a Consulting Agreement with the former Chairman of the Board with a term ending September 30, 2003, which provides for an annual fee of $185,000 and monthly car allowance of $1,750. As of December 31, 2001, the Company is in arrears $176,000 and $46,250 for the years ended 2001 and 2000, respectively, on the Consulting Agreement.

     On December 14, 2001, the Company entered into a Consulting Agreement with a term ending January 1, 2003, which provides for 4,500,000 shares of the Company's common stock at $.015 per share.

     On December 15, 2001, the Company entered into a Consulting Agreement with a term ending January 1, 2003, which provides for 400,000 shares of the Company's common stock at $.015 per share.

     License agreement
     -----------------
     The license agreement the Company had with eMap USA for the Gravity Games Bar was terminated in 2001. The Company had granted these products to Vitafort as Master Distributor in exchange for a royalty based upon net sales of these products. As Master distributor, Vitafort was responsible for all manufacturing and distribution expenses, including the building and maintaining of inventory, billings and collections and working capital requirements. The Company remains responsible to the Licensor for certain minimum payments under the license held and for other contractual obligations. At December 31, 2001, the Company has accrued $5,000 on the license.

     Agreement with BambooBiz
     ------------------------
     In January 2001, the Company entered into a letter of agreement to acquire

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

     BambooBiz, LLC, a direct marketing company. In March 2001, BambooBiz asked for assistance from the directors and officers of the Company to help in raising capital. The Company responded by assisting in re-writing the business plan and by contacting and sending business plan packages to over 75 accredited investors to assist in capital formation. The Company had been assured that the deal had consummated between Hollywood Partners and BambooBiz. In March 2001, the Company received a letter from the president of BambooBiz, suggesting a massive change in the terms of the deal previously agreed to and publicly announced. At this time, the Company is exploring its options.

     Agreement with Pipeline Technologies, Inc.
     ------------------------------------------
     The Company also entered into a letter agreement with Pipeline Technologies, Inc., ("Pipeline") a software technology company, in late January 2001. Also in March 2001, Pipeline notified the Company that it would finalize closing documents concurrent with BambooBiz executing its closing documents. At this time, the Company is continuing to explore its options.

     Agreement with Giants Entertainment and Very Mean Men, Inc.
     -----------------------------------------------------------
     In March 2001, the Company entered into an agreement with David Dadon ("Dadon") and his companies, Giants Entertainment, Inc. ("Giants") and Very Mean Men, Inc. ("VMM"), the owners of the feature film entitled, "Very Mean Men," a Baio/White production of a Tony Vitale film, starring Matthew Modine, Ben Gazzara, Charles Durning, Burt Young and Scott Baio, with Louise Fletcher and Martin Landau (the "Film"). In March 2001, the Company entered into an agreement to acquire the Film, and the Company announced its agreement. As consideration for the Company acquiring 100% of all issued and outstanding shares of the entity that owned the Film, the Company was to issue convertible preferred stock of the Company. Dadon also agreed to invest $75,000 in short-term equity financing in the Company. The Board of Directors felt that acquiring the Film was in the best interests of the Company's shareholders. Management also felt the acquisition of the Film would allow the Company to explore additional entertainment opportunities. However, irreconcilable differences arose between the parties regarding the transaction. As a result, during the second quarter a Settlement Agreement was reached and the transaction was terminated. As part of the Settlement Agreement, the Company is obligated to pay Dadon the sum of $35,000 which remains outstanding.

     Agreement with Seven Arts Pictures
     ----------------------------------
     In June 2001, the Company announced that it had signed a Letter of Intent ("LOI") to merge with film producer and production executive Peter Hoffman's Seven Arts Pictures, with Mr. Hoffman to become CEO of the Company upon the completion of the merger. Pursuant to its own terms, the LOI expired on August 15, 2001. Although Mr. Hoffman remained in discussions subsequent to the termination date, the Board of Directors found Mr. Hoffman's terms to be fundamentally and materially different than originally contemplated and discussed. In September 2001, all discussions between the parties regarding the LOI ceased and the transaction contemplated by the LOI no longer is being pursued.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

     Hall of Fame Pro
     ----------------
     During the year ended December 31, 2000, a subsidiary of the Company was formed and was called Hall of Fame Pro, Inc. ("HOFP"). HOFP was capitalized with 400,000 shares of Hollywood Partners stock. HOFP was to be a sports marketing company formed with the support of the Hall of Fame Players Association ("HOFPA") to exploit the images and likenesses of Pro Football Hall of Fame legends to corporate sponsors. The strategy was to create revenue for both the Hall of Fame members and the Company through golf tournaments, licensing, original content syndication, event sponsorships, sports memorabilia, and corporate sponsorship.

     The Company was notified in January 2001 that the HOFPA did not want any funds that may be raised out of a previous offering memorandum to be released from escrow without the approval of HOFPA. In addition, the HOFPA requested various non-public records. The Company disagreed with the requests of the HOFPA. A series of adversarial letters were then sent by the HOFPA's legal counsel. These letters and the resulting disagreement caused HOFP to suspend its capital formation efforts and virtually all of its operations. A director resigned from the board of HOFP in January 2001. The president of HOFP resigned in March 2001. Efforts to resolve the disagreement between the HOFPA and HOFP took place during most of the first quarter of 2001. No definitive understandings were reached. The Company received a letter from HOFPA's counsel of HOFPA in March 2001 notifying HOFP and Hollywood Partners that the HOFPA Executive Committee has no intention of moving forward with the Company. In addition, the letter makes numerous allegations regarding the relationship between the parties. During the second quarter of 2001, a settlement proposal was received from counsel for HOFPA. As of December 31, 2001, the matter still has not been resolved.

     As a result of HOFP's cessation of business, the ex-president of HOFP has filed a Labor Commission claim against HOFP and other companies for unpaid wages. The Company is currently investigating the claim.

     Contingencies
     -------------
     The Company is a party to legal proceedings (which generally relate to disputes between the Company and its suppliers or customers regarding payment for products sold or supplied) that are typical for a company of its size and scope and financial condition, and none of these proceedings are believed to be material to its financial condition or results of operations and the Company has accrued $50,000 for these proceedings.

     The landlord at the Company's former headquarter offices at 1800 Avenue of the Stars, Los Angeles, California, Duesenberg Investment Company, has a money judgment for approximately $27,000 for outstanding amounts still owed for the lease on the premises. The total amount owing as of December 31, 2001, is approximately $42,000 which the Company has accrued in accounts payable and accrued expenses.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 9 - INCOME TAXES

     The components of the provision for income taxes are as follows:

                                                           DECEMBER 31,
                                                      ----------------------
                                                         2001         2000
                                                      ---------    ---------
     Current Tax Expense
           U.S. Federal                               $     --     $     --
           State and Local                                  --           --
                                                      ---------    ---------
     Total Current                                          --           --
                                                      ---------    ---------
     Deferred Tax Expense
           U.S. Federal                                     --           --
           State and Local                                  --           --
                                                      ---------    ---------
     Total Deferred                                         --           --
                                                      ---------    ---------
     Total Tax Provision (Benefit)
       from Continuing Operations                     $     --     $     --
                                                      =========    =========

     The reconciliation of the effective income tax rate to the Federal statutory rate is as follows for the years ended December 31, 2001 and 2000:

     Federal Income Tax Rate                              (34.0)%
     Effect of Valuation Allowance                         34.0%
                                                      ---------
     Effective Income Tax Rate                              0.0%
                                                      =========

     At December 31, 2001 and 2000, the Company had net carryforward losses of approximately $4,664,000 and $3,690,000, respectively. Because of the current uncertainty of realizing the benefit of the tax carryforwards, a valuation allowance equal to the tax benefit for deferred taxes has been established. The full realization of the tax benefit associated with the carryforwards depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

     Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:
                                                            DECEMBER 31,
                                                      ------------------------
                                                         2001          2000
                                                      ----------    ----------
     Deferred Tax Assets
           Loss Carryforwards                         $1,586,000    $1,255,000
           Less: Valuation Allowance                  (1,586,000)   (1,255,000)
                                                      ----------    ----------
     Net Deferred Tax Assets                          $      --     $      --
                                                      ==========    ==========

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 9 - INCOME TAXES (Continued)

     Net operating loss carryforwards expire starting in 2007 through 2020. Per year availability is subject to change of ownership limitations under Internal Revenue Code Section 382.

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

NOTE 10 - MINORITY INTEREST

     AOSE Series A Preferred Stock
     -----------------------------
     In November and December, 2001, the Company sold 225 shares of AOSE's convertible Series A Preferred Stock, with liquidation preference of $1,000 per share to three investors/consultants for $225,000. The cumulative preferred shares have a 4% cumulative dividend and are convertible into common shares of the Company equal to a liquidation preference per share of $1,000 plus any outstanding but unpaid dividends, at the time of conversion, which may occur at any time after 270 days after the purchase by buyer. The Company's shares in AOSE are pledged to the preferred shareholders in AOSE and are held in escrow until such time as the AOSE preferred shareholders convert into the Company's common stock or are redeemed. The Preferred Stock is redeemable at the election of the Company, at any time beginning 90 days after purchase by Buyer. The redemption price is equal to the liquidation preference per share, plus 4.0%, plus accrued but unpaid dividends, if any. As of December 31, 2001, minority interest totaled $225,750 which includes $750 of accrued interest.

NOTE 11 - CONVERTIBLE PREFERRED STOCK

     HP Series A Preferred
     ---------------------
     In December 1999, the Company sold 600 shares of convertible preferred stock to Triple Tree, an affiliate of Terra Listed, Ltd., a related party, for $300,000. The convertible preferred shares have a 7% cumulative dividend and are convertible into common shares at $4.00 per share for one year after issuance at the holder's discretion or at the Company's discretion if the Company's common stock is trading at $6.00 per share for five consecutive days. The Company has accrued amounts due for dividends of $45,169 and $21,000 at December 31, 2001 and 2000, respectively.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 12 - COMMON STOCK

     Common stock issued for cash
     ----------------------------
     During the year ending December 31, 2000, the Company issued 520,000 shares of common stock to various investors at a price ranging from $0.50 to 1.37 and received in return approximately $320,000.

     Common stock issued for services
     --------------------------------
     During February 2001, the Company issued 20,000 common shares to a consultant in consideration for services performed. The value of the services is $27,400.

     During June 2001, the Company issued 50,000 common shares to a consultant in consideration for services performed. The value of the services is $12,500.

     During July 2001, the Company issued 160,000 common shares to various consultants in consideration for services performed. The value of the services is $35,200.

     In October 2001, the Holder of a Convertible Promissory Note was issued 50,000 shares in consideration for executing a Convertible Promissory Note for $50,000. These shares were recorded at their fair market value of $4,500.

     During January 2000, the Company issued 25,000 common shares to various consultants in consideration for past and future services.

     During January 2000, the Company issued 20,000 and 33,000 common shares respectively, to four strategic partners in consideration for past and future services.

     The Company also issued 90,000 shares for consulting services rendered at $1.37 per share.

     On January 13, 2000, the Company issued 200,000 shares for services rendered to a controlling group of the pre-reverse merge entity, Guideline Capital, as a condition precedent to the reverse merger which occurred in August 1999, and of which the related expense was incurred in August 1999. These shares were recorded at par value.

     Common stock issued for debt
     ----------------------------
     In December 2001, a Convertible Promissory Note was converted and the Holder was issued 233,333 shares at the conversion price of $.15 per share of the Company's common stock for $35,000.

     In August 2001, in consideration for entering into a convertible note, the holder received 50,000 shares of common stock valued at $.09 per share .

     Common stock issued for exercise of warrants
     --------------------------------------------
     During February 2001, a holder exercised 200,000 warrants at an exercise price of $1.00 per share.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 12 - COMMON STOCK (Continued)

     Common stock issued for cashless exercise of options / warrants
     ---------------------------------------------------------------
     During February 2001, directors and officers of the Company exercised 500,000 cashless options granted at $1.07 per share. The Company issued 291,017 shares of the Company's common stock based upon the conversion formula for the exercise of these options.

     During March 2001, an investor of the Company exercised 100,000 cashless warrants granted at $1.37 per share. The Company issued 50,302 shares of the Company's common stock based upon the conversion formula for the exercise of these warrants.

     Stock options issued for services
     ---------------------------------
     During January 2001, the Company granted options for 3,150,000 shares of the Company's common stock at an exercise price of $.50 per share to directors and officers. Following the resignation of three directors, 2,650,000 of the options have lapsed and subsequently are cancelled.

     During October 2001, the Company granted options for 600,000 shares of the Company's common stock at an exercise price of $.05 per share to two directors.

     During October 2001, the Company granted options for 1,650,000 shares of the Company's common stock at an exercise price of $.05 per share to a consultant.

     During January 2000, the Company added two persons to its Advisory Board who have special expertise, knowledge and contacts that are valuable for the Company. The Company offered each a package granting 25,000 stock options to purchase common shares at $1.37 per share vesting immediately upon grant. These options expire three years from date of grant. Based upon the fair market value of the common stock on the date of issuance, the company recorded compensation expense of $2,300 during the first quarter of 2000. In February 2000, the Company added ten persons to its Advisory Board who were offered each a package granting 25,000 stock options to purchase common shares at $1.37 per share vesting immediately upon grant. These options expire three years from date of grant. Based upon the fair market value of the common stock on the date of issuance, the company recorded consulting expense of $13,550 during the first quarter of 2000.

     During the fourth quarter of 2000, the Company added one person to its Advisory Board and granted to him 25,000 stock options to purchase common shares at $1.09. As the Advisory Board members did not provide services to the Company, no consulting expense was recorded as of December 31, 2000.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 12 - COMMON STOCK (Continued)

     Warrants issued for services
     ----------------------------
     During June 2001, the Company granted warrants for 100,000 shares of the Company's common stock at an exercise price of $.25 per share to two consultants. No compensation expense was recorded, as the exercise price was greater than the share price at date of grant.

     During November 2001, the Company granted warrants for 415,000 shares of the Company's common stock at an exercise price of $.01 per share to various investors. The Company recorded $12,450 of compensation expense for these warrants.

     During November 2001, the Company granted warrants for 152,500 shares of the Company's common stock at an exercise price of $.01 per share for services rendered. The Company recorded $4,575 of compensation expense for these warrants.

     During January 2000, the Company issued 70,000 warrants to purchase common shares to various consultants in consideration for past and future services. The warrants were granted at an exercise price of $1.37 and expire three years from grant. 40,000 of the warrants were vested upon grant and 30,000 of the warrants will vest at discretion of the Board of Directors.

     During January 2000, the Company issued 800,000 warrants and 100,000 warrants respectively, to four strategic partners in consideration for past and future services. The stock warrants were granted at an exercise price of $1.37, were fully vested at time of grant, and expire three years from grant.

     During 2000, the Company added two persons to its Advisory Board who were each offered a package granting 25,000 warrants to purchase common shares at $3.125 per share, vesting immediately upon grant. These options expire three years from grant.

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

     During 2000, the Company issued 150,000 warrants to Mediacom, Inc. to purchase common shares at $3.125, vesting immediately with a three year term for consulting services. The value of the warrants were recorded as a charge to consulting expense of $328,500.

     Based on the fair market value of the common stock on the date of issuance and the fair value of the services performed, the Company recorded total expense for the above

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 12 - COMMON STOCK (Continued)

     transactions of approximately $617,000, including the Mediacom, Inc. consulting expense of $328,500 as noted above, for stock, options, and warrants issued for services rendered as of December 31, 2000.

NOTE 13 - STOCK OPTION PLAN

     In September 1999, the Company adopted a Stock Option Plan (the "Plan") initially reserving an aggregate of 3,000,000 shares of the Company's common stock (the "Available Shares") for issuance pursuant to the exercise of stock options ("Options") which may be granted to employees and consultants to the Company.

     The Plan provides for the granting at the discretion of the Board of Directors of both qualified incentive stock options and non-qualified stock options. Consultants may receive only non-qualified stock options. The maximum term of the stock options are three to five years and generally vest proportionately throughout the term of the option.

     The Company's option activity for the years ended December 31, 2001 and 2000 is as follows:

                                                          2001          2000
                                                       ----------    ----------
     Options outstanding-beginning of the year          1,580,000     1,575,000
     Granted during the year                            5,400,000       556,000
     Exercised during the year                           (510,000)     (120,000)
     Canceled during the year                          (3,060,000)     (431,000)
                                                       ----------    ----------
     Options outstanding- December 31, 2000 and 2001    3,410,000     1,580,000
                                                       ==========    ==========

     Options exercisable at December 31, 2000 and 2001  3,010,000     1,338,480
     Weighted average exercise price                         $.36         $1.15
     Weighted average remaining life                    3.0 month    9.6 months


     All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant. In accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's financial statements for the years ended December 31, 2001 and 2000. Had compensation cost for stock-based compensation been recorded based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended December 31, 2001 and 2000 would have been reduced to the proforma amounts presented below:

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 13 - STOCK OPTION PLAN (Continued)

                                                         2001          2000
                                                      ----------    ----------
     Net loss:
        As reported                                    ($974,881)  ($2,873,421)
        Proforma                                     ($1,173,337)  ($3,060,671)

     Net loss per share:
        As reported                                       ($0.09)       ($0.35)
        Proforma                                          ($0.13)       ($0.37)

     The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2001 and 2000: expected life of 10 years, expected volatility of 231.9%, risk-free interest rate of 3.0%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 2001 was $.11.

     The fair value of option grants is estimated as of the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2000 was: expected life of 5 years, expected volatility of 0%, risk-free interest rate of 6.0%, and a 0% dividend yield. The weighted average fair value at date of grant for options granted during 2000 was $0.

NOTE 14 - TREASURY STOCK

     Treasury stock as of December 31, 2001 and 2000 consists of 400,000 shares of the Company's common stock issued to HOFP as consideration for the Company's 85% ownership interest. The additional paid-in capital was estimated during consolidation.

NOTE 15 - PRIOR PERIOD ADJUSTMENT

     During the year ended December 31, 2001, the Company recorded 1,441,650 shares of its common stock as being issued and outstanding. These shares were never issued and the Company has decreased additional paid-in capital and accumulated deficit by $41,240 and $42,282, respectively, as well as recording 400 shares of treasury stock. (See note 14).

NOTE 16 - LOSS ON SALE OF MARKETABLE SECURITIES

     The Company owned 2,050 shares of Triple Tree Trust AG, a publicly traded Swiss corporation (TTT-SW), an affiliate of a related party at December 31, 1999. The marketable securities carrying amount and fair market value was $514,150 at December 31, 1999. The Company sold these shares in during the year ended December31, 2000 at a loss of $160,995 which is reflected in the consolidated statements of operations.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 17 - SUBSEQUENT EVENTS

     On January 2, 2002, the Company entered into a Consulting Agreement with a term ending January 1, 2003, which provides for 1,000,000 shares of the Company's common stock at $.015 per share.

     On January 15, 2002, the Company entered into a Consulting Agreement with a term ending January 14, 2003, which provides for 400,000 shares of the Company's common stock at $.01 per share.

     On February 5, 2002, the Company entered into a Consulting Agreement with a term ending January 31, 2003, which provides for 10,200,000 shares of the Company's common stock at $.01 per share.

     On February 5, 2002, the Company entered into a Consulting Agreement with a term ending January 31, 2003, which provides for 2,400,000 shares of the Company's common stock at $.01 per share.

     Throughout the first quarter of 2002, the Company has been reviewing numerous entertainment projects and is in discussions relating to several strategic alliances and strategic mergers and/or acquisitions of companies.

     During January 2002, the Company raised $25,000 of additional capital through the issuance of 25 shares of Series A Preferred Stock in AOSE that is convertible into common shares of the Company at a liquidation preference of $1,000 per share, plus any outstanding but unpaid dividends.