Form 10QSB
period 2002-03-31
HOLLYWOOD PARTNERS COM INC
filed 2002-05-20
CIK 859916

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the quarterly period ended MARCH 31, 2002


              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the transition period from _________ to _________



                        Commission File Number 000-24755



                          HOLLYWOOD PARTNERS.COM, INC.
              -----------------------------------------------------
              Exact name of Registrant as specified in its charter)


          DELAWARE                                           33-0379106
-------------------------------                           ----------------
(State or other Jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)


            1925 CENTURY PARK EAST, 5TH FLOOR, LOS ANGELES, CA 90067
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (310) 552-0555
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding twelve months ended December 31, 1998 (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past ninety days.     Yes: [X]    No: [_]

The number of shares of the Registrant's Common Stock, par value $.001 per share outstanding on May 17, 2002 is 49,236,903.
================================================================================

                          HOLLYWOOD PARTNERS.COM, INC.

                                    CONTENTS




                         PART 1 - FINANCIAL INFORMATION

           ----------------------------------------------------------


ITEM 1.    Consolidated Financial Statements:

           Balance Sheets
           March 31, 2002 (unaudited) and December 31, 2001 .............     3

           Statements of Operations (unaudited)
           Three Month Periods Ended March 31, 2002 and 2001 ............     4

           Statement of Stockholders' Deficiency (unaudited)
           Three Month Period Ended March 31, 2002 ......................     5

           Statements of Cash Flows (unaudited)
           Three Month Periods Ended March 31, 2002 and 2001 ............     6

           Notes to the Financial Statements ............................  7-17


ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .................................... 18-19




                           PART II - OTHER INFORMATION

           ----------------------------------------------------------


Signature ...............................................................    20

                  HOLLYWOOD PARTNERS.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31,        DECEMBER 31,
                                                                         2002              2001
                                                                     ------------      ------------
                                                                      (unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS
Cash and cash equivalents                                            $    346,881      $    459,573
Restricted cash                                                                --            66,643
Prepaid expenses and other current assets                                  15,407            11,629
                                                                     ------------      ------------
    Total current assets                                                  362,288           537,845
                                                                     ------------      ------------
Property and Equipment
  Computer equipment                                                       52,678            46,684
  Less accumulated depreciation                                           (30,294)          (28,352)
                                                                     ------------      ------------
    Total property and equipment                                           22,384            18,332
                                                                     ------------      ------------

Security deposit                                                           66,643                --
                                                                     ------------      ------------
    TOTAL ASSETS                                                     $    451,315      $    556,177
                                                                     ============      ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
CURRENT LIABILITIES
Accounts payable and accrued expenses                                $    381,229      $    445,168
Capital lease obligations - Current                                        16,060            16,060
Notes payable                                                             430,982           430,982
Convertible notes payable                                                  50,000            50,000
Due to related parties                                                    424,516           415,516
                                                                     ------------      ------------
    Total Liabilities                                                   1,302,787         1,357,726
                                                                     ------------      ------------

COMMITMENTS AND CONTINGENCIES                                                  --                --

MINORITY INTEREST                                                         253,000           225,750
                                                                     ------------      ------------
STOCKHOLDERS' DEFICIENCY
Convertible preferred stock, cumulative 7%, $.001 par value;
  5,000,000 shares authorized: 600 shares issued and outstanding                1                 1
Common stock, $.001 par value; 50,000,000 shares authorized;
  49,236,903 and 9,936,903 shares issued and outstanding                   49,236             9,936
Treasury stock                                                                400               400
Additional paid-in capital                                              4,010,517         3,627,317
Deferred compensation                                                    (311,375)               --
Accumulated deficit                                                    (4,853,251)       (4,664,953)
                                                                     ------------      ------------
    Total Stockholders' Deficiency                                     (1,104,472)       (1,027,299)
                                                                     ------------      ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   $    451,315      $    556,177
                                                                     ============      ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                          HOLLYWOOD PARTNERS.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                     ------------------------------
                                                                         2002              2001
                                                                     ------------      ------------
Net revenues                                                         $         --      $         --
                                                                     ------------      ------------

Operating expenses
  Research and development                                                     --             5,633
  Sales and marketing                                                          --            21,208
  General and administrative                                              217,969           355,011
                                                                     ------------      ------------
     Total operating expenses                                             217,969           381,852
                                                                     ------------      ------------

     Loss from operations                                                (217,969)         (381,852)

Interest expense                                                          (12,104)           (5,250)
                                                                     ------------      ------------

Loss before extroadinary item                                            (230,073)         (387,102)

Gain on settlement of accounts payable net of income tax expense           41,775                --
                                                                     ------------      ------------

Net loss                                                             $   (188,298)     $   (387,102)
                                                                     ============      ============

Basic and diluted net loss per common share:
     Loss before extraordinary item:                                 $      (0.00)     $      (0.04)
     Extraordinary gain on settlement of accounts payable                    0.00                --
                                                                     ------------      ------------
Basic and diluted net income (loss) per common share                 $      (0.00)     $      (0.04)
                                                                     ============      ============

Basic and diluted  weighted average shares of common stock             49,236,903        10,903,017
                                                                     ============      ============



                   The accompanying notes are an integral part
                    of the consolidated financial statements

                  HOLLYWOOD PARTNERS.COM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                                                                                           TOTAL
                               PREFERRED STOCK        COMMON STOCK                  ADDITIONAL                          STOCKHOLDER'
                             ------------------  ---------------------  TREASURY    PAID-IN     DEFERRED   ACCUMULATED     EQUITY
                              SHARES    AMOUNT     SHARES      AMOUNT    STOCK      CAPITAL   COMPENSATION   DEFICIT    (DEFICIENCY)
                             -------- ---------  ----------  ---------  --------  ----------- ------------ -----------  -----------
Balance, December 31, 2000
  restated                        600 $       1   8,882,350  $   8,882  $    400  $ 3,317,746 $         -- $(3,690,072) $  (363,043)

Issuance of common stock for
  services                         --        --     230,000        230        --       74,870           --          --       75,100

Issuance of common stock for
  debt issuance costs              --        --      50,000         50        --        4,450           --          --        4,500

Issuance of warrants               --        --          --         --        --       17,025           --          --       17,025

Exercise of cashless options       --        --     341,220        341        --         (341)          --          --           --

Exercise of warrants               --        --     200,000        200        --      199,800           --          --      200,000

Issuance of common stock for
  convertible debt                 --        --     233,333        233        --       34,767           --          --       35,000

Preferred dividends                --        --          --         --        --      (21,000)          --          --      (21,000)

Net loss                           --        --          --         --        --           --           --    (974,881)    (974,881)
                             -------- ---------  ----------  ---------  --------  ----------- ------------ -----------  -----------
Balance, December 31, 2001        600         1   9,936,903      9,936       400    3,627,317           --  (4,664,953)  (1,027,299)

Stock issued for services
  (unaudited)                      --        --  39,300,000     39,300        --      383,200           --          --      422,500

Deferred compensation              --        --          --         --        --           --     (311,375)         --     (311,375)

Net loss (unaudited)               --        --          --         --        --           --           --   (188,298)     (188,298)
                             -------- ---------  ----------  ---------  --------  ----------- ------------ -----------  -----------
Balance, March 31, 2002
(unaudited)                       600 $       1  49,236,903  $  49,236  $    400  $ 4,010,517 $   (311,375)$(4,853,251) $(1,104,472)
                             ======== =========  ==========  =========  ========  =========== ============ ===========  ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                  HOLLYWOOD PARTNERS.COM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                 FOR THE 3 MONTHS ENDED MARCH 31,
                                                                                 -------------------------------
                                                                                    2002                 2001
                                                                                 ----------           ----------
Cash flows from operating activities:
    Net loss                                                                     $ (188,298)          $ (387,102)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     1,942                3,894
    Stock issued for services                                                            --               52,060
Changes in operating assets and liabilities:
    Prepaid expenses and other current assets                                       107,347               14,113
    Accounts payable and accrued expenses                                           (63,940)             154,926
                                                                                 ----------           ----------
    Cash flow used in operating activities                                         (142,949)            (162,109)
                                                                                 ----------           ----------

Cash flows from investing activities:
    Purchase of computer equipment                                                   (5,993)                  --
                                                                                 ----------           ----------
    Cash flow provided by (used in) investing activities                             (5,993)                  --
                                                                                 ----------           ----------

Cash flows from financing activities:
    Increase in due to related parties                                                9,000              (22,100)
    Proceeds from common stock                                                           --              200,000
    Proceeds from issuance of preferred stock AOSE                                   27,250                   --
    Repayment of notes payable                                                           --               (2,088)
    Proceeds from notes payable                                                          --              (13,082)
                                                                                 ----------           ----------
    Cash flow provided by financing activities                                       36,250              162,730
                                                                                 ----------           ----------

Increase (decrease) in cash and cash equivalents                                   (112,692)                 621
Cash and cash equivalents, beginning                                                459,573                  524
                                                                                 ----------           ----------

Cash and cash equivalents, ending                                                $  346,881           $    1,145
                                                                                 ==========           ==========

Supplemental information:
Cash paid for:
    Income Taxes                                                                 $       --           $       --
                                                                                 ==========           ==========
    Interest expense                                                             $       --           $       --
                                                                                 ==========           ==========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation
          ---------------------
          The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

          For further information, refer to the financial statements and footnotes included in Form 10-KSB for the year ended December 31, 2001.

          The accompanying consolidated financial statements include the accounts of Hollywood Partners.com, Inc. and Subsidiaries (the "Company"), organized under the laws of the State of Delaware on August 31, 1989, and the following subsidiaries:

          a) Avenue of the Stars Entertainment, Inc. ("AOSE"), organized under the laws of the State of Nevada on October 22, 2001 (owned 100% by the Company);

          b) Hall of Fame Pro, Inc. ("HOFP") organized under the laws of the State of Delaware on May 22, 2000 (inactive), (owned 85% by the Company); and

          c) Hollywood Partners, Inc ("HPI") organized under the laws of the State of California on August 7, 1995 (inactive)(owned 100% by the Company).

          All significant intercompany accounts and transactions have been eliminated in consolidation.

          Line of Business
          ----------------
          The Company was a marketing and promotions company building a family of content, community and commerce Internet Websites. In October 2001, a subsidiary, AOSE, was formed setting the direction of the Company as a development, production, film financing company that has been exploring the acquisition of intellectual properties for the purpose of developing, structuring and partnering for future productions. The Company is also seeking strategic investments for financing existing production projects, as well as projects that are looking for bridge financing or additional production capital. As of March 31,

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          2002, the Company is exploring the possibility of merging with or acquiring potential businesses.

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

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Long-Lived Assets
          -----------------
          SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined that there are no impairment losses as of March 31, 2002 and 2001.

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

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)



NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Recent Accounting Pronouncements
          --------------------------------
          On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on January 1, 2002.

          On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002.

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

          During August 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The effect of adoption of this standard on Company's results of operations and financial positions is being evaluated.



NOTE 2 -  LIQUIDITY AND GOING CONCERN

          The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)



NOTE 2 -  LIQUIDITY AND GOING CONCERN (Continued)

          America, which contemplate continuation of the Company as a going concern.

          Since its inception, the Company has suffered recurring losses from operations. As of March 31, 2002, the Company incurred a net loss of ($188,298), has working capital deficiency of $940,499 and a stockholder's deficiency of $1,104,472. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has begun taking the following actions to improve their financial condition:

          The Company's subsidiary, AOSE, is a development, production, film financing company who has been exploring the possible acquisitions of intellectual properties for the purpose of developing and structuring for future productions. As of March 31, 2002, no acquisitions have occurred. The Company is also seeking strategic investments for financing existing production projects, as well as projects that are looking for bridge financing or additional production capital. In addition to the day-to-day operations of the existing entertainment company, the Company is actively seeking a company acquisition or merger to further enhance the overall entertainment business vision.

          The Company is attempting to raise additional capital to meet future financial obligations, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations. The financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.



NOTE 3 -  RESTRICTED CASH / SECURITY DEPOSIT

          A subsidiary of the Company had restricted cash totaling $66,643. During January 2002, an irrevocable Letter of Credit was opened totaling $66,643 expiring December 31, 2002 which was used as a security deposit on the subsidiary's lease dated December 2001. During the second year of the lease, the security deposit will be reduced to $33,321.



NOTE 4 -  RELATED PARTY TRANSACTIONS

          Due to Related Party
          --------------------
          The Company had the following related party transactions with certain officers, directors, consultants, shareholders and employees as follows:

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)




NOTE 4 -  RELATED PARTY TRANSACTIONS (Continued)

                                            MARCH 31,       DECEMBER 31,
                                          ------------      ------------
                                              2002              2001
                                          ------------      ------------
          a)   Mark Beychok               $    280,802      $    280,802
          b)   Mel Beychok                      22,021            22,021
          c)   Valerie Broadbent                81,193            72,193
          d)   Linda Dellavechia                28,000            28,000
          e)   Nikolas Konstant                 12,500            12,500
                                          ------------      ------------
                                          $    424,516      $    415,516
                                          ============      ============

          a) Mark Beychok, the former Chairman of the Board, is due a total of $280,802 from the Company as of March 31, 2002. This balance is comprised of the following:

               1) advances to the Company totaling $58,542 for overhead and operating expenses;

               2) On September 5, 2001, the Company entered into a promissory note for $37,995.35, plus interest accruing at 10% per annum for prior advances made to the Company. The Board of Directors has authorized the promissory note to be updated from time to time to account for any additional amounts loaned to the Company. At March 31, 2002, $2,265 of interest has been accrued on the note.

               3) unpaid consulting fees on Mr. Beychok's Consulting Agreement dated October 1, 2000, which totaled $183,000 and $183,000 for the three months ending March 31, 2002 and December 31, 2001, respectively.

          b) Mel Beychok, the father of the former Chairman of the Board, loaned the Company $22,021 for overhead and operating expenses during the year ended December 31, 2001. On September 5, 2001, the Company entered into a promissory note for $21,310.61, plus interest accruing at 10% per annum. At March 31, 2002, $710 of interest has been accrued on the note.

          c) Valerie Broadbent, a director and officer of the Company, as of March 31, 2002 and December 31, 2001, was owed $77,000 and $68,000 on her Employment Agreement amended January 4, 2001. In addition, Ms. Broadbent is owed $4,193 in expenses not reimbursed as of March 31, 2002.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)



NOTE 4 -  RELATED PARTY TRANSACTIONS (Continued)

          d) Linda Dellavechia, a shareholder of the Company, was owed $28,000 as of March 31, 2002 and December 31, 2001, relating to unpaid consulting fees.

          e) On November 30, 2001, the Company entered into an Employment Agreement with Nikolas Konstant. The term of the Agreement is for two years with total compensation of $300,000 payable with up to 20,000,000 shares of the Company's common stock. At March 31, 2002, 16,000,000 shares had been issued. The Company has accrued $32,500 of compensation expense and has recorded a prepaid expense of $140,000 on the shares issued to date.

          Related Party Stock Issuances
          -----------------------------
          During the three months ending March 31, 2002, various issuances of the Company's common stock, options and warrants have been made to several related parties for services performed. (See notes 11 and 12).



NOTE 5 -  NOTES PAYABLE

                                            MARCH 31,       DECEMBER 31,
                                          ------------      ------------
                                              2002              2001
                                          ------------      ------------
          a)   Promissory notes           $    429,857      $    429,857
          b)   Vendor note                       1,125             1,125
                                          ------------      ------------
                                          $    430,982      $     14,555
                                          ============      ============

          a) On September 1, 2001, the Company entered into three note and warrant purchase agreements for the purchase of the Company's 8% promissory notes due on March 31, 2002. During November 2001, the Company received proceeds on these notes totaling $429,857 and the due date was changed to May 31, 2002. These notes included warrants to purchase 415,000 shares of the Company's common stock at an exercise price of $.01 per share. The placement agent was paid a fee of $42,986 on this transaction. In addition, the placement agent received a warrant to purchase 152,500 shares of the Company's common stock at an exercise price of $.01 per share. (See note 11)

          b)   As of March 31, 2002 and December 31, 2001, the Company has a
               note in the amount of $1,125 and $1,125 owing to a vendor of the Company.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)



NOTE 6 -  CONVERTIBLE NOTES PAYABLE

          In August 2001, the Company issued a Convertible Note to an investor for $50,000, bearing interest at 7% per annum, due 180 days after receipt of funds. The Holder of the Note has the option to convert it into shares of Series C Preferred Stock of the Company at any time at or after the close of business on the maturity date at 85% of the 30-day average closing bid for the Company's common stock for the 20 days immediately preceding the conversion date, with a floor of $.25 per share. As additional consideration for entering into this Note, Holder received fifty thousand (50,000) shares of the Company's common stock. (See note 12). As of March 31, 2002, the Note has not been converted.



NOTE 7 -  COMMITMENTS AND CONTINGENCIES

          Lease agreements
          ----------------
          During December 2001, a subsidiary of the Company entered into a new lease for its office premises which expires on February 27, 2007. For a security deposit, the landlord was issued an irrevocable letter of credit for $66,643 during the first quarter of 2002 which will be reduced to $33,321 after one year. (See note 3.)

          Employment contracts
          --------------------
          On October 1, 2000, the Company entered into an Employment Agreement with the Corporate Secretary / Chief Administrative Officer (CAO) through September 30, 2003, which provides for an annual salary of $72,000, with a two-year renewable option at the election of the CAO. Effective January 1, 2001, the CAO's annual salary is $84,000. In September 2001, the Corporate Secretary / CAO was appointed a Director and President of the Company. The terms of the original Employment Agreement remain unchanged. The Company is in arrears $77,000 on the Employment Agreement.

          On December 1, 2001, the Company entered into an Employment Agreement with the Chief Executive Officer through November 30, 2003, which provides for a lump sum salary of $300,000 payable in the form of 20,000,000 shares of the Company's common stock. On February 26, 2002, the CEO was issued 16,000,000 shares of the Company's common stock. For the three months ended March 31, 2002, the Company has recognized $20,000 in expense on the contract.

          Consulting agreements
          ---------------------
          On October 1, 2000, the Company entered into a Consulting Agreement with the former Chairman of the Board with a term ending September 30, 2003, which provides for an annual fee of $185,000 and monthly car allowance of $1,750. As of March 31, 2002, the Company is in arrears $183,000 for the three months ended 2002 on the Consulting Agreement.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)



NOTE 7 -  COMMITMENTS AND CONTINGENCIES (Continued)

          On December 14, 2001, the Company entered into a Consulting Agreement with a term ending January 1, 2003, which provides for 4,500,000 shares of the Company's common stock at $.015 per share. For the three months ended March 31, 2002, the Company has recognized $16,875 in expense.

          On December 15, 2001, the Company entered into a Consulting Agreement with a term ending January 1, 2003, which provides for 400,000 shares of the Company's common stock at $.015 per share. For the three months ended March 31, 2002, the Company has recognized $1,500 in expense.

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

          The landlord at the Company's former headquarter offices at 1800 Avenue of the Stars, Los Angeles, California, Duesenberg Investment Company, has a money judgment for approximately $27,000 for outstanding amounts still owed for the lease on the premises. The total amount owing as of March 31, 2002, is approximately $42,000 which the Company has accrued in accounts payable and accrued expenses.



NOTE 8 -  CONVERTIBLE PREFERRED STOCK

          AOSE Series A Preferred Stock
          -----------------------------
          In November and December 31, 2001 and January of 2002, the Company sold 250 shares of AOSE's convertible Series A Preferred Stock, with liquidation preference of $1,000 per share to three investors/consultants for $250,000. The cumulative preferred shares have a 4% cumulative dividend and are convertible into common shares of the Company equal to a liquidation preference per share of $1,000 plus any outstanding but unpaid dividends, at the time of conversion, which may occur at any time after 270 days after the purchase by buyer. The Company's shares in AOSE are pledged to the preferred shareholders in AOSE and are held in escrow until such time as the AOSE preferred shareholders convert into the Company's common stock or are redeemed. The Preferred Stock is redeemable at the election of the Company, at any time beginning 90 days after purchase by Buyer. The redemption price is equal to the liquidation preference per share, plus 4.0%, plus accrued but unpaid dividends, if any. As of March 31,

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)



NOTE 8 -  CONVERTIBLE PREFERRED STOCK (Continued)

          2002, minority interest totaled $253,000 which includes $3,000 of accrued interest.

          HP Series A Preferred In December 1999, the Company sold 600 shares of convertible preferred stock to Triple Tree, an affiliate of Terra Listed, Ltd., a related party, for $300,000. The convertible preferred shares have a 7% cumulative dividend and are convertible into common shares at $4.00 per share for one year after issuance at the holder's discretion or at the Company's discretion if the Company's common stock is trading at $6.00 per share for five consecutive days. The Company has accrued amounts due for dividends of $45,169 and $21,000 at March 31, 2002 and 2001, respectively.



NOTE 9 -  COMMON STOCK

          Common stock issued for services
          --------------------------------

          On January 2, 2002, the Company entered into a Consulting Agreement with a term ending January 1, 2003, which provides for 1,000,000 shares of the Company's common stock at $.015 per share. For the three months ended March 31, 2002, the Company recognized $3,750 in expense.

          On January 15, 2002, the Company entered into a Consulting Agreement with a term ending January 14, 2003, which provides for 400,000 shares of the Company's common stock at $.01 per share. For the three months ended March 31, 2002, the Company recognized $4,000 in expense.

          On February 5, 2002, the Company entered into a Consulting Agreement with a term ending January 31, 2003, which provides for 10,200,000 shares of the Company's common stock at $.01 per share. For the three months ended March 31, 2002, the Company recognized $17,000 in expense.

          On February 5, 2002, the Company entered into a Consulting Agreement with a term ending January 31, 2003, which provides for 2,400,000 shares of the Company's common stock at $.01 per share. For the three months ended March 31, 2002, the Company recognized $4,000 in expense.

          Based on the fair market value of the common stock on the date of issuance and the fair value of the services performed, the Company recorded total expense for the above transactions of approximately $28,750, for stock issued for services rendered as of March 31, 2002.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)




NOTE 10 - TREASURY STOCK

          Treasury stock as of March 31, 2002 and 2001, consists of 400,000 shares of the Company's common stock issued to HOFP as consideration for the Company's 85% ownership interest. The additional paid-in capital was eliminated during consolidation.



NOTE 11 - PRIOR PERIOD ADJUSTMENT

          During the year ended December 31, 2001, the Company recorded 1,441,650 shares of its common stock as being issued and outstanding. These shares were never issued and the Company has decreased additional paid-in capital and accumulated deficit by $41,240 and $42,282, respectively, as well as recording 400 shares of treasury stock. (See note 14).



NOTE 12 - EXTRAORDINARY GAIN

          The Company recorded an extraordinary gain of $41,775 for the three months ended March 31, 2002, which reflects the forgiveness of debt by vendors and consultants.

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

Three Months Ended March 30, 2002 and 2001
------------------------------------------

RESULTS OF OPERATIONS:

Throughout the first quarter of 2002, the Company has been reviewing numerous entertainment projects and is in discussions relating to several strategic alliances and strategic mergers and/or acquisitions of companies. Because the Company shut down its Internet marketing strategy and severely cut back overhead and operations in 2001, comparisons of the first quarter of 2002 and 2001 may not be meaningful.

NET REVENUES

For the three months ended March 31, 2002 and 2001, there were no net sales due to the Company's shutting down its marketing and promotions business on the Internet and the change in the Company's direction.

RESEARCH AND DEVELOPMENT

For the three month period ended March 31, 2002, research and development expenses were $0, compared to $5,633 for the three month period ended March 31, 2001, a decrease of $5,633 or 100%. This decrease was due to the change in Company strategy.

SALES AND MARKETING

Total sales and marketing expenses for the three months ended March 31, 2002, were $0 compared to $21,208 for the three months ended March 31, 2001, a decrease of $21,208, or 100%. This decrease is primarily due to the winding down previous operations and change in the Company's strategy.

GENERAL AND ADMINISTRATIVE

For the three months ended March 31, 2002, total general and administrative expenses were $217,969 compared to $355,011 for the three months ended March 31, 2001, a decrease of $137,042, or 50.4%. This decrease is due to the decrease of staffing and administrative expenses to execute the Company's business strategy.


LIQUIDITY AND CAPITAL RESOURCES
                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                     2002              2001
                                                  ----------        ----------
Net Cash Used in Operations                       $ (142,949)       $ (162,109)
Net Cash Used in Investing Activities                 (5,993)               --
Net Cash Provided from Financing Activities           36,250           162,730
Working Capital Deficit                              940,499          (663,819)

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


                          HOLLYWOOD PARTNERS.COM, INC.
                          ----------------------------
                                   (Company)


                              /s/ Nikolas Konstant
                          ----------------------------
                                Nikolas Konstant
                             Chief Executive Officer


                            /s/ Valerie A. Broadbent
                          ----------------------------
                              Valerie A. Broadbent
                                  President and
                             Chief Financial Officer





                               Date: May 20, 2002