Form 10QSB
period 2002-06-30
HOLLYWOOD PARTNERS COM INC
filed 2002-08-19
CIK 859916

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2002


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number 000-24755


                          HOLLYWOOD PARTNERS.COM, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                       33-0379106
             --------                                       ----------
   (State or other Jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                     Identification Number)

     1925 CENTURY PARK EAST, 5TH FLOOR, LOS ANGELES, CA          90067
     --------------------------------------------------          -----
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

                             Yes: [X]    No: [ ]

The number of shares of the Registrant's Common Stock, par value $.001 per share outstanding on August 16, 2002 is 49,236,903.
================================================================================

                          HOLLYWOOD PARTNERS.COM, INC.

                                    CONTENTS

                         PART 1 - FINANCIAL INFORMATION


ITEM 1.    Consolidated Financial Statements (Unaudited):

           Consolidated Balance Sheets
           June 30, 2002 (unaudited) and December 31, 2001                   3

           Consolidated Statements of Operations (unaudited)
           Three Months Ended June 30, 2002 and 2001                         4
           Six Months Ended June 30, 2002 and 2001

           Consolidated Statement of Stockholders' Deficiency (unaudited)
           Six Months Ended June 30, 2002                                    5

           Consolidated Statements of Cash Flows (unaudited)
           Six Months Ended June 30, 2002 and 2001                           6

           Notes to the Consolidated Financial Statements (unaudited)       7-16


ITEM 2.

            Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      17-18


                           PART II - OTHER INFORMATION


ITEM 6.

            Exhibits                                                         19


Signature                                                                    19

                  HOLLYWOOD PARTNERS.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 June 30,     December 31,
                                                                  2002            2001
                                                               -----------    -----------
                                                               (unaudited)
                                     ASSETS
                                     ------
CURRENT ASSETS
Cash and cash equivalents                                      $   116,553    $   459,573
Restricted cash                                                       --           66,643
Investment in marketable securities                                     84           --
Notes receivable                                                   106,500           --
Due from related party                                               2,500           --
Prepaid expenses and other current assets                            1,572         11,629
                                                               -----------    -----------
    Total current assets                                           227,209        537,845
                                                               -----------    -----------
Property and Equipment
  Computer equipment                                                52,678         46,684
  Less accumulated depreciation                                    (33,620)       (28,352)
                                                               -----------    -----------
    Total property and equipment                                    19,058         18,332
                                                               -----------    -----------

Security deposit                                                    66,643           --
                                                               -----------    -----------
  TOTAL ASSETS                                                 $   312,910    $   556,177
                                                               ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

LIABILITIES
Accounts payable and accrued expenses                          $   398,656    $   445,168
Capital lease obligations                                             --           16,060
Notes payable                                                      430,982        430,982
Convertible notes payable                                           50,000         50,000
Due to related parties                                             423,981        415,516
                                                               -----------    -----------
    Total Liabilities                                            1,303,619      1,357,726
                                                               ===========    ===========


MINORITY INTEREST                                                  255,765        225,750
                                                               -----------    -----------
STOCKHOLDERS' DEFICIENCY
Convertible preferred stock; cumulative 7%, $.001 par
 value; 5,000,000 shares authorized: 600 shares issued
 and outstanding                                                         1              1
Common stock; $.001 par value; 50,000,000 shares
 authorized; 49,236,903 and 9,936,903 shares issued
 and outstanding                                                    49,236          9,936
Treasury stock                                                        (400)          (400)
Additional paid-in capital                                       4,011,317      3,628,117
Deferred compensation                                             (233,083)          --
Accumulated deficit                                             (5,073,545)    (4,664,953)
                                                               ===========    ===========
  Total Stockholders' Deficiency                                (1,246,474)    (1,027,299)
                                                               ===========    ===========
  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $   312,910    $   556,177
                                                               ===========    ===========

  The accompanying notes are an integral part of the consolidated financial statements.

                  HOLLYWOOD PARTNERS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                For the Three Months Ended       For the Six Months Ended
                                                                          June 30,                        June 30,
                                                               ----------------------------    ----------------------------
                                                                   2002            2001            2002            2001
                                                               ------------    ------------    ------------    ------------
Net revenue                                                    $       --      $       --      $       --      $       --
                                                               ------------    ------------    ------------    ------------
Operating expenses
  Research and development                                             --              --              --             5,633
  Sales and marketing                                                  --              --              --            21,208
  General and administrative                                        261,726         243,751         479,695         599,012
                                                               ------------    ------------    ------------    ------------
    Total operating expenses                                        261,726         243,751         479,695         625,853
                                                               ------------    ------------    ------------    ------------
   Loss from operations                                            (261,726)       (243,751)       (479,695)       (625,853)

Other income (expense)
  Interest income                                                     2,217            --             2,217            --
  Interest expense                                                  (16,570)           --           (28,674)         (5,250)
  Gain on sale of marketable securities                              48,786            --            48,786            --
  Other income                                                        7,000            --             7,000            --
                                                               ------------    ------------    ------------    ------------
    Total other income (expense)                                     41,433            --            29,328          (5,250)
                                                               ------------    ------------    ------------    ------------
Loss before provision for income taxes and extraordinary item      (220,293)       (243,751)       (450,367)       (631,103)
Provision for income taxes                                             --              --              --              --
                                                               ------------    ------------    ------------    ------------
Loss before extraordinary item                                     (220,293)       (243,751)       (450,367)       (631,103)

Gain on settlement of payables, net of tax                             --              --            41,775            --
                                                               ------------    ------------    ------------    ------------
Net loss                                                       $   (220,293)   $   (243,751)   $   (408,592)   $   (631,103)
                                                               ============    ============    ============    ============

Basic and diluted loss per common share:
   Loss before extraordinary item                              $       --      $      (0.02)   $      (0.01)   $      (0.06)
   Extraordinary gain on settlement of payables                        --              --              --              --
                                                               ------------    ------------    ------------    ------------
Basic and diluted loss per common share                        $       --      $      (0.02)   $      (0.01)   $      (0.06)
                                                               ============    ============    ============    ============
Basic and diluted  weighted average shares of common stock       49,236,903      10,903,017      49,236,903      10,903,017
                                                               ============    ============    ============    ============

                The accompanying notes are an integral part of the consolidated financial statements.

                  HOLLYWOOD PARTNERS.COM, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY

                                                        Preferred Stock              Common Stock
                                                   -------------------------   -------------------------     Treasury
                                                      Shares        Amount        Shares        Amount        Stock
                                                   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2000, restated                       600   $         1     8,882,350   $     8,882   $      (400)

Issuance of common stock for services                     --            --         230,000           230          --

Issuance of common stock for debt issuance costs          --            --          50,000            50          --

Issuance of warrants                                      --            --            --            --            --

Exercise of cashless options                              --            --         341,220           341          --

Exercise of warrants                                      --            --         200,000           200          --

Issuance of common stock for convertible debt             --            --         233,333           233          --

Preferred dividends                                       --            --            --            --            --

Net loss                                                  --            --            --            --            --
                                                   -----------   -----------   -----------   -----------   -----------
Balance, December 31, 2001                                 600             1     9,936,903         9,936          (400)

Stock issued for services                                 --            --      39,300,000        39,300          --

Deferred compensation                                     --            --            --            --            --

Net loss                                                  --            --            --            --            --
                                                   -----------   -----------   -----------   -----------   -----------
Balance, June 30, 2002 (unaudited)                         600   $         1    49,236,903   $    49,236   $      (400)
                                                   ===========   ===========   ===========   ===========   ===========

                                                                                                Total
                                                    Additional                                Stockholders'
                                                     Paid-In      Deferred     Accumulated      Equity
                                                     Capital    Compensation     Deficit     (Deficiency)
                                                   -----------   -----------   -----------   -----------
Balance, December 31, 2000, restated               $ 3,318,546   $      --     $(3,690,072)  $  (363,043)

Issuance of common stock for services                   74,870          --            --          75,100

Issuance of common stock for debt issuance costs         4,450          --            --           4,500

Issuance of warrants                                    17,025          --            --          17,025

Exercise of cashless options                              (341)         --            --            --

Exercise of warrants                                   199,800          --            --         200,000

Issuance of common stock for convertible debt           34,767          --            --          35,000

Preferred dividends                                    (21,000)         --            --         (21,000)

Net loss                                                  --            --        (974,881)     (974,881)
                                                   -----------   -----------   -----------   -----------
Balance, December 31, 2001                           3,628,117          --      (4,664,953)   (1,027,299)

Stock issued for services                              383,200          --            --         422,500

Deferred compensation                                     --        (233,083)         --        (233,083)

Net loss                                                  --            --        (408,592)     (408,592)
                                                   -----------   -----------   -----------   -----------
Balance, June 30, 2002 (unaudited)                 $ 4,011,317   $  (233,083)  $(5,073,545)  $(1,246,474)
                                                   ===========   ===========   ===========   ===========

        The accompanying notes are an integral part of the consolidated financial statements.

                  HOLLYWOOD PARTNERS.COM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                For the Six Months Ended
                                                                                        June 30,
                                                                                  2002            2001
                                                                              ------------    ------------
Cash flows from operating activities:
    Net loss                                                                  $   (408,592)   $   (631,103)
Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization                                                    5,268           6,394
    Stock issued for consulting fees earned                                        189,417          52,060
    Gain on settlement of payables                                                 (48,786)
    Interest expense on AOSE series A preferred stock                                5,015
Changes in operating assets and liabilities:
        Decrease in prepaid expenses and other current assets                       10,057          58,155
        Increase (decrease) in accounts payable and accrued expenses                (1,786)        260,815
                                                                              ------------    ------------
         Cash flow used for operating activities                                  (249,407)       (253,679)
                                                                              ------------    ------------

Cash flows from investing activities:
        Proceeds from sale of marketable securities, net                               (84)           --
        Increase in notes receivable                                              (106,500)           --
        Purchase of computer equipment                                              (5,994)           --
                                                                              ------------    ------------
         Cash flow used for investing activities                                  (112,578)           --
                                                                              ------------    ------------

Cash flows from financing activities:
        Increase in due from related party                                          (2,500)           --
        Increase (decrease) in due to related parties                               (3,535)         26,003
        Increase in bank overdraft                                                    --             7,321
        Proceeds from issuance of common stock                                        --           200,000
        Proceeds from sale of AOSE series A preferred stock                         25,000
        Repayment of notes payable                                                    --            (2,088)
        Proceeds from notes payable                                                   --            21,919
                                                                              ------------    ------------
         Cash flow provided by financing activities                                 18,965         253,155
                                                                              ------------    ------------

Decrease in cash and cash equivalents                                             (343,020)           (524)

Cash and cash equivalents, beginning                                               459,573             524
                                                                              ------------    ------------
Cash and cash equivalents, ending                                             $    116,553    $       --
                                                                              ============    ============
Supplemental information:
Cash paid for:
   Income taxes                                                               $       --      $       --
                                                                              ============    ============
   Interest expense                                                           $       --      $       --
                                                                              ============    ============

  The accompanying notes are an integral part of the consolidated financial statements.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation
          ---------------------
          The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

          The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

          b) Hall of Fame Pro, Inc. ("HOFP") organized under the laws of the State of Delaware on May 22, 2000 (inactive), (owned 85% by the Company); and

          c) Hollywood Partners, Inc. ("HPI") organized under the laws of the State of California on August 7, 1995 (inactive) (owned 100% by the Company).

          All significant intercompany accounts and transactions have been eliminated in consolidation.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2002
                                   (Unaudited)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Line of Business
          ----------------
          The Company was a marketing and promotions company building a family of content, community and commerce Internet Websites. In October 2001, a subsidiary, AOSE, was formed setting the direction of the Company as a development, production, and film financing company that has been exploring the acquisition of intellectual properties for the purpose of developing, structuring and partnering for future productions. The Company is also seeking strategic investments for financing existing production projects, as well as projects that are looking for bridge financing or additional production capital. As of June 30, 2002, the Company is exploring the possibility of merging with or acquiring potential businesses.

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

          Equity Securities
          -----------------
          The Company accounts for investment in accordance with SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," which classifies investments as trading securities, available for sale securities, and held to maturity securities. SFAS No. 115 requires unrealized holding gains and losses for available-for-sale securities to be excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized.

          Non-marketable securities are carried at cost, unless the Company believes and has reason to believe that the securities should be valued at some lower basis due to impairment of realization.

          Loss Per Share
          --------------
          SFAS No. 128, "Earnings Per Share," requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted LPS gives effect to all dilutive potential common

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2002
                                   (Unaudited)

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Loss Per Share (continued)
          --------------
          shares outstanding and all shares held in treasury during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

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

          In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ('SFAS No. 145"). This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that statment, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2002
                                   (Unaudited)

NOTE 2    LIQUIDITY AND GOING CONCERN

          The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

          Since its inception, the Company has suffered recurring losses from operations. As of June 30, 2002, the Company incurred a net loss of $408,592, has a working capital deficiency of $1,076,410 and a stockholders' deficiency of $1,246,474.

          These factors raise substantial doubt about the Company's ability to continue as a going concern. Management has begun taking the following actions to improve their financial condition:

          The Company's subsidiary, AOSE, is a development, production, and film financing company who has been exploring the possible acquisitions of intellectual properties for the purpose of developing and structuring for future productions. As of June 30, 2002, no acquisitions have occurred. The Company is also seeking strategic investments for financing existing production projects, as well as projects that are looking for bridge financing or additional production capital. In addition to the day-to-day operations of the existing entertainment company, the Company is actively seeking a company acquisition or merger to further enhance the overall entertainment business vision.

          The Company is attempting to raise additional capital to meet future financial obligations, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations. These financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 3    RESTRICTED CASH / SECURITY DEPOSIT

          A subsidiary of the Company had restricted cash totaling $66,643. During January 2002, an irrevocable Letter of Credit was opened totaling $66,643 expiring December 31, 2002, which was used as a security deposit on the subsidiary's lease dated December 2001. During the second year of the lease, the security deposit will be reduced to $33,321.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2002
                                   (Unaudited)

NOTE 4    NOTES RECEIVABLE

          The Company had four short-term notes receivable totaling $106,500 as of June 30, 2002 bearing interest at the rate of 10% per annum.

NOTE 5    RELATED PARTY TRANSACTIONS

          The Company had the following related party transactions with certain officers, directors, consultants, shareholders and employees as follows:

          Due from Related Party
          ----------------------
          As of June 30, 2002, the Company advanced $2,500 to a shareholder.

          Due to Related Party
          --------------------
                                                  June 30,        December 31,
                                                    2002              2001
                                                -----------       -----------
               a)   Mark Beychok                $   282,702       $   280,802
               b)   Mel Beychok                      23,086            22,021
               c)   Valerie Broadbent                90,193            72,193
               d)   Linda Dellavechia                28,000            28,000
               e)   Nikolas Konstant                    --             12,500
                                                -----------       -----------
                                                $   423,981       $   415,516
                                                ===========       ===========

          a) Mark Beychok, the former Chairman of the Board, is due a total of $282,702 from the Company as of June 30, 2002. This balance is comprised of the following:

               1) advances to the Company totaling $58,542 for overhead and operating expenses;
               2) On September 5, 2001, the Company entered into a promissory note for $37,995, plus interest accruing at 10% per annum for prior advances made to the Company. The Board of Directors has authorized the promissory note to be updated from time to time to account for any additional amounts loaned to the Company. At June 30, 2002, $3,165 of interest has been accrued on the note; and
               3) unpaid consulting fees on Mr. Beychok's Consulting Agreement dated October 1, 2000, which totaled $183,000 for the six months ended June 30, 2002.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2002
                                   (Unaudited)

NOTE 5    RELATED PARTY TRANSACTIONS (Continued)

          b) Mel Beychok, the father of the former Chairman of the Board, loaned the Company $22,021 for overhead and operating expenses during the year ended December 31, 2001. On September 5, 2001, the Company entered into a promissory note for $21,311, plus interest accruing at 10% per annum. At June 30, 2002, $1,775 of interest has been accrued on the note.

          c) Valerie Broadbent, a director and officer of the Company, as of June 30, 2002 and December 31, 2001, was owed $92,000 and $68,000, respectively, on her Employment Agreement amended January 4, 2001. In addition, Ms. Broadbent is owed $4,193 in expenses not reimbursed as of June 30, 2002.

          d) Linda Dellavechia, a shareholder of the Company, was owed $28,000 as of June 30, 2002, relating to unpaid consulting fees.

          Related Party Stock Issuances
          -----------------------------
          During the six months ended June 30, 2002, various issuances of the Company's common stock, options and warrants have been made to several related parties for services performed. (See Note 10).

NOTE 6    NOTES PAYABLE
                                                  June 30,        December 31,
                                                    2002              2001
                                                -----------       -----------
               a)   Promissory notes            $   429,857       $   429,857
               b)   Vendor note                       1,125             1,125
                                                -----------       -----------
                                                $   430,982       $   430,982
                                                ===========       ===========

          a) On September 1, 2001, the Company entered into three note and warrant purchase agreements for the purchase of the Company's 8% promissory notes due on March 31, 2002. During November 2001, the Company received proceeds on these notes totaling $429,857 and the due date was changed to May 31, 2002. These notes were in default as of June 30, 2002.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2002
                                   (Unaudited)

NOTE 6    NOTES PAYABLE (CONTINUED)

          b) As of June 30, 2002 and December 31, 2001, the Company had a note in the amount of $1,125 owing to a vendor of the Company.

NOTE 7    CONVERTIBLE NOTES PAYABLE

          In August 2001, the Company issued a Convertible Note to an investor for $50,000, bearing interest at 7% per annum, due 180 days after receipt of funds. The Holder of the Note has the option to convert it into shares of Series C Preferred Stock of the Company which is convertible into common stock of the Company at any time at or after the close of business on the maturity date at 85% of the 30-day average closing bid for the Company's common stock for the 20 days immediately preceding the conversion date, with a floor of $.25 per share. As of June 30, 2002, the Note has not been converted.

NOTE 8    COMMITMENTS AND CONTINGENCIES

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

          The landlord at the Company's former headquarter offices at 1800 Avenue of the Stars, Los Angeles, California, Duesenberg Investment Company, has a money judgment for approximately $27,000 for outstanding amounts still owed for the lease on the premises. The total amount owing as of June 30, 2002 is approximately $42,000, which the Company has accrued in accounts payable and accrued expenses.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2002
                                   (Unaudited)

NOTE 9    CONVERTIBLE PREFERRED STOCK

          AOSE Series A Preferred Stock
          -----------------------------
          In November and December 31, 2001 and January of 2002, the Company sold an aggregate of 250 shares of AOSE's convertible Series A Preferred Stock with liquidation preference of $1,000 per share to three investors/consultants for $250,000. The cumulative preferred shares have a 4% cumulative dividend and are convertible into common shares of the Company equal to a liquidation preference per share of $1,000 plus any outstanding but unpaid dividends, at the time of conversion, which may occur at any time after 270 days after the purchase by buyer. The Company's shares in AOSE are pledged to the preferred shareholders in AOSE and are held in escrow until such time as the AOSE preferred shareholders convert into the Company's common stock or are redeemed. The Preferred Stock is redeemable at the election of the Company at any time beginning 90 days after purchase by Buyer. The redemption price is equal to the liquidation preference per share plus 4.0%, plus accrued but unpaid dividends, if any. As of June 30, 2002, minority interest totaled $255,765, which includes $5,765 of accrued interest.

NOTE 10   COMMON STOCK

          Common stock issued for services
          --------------------------------
          During 2002, the Company issued 4,400,000 shares of the Company's common stock at $.01 per share for services and recognized $44,000 of expense.

          On January 2, 2002, the Company entered into a Consulting Agreement with a term ending January 1, 2003, which provided for 1,000,000 shares of the Company's common stock at $.015 per share. For the six months ended June 30, 2002, the Company recognized $7,500 in expense.

          On January 2, 2002, the Company entered into a Consulting Agreement with a term ending January 1, 2003, which provided for 400,000 shares of the Company's common stock at $.015 per share. For the six months ended June 30, 2002, the Company recognized $3,000 in expense.

          On January 2, 2002, the Company entered into a Consulting Agreement with a term ending January 1, 2003, which provides for 4,500,000 shares of the Company's common stock at $.01 per share. For the six months ended June 30, 2002, the Company recognized $33,750 in expense.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2002
                                   (Unaudited)

NOTE 10   COMMON STOCK (Continued)

          Common stock issued for services (continued)
          --------------------------------
          On January 15, 2002, the Company entered into a Consulting Agreement with a term ending January 14, 2003, which provides for 400,000 shares of the Company's common stock at $.01 per share. For the six months ended June 30, 2002, the Company recognized $1,833 in expense.

          On November 30, 2001, the Company entered into an Employment Agreement with Nikolas Konstant. The term of the Agreement is for two years with total compensation of $300,000 payable with up to 20,000,000 shares of the Company's common stock. During January 2002, 16,000,000 shares had been issued. The Company has recognized $40,000 of compensation expense.

          On February 5, 2002, the Company entered into a Consulting Agreement with a term ending January 31, 2003, which provides for 10,200,000 shares of the Company's common stock at $.01 per share. For the six months ended June 30, 2002, the Company recognized $42,500 in expense.

          On February 5, 2002, the Company entered into a Consulting Agreement with a term ending January 31, 2003, which provides for 2,400,000 shares of the Company's common stock at $.01 per share. For the six months ended June 30, 2002, the Company recognized $10,000 in expense.

          Based on the fair market value of the common stock on the date of issuance and the fair value of the services performed, the Company recorded total expense for the above transactions of $182,583 for stock issued for services rendered as of June 30, 2002 and has deferred $233,083 of prepaid fees.

NOTE 11   PRIOR PERIOD ADJUSTMENT

          During the year ended December 31, 2001, the Company recorded 1,441,650 shares of its common stock as being issued and outstanding. These shares were never issued and the Company has decreased additional paid-in capital and accumulated deficit by $41,240 and $42,282, respectively, as well as recording 400 shares of treasury stock.

NOTE 12   EXTRAORDINARY GAIN

          The Company has not elected early adoption of SFAS No. 145 and, therefore, recorded an extraordinary gain of $41,775, net of tax, for the six months ended June 30, 2002, which reflects the forgiveness of debt by vendors and consultants.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  JUNE 30, 2002
                                   (Unaudited)

NOTE 13   INVESTMENTS

          During the six months ended June 30, 2002, the Company recognized a $48,786 realized gain on sale of marketable securities. As of June 30, 2002, the Company has 400 shares remaining of this equity security with a fair market value of $84.

NOTE 14   SUBSEQUENT EVENTS

          On August 5, 2002, the Company's Board of Directors authorized and approved the dismissal of Merdinger Fruchter Rosen & Company, PC ("MFRC") as the Company's independent accountants. During the Company's two most recent fiscal years and any subsequent interim period preceding the resignation, the Company has had no disagreements with MFRC on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure. The Company's Board of Directors authorized and approved the appointment of Stonefield Josephson, Inc. as its new independent auditors. This event was reported in the Company's Form 8-K filed on August 12, 2002.

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


Three Months and Six Months Ended June 30, 2002 and 2001
--------------------------------------------------------


RESULTS OF OPERATIONS

Throughout the first and second quarters of 2002, the Company has been reviewing numerous entertainment projects and is in discussions relating to several strategic alliances and strategic mergers and/or acquisitions of companies. Because the Company shut down its Internet marketing strategy and severely cut back overhead and operations in 2001, comparisons of the second quarter of 2002 and 2001 may not be meaningful.


NET REVENUES

For the three months and six months ended June 30, 2002 and 2001, there were no net sales due to the Company's shutting down its marketing and promotions business on the Internet and the change in the Company's direction.


RESEARCH AND DEVELOPMENT

For the three months and six months ended June 30, 2002, there were no research and development expenses due to the change in Company strategy.

SALES AND MARKETING

There were no sales and marketing expenses for the three months and six months ended June 30, 2002 due to the winding down previous operations and change in the Company's strategy.

GENERAL AND ADMINISTRATIVE

For the three months ended June 30, 2002, total general and administrative expenses were $261,726 compared to $243,751 for the three months ended June 30, 2001, an increase of $17,975. This increase is due to the increase in efforts to execute the Company's business strategy.

For the six months ended June 30, 2002, total general and administrative expenses were $479,695, compared to $599,012 for the six months ended June 30, 2001, a decrease of $119,317. This decrease is due to the Company's continuing efforts to keep expenses at a bare minimum.

LIQUIDITY AND CAPITAL RESOURCES
                                                       Six Months Ended
                                                           June 30,
                                                    2002              2001
                                                -----------       -----------
Net Cash Used for Operations                    $  (249,407)      $  (253,679)
Net Cash Used for Investing Activities             (112,578)              --
Net Cash Provided by Financing Activities            18,965           253,155
Working Capital Deficiency                       (1,076,410)         (857,217)

The Internet business has been shut down and the Company continues to suffer recurring losses. The Company is attempting to raise additional capital to meet future working capital requirements, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations.

SUBSEQUENT EVENTS

On August 5, 2002, the Company's Board of Directors authorized and approved the dismissal of Merdinger Fruchter Rosen & Company, PC ("MFRC") as the Company's independent accountants. During the Company's two most recent fiscal years and any subsequent interim periods preceding the resignation, the Company has had no disagreements with MFRC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company's Board of Directors authorized and approved the appointment of Stonefield Josephson, Inc. as its new independent auditors. This event was reported in the Company's Form 8-K filed on August 12, 2002.

                           PART II - OTHER INFORMATION


                                INDEX TO EXHIBITS

EXHIBIT
  NO.                         DESCRIPTION OF EXHIBIT
-------     --------------------------------------------------------------------

 99.1       Certification of Principal Executive Officer (filed herewith)
 99.2       Certification of Principal Financial Officer (filed herewith)



                          HOLLYWOOD PARTNERS.COM, INC.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          HOLLYWOOD PARTNERS.COM, INC.
                                    (Company)



                                          /s/ Nikolas Konstant
                                         -------------------------------------
                                         Nikolas Konstant
                                         Chief Executive Officer


                                          /s/ Valerie A. Broadbent
                                         -------------------------------------
                                         Valerie A. Broadbent
                                         President and Chief Financial Officer


                                         Date: August 19, 2002