Form 10QSB
period 2002-09-30
HOLLYWOOD PARTNERS COM INC
filed 2002-11-29
CIK 859916

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB


              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2002


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


                                 (310) 364-4614
                                 --------------
              (Registrant's telephone number, including area code)

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding twelve months ended December 31, 2001 (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

     Yes:     X          No:
            ----              -----

The number of outstanding shares of the Registrant's Common Stock, par value $.001 per share, on November 27, 2002 is 49,661,903.

                          HOLLYWOOD PARTNERS.COM, INC.

                                    CONTENTS
--------------------------------------------------------------------------------


                         PART 1 - FINANCIAL INFORMATION

ITEM 1.          Consolidated Financial Statements:

     Consolidated Balance Sheets
     September 30, 2002 (unaudited) and December 31, 2001            3

     Consolidated Statements of Operations (unaudited)
     Three Months Ended September 30, 2002 and 2001                  4
     Nine Months Ended September 30, 2002 and 2001

     Consolidated Statement of Stockholders' Deficiency (unaudited)
     Nine Months Ended September 30, 2002                            5

     Consolidated Statements of Cash Flows (unaudited)
     Nine Months Ended September 30, 2002 and 2001                   6

     Notes to the Consolidated Financial Statements (unaudited)      7-16

ITEM 2.

     Management's Discussion and Analysis of Financial Condition
     and Plan of Operations                                          17-19
--------------------------------------------------------------------------------


                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                       20

Item 2.     Changes in Securities                                   20

Item 3.     Defaults by the Company upon its
            Senior Securities                                       20

Item 4.     Submission of Matters to a Vote of
            Security Holders                                        20

Item 5.     Other Information                                       20

Item 6.     Exhibits and Reports on Form 8-K                        20

CERTIFICATIONS                                                      21-22

                 HOLLYWOOD PARTNERS.COM,  INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              September 30,   December 31,
                                                                   2002          2001
                                                               ------------  ------------
                                                               (unaudited)
                                    ASSETS
                                  ----------
CURRENT ASSETS:
Cash and cash equivalents                                      $     8,794   $   459,573
Restricted cash                                                          -        66,643
Investment in marketable securities                                     74             -
Notes receivable                                                    86,500             -
Due from related party                                               2,500             -
Prepaid expenses and other current assets                            5,759        11,629
                                                               ------------  ------------
    Total current assets                                           103,627       537,845
                                                               ------------  ------------

Property and Equipment:
  Computer equipment                                                52,677        46,684
  Less accumulated depreciation                                    (38,114)      (28,352)
                                                               ------------  ------------
    Total property and equipment                                    14,563        18,332
                                                               ------------  ------------

Other assets                                                        76,643             -
                                                               ------------  ------------

  TOTAL ASSETS                                                 $   194,833   $   556,177
                                                               ============  ============

                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY
               -------------------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued expenses                          $   246,044   $   445,168
Capital lease obligations                                           16,061        16,060
Notes payable                                                      430,982       430,982
Convertible note payable                                            50,000        50,000
Due to related parties                                             467,464       415,516
                                                               ------------  ------------
    Total current liabilities                                    1,210,551     1,357,726
                                                               ------------  ------------

COMMITMENTS AND CONTINGENCIES                                            -             -

MINORITY INTEREST                                                  258,265       225,750
                                                               ------------  ------------

STOCKHOLDERS' DEFICIENCY
Convertible preferred stock, cumulative 7%, $.001 par value;
  5,000,000 shares authorized; 600 shares issued and outstanding         1             1
Common stock, $.001 par value; 50,000,000 shares authorized;
  49,661,903 and 9,936,903 shares issued and
  outstanding, respectively                                         49,661         9,936
Treasury stock                                                        (400)         (400)
Additional paid-in capital                                       3,999,391     3,628,117
Deferred compensation                                             (158,458)            -
Accumulated deficit                                             (5,164,178)   (4,664,953)
                                                               ------------  ------------
  Total stockholders' deficiency                                (1,273,983)   (1,027,299)
                                                               ------------  ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $   194,833   $   556,177
                                                               ============  ============


     The accompanying notes are an integral part of the consolidated financial statements.

                  HOLLYWOOD PARTNERS.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Nine Months Ended          Three Months Ended
                                                                      September 30,               September 30,
                                                               ------------------------------------------------------
                                                                   2002          2001          2002          2001
                                                               ------------  ------------  ------------  ------------
Net revenue                                                    $         -   $         -   $         -   $         -
                                                               ------------  ------------  ------------  ------------

Operating expenses:
  Research and development                                               -         5,633             -             -
  Sales and marketing                                                    -        21,208             -             -
  General and administrative                                       737,182       908,138       299,262       309,126
                                                               ------------  ------------  ------------  ------------
    Total operating expenses                                       737,182       934,979       299,262       309,126
                                                               ------------  ------------  ------------  ------------

   Loss from operations                                           (737,182)     (934,979)     (299,262)     (309,126)
                                                               ------------  ------------  ------------  ------------

Other income (expense):
  Interest income                                                    6,404             -         4,187             -
  Interest expense                                                 (47,794)       (5,250)      (19,120)            -
  Gain on sale of marketable securities                             48,786             -             -             -
  Gain on settlement of payables, net                              223,571             -       223,571             -
  Other income (expense)                                             6,990             -           (10)            -
                                                               ------------  ------------  ------------  ------------
    Total other income (expense)                                   237,957        (5,250)      208,628             -
                                                               ------------  ------------  ------------  ------------

Loss before provision for income taxes                            (499,225)     (940,229)      (90,634)     (309,126)

Provision for income taxes                                               -             -             -             -
                                                               ------------  ------------  ------------  ------------

Net loss                                                       $  (499,225)  $  (940,229)  $   (90,634)  $  (309,126)
                                                               ============  ============  ============  ============

Basic and diluted loss per common share                        $     (0.01)  $     (0.09)  $     (0.00)  $     (0.03)
                                                               ============  ============  ============  ============

Basic and diluted weighted average common shares outstanding    44,870,236    10,903,017    49,241,527    10,704,200
                                                               ============  ============  ============  ============

     The accompanying notes are an integral part of the consolidated financial statements.

                  HOLLYWOOD PARTNERS.COM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                   Additional
                                                  Preferred Stock       Common Stock    Treasury     Paid         Deferred
                                                   Shares  Amount     Shares    Amount    Stock     Capital     Compensation
                                                   ------  -------  ----------  -------  -------  -----------  --------------
Balance, December 31, 2000, restated                  600  $     1   8,882,350  $ 8,882  $ (400)  $3,318,546   $           -

Issuance of common stock for services                   -        -     230,000      230       -       74,870               -

Issuance of common stock for debt issuance costs        -        -      50,000       50       -        4,450               -

Issuance of warrants                                    -        -           -        -       -       17,025               -

Exercise of cashless options                            -        -     341,220      341       -         (341)              -

Exercise of warrants                                    -        -     200,000      200       -      199,800               -

Issuance of common stock for convertible debt           -        -     233,333      233       -       34,767               -

Preferred dividends                                     -        -           -        -       -      (21,000)              -
                                                        -
Net loss                                                -        -           -        -       -            -               -
                                                   ------  -------  ----------  -------  -------  -----------  --------------

Balance, December 31, 2001, audited                   600        1   9,936,903    9,936    (400)   3,628,117               -

Issuance of common stock for services                   -        -  39,300,000   39,300       -      383,200               -

Deferred compensation                                   -        -           -        -       -            -        (158,458)

Issuance of common stock for extension of               -        -     425,000      425       -        3,825               -
     Notes Payable

Preferred dividends                                     -        -           -        -       -      (15,751)              -

Net loss (unaudited)                                    -        -           -        -       -            -               -
                                                   ------  -------  ----------  -------  -------  -----------  --------------

Balance, September 30, 2002, unaudited                600  $     1  49,661,903  $49,661  $ (400)  $3,999,391   $    (158,458)
                                                   ======  =======  ==========  =======  =======  ===========  ==============

                                                                    Total
                                                                 Stockholders'
                                                    Accumulated     Equity
                                                     Deficit     (Deficiency)
                                                   ------------  -------------
Balance, December 31, 2000, restated               $(3,690,072)  $   (363,043)

Issuance of common stock for services                        -         75,100

Issuance of common stock for debt issuance costs             -          4,500

Issuance of warrants                                         -         17,025

Exercise of cashless options                                 -              -

Exercise of warrants                                         -        200,000

Issuance of common stock for convertible debt                -         35,000

Preferred dividends                                          -        (21,000)

Net loss                                              (974,881)      (974,881)
                                                   ------------  -------------

Balance, December 31, 2001, audited                 (4,664,953)    (1,027,299)

Issuance of common stock for services                        -        422,500

Deferred compensation                                        -       (158,458)

Issuance of common stock for extension of                    -          4,250
     Notes Payable

Preferred dividends                                          -        (15,751)

Net loss (unaudited)                                  (499,225)      (499,225)
                                                   ------------  -------------

Balance, September 30, 2002, unaudited             $(5,164,178)   $(1,273,983)
                                                   ============  =============

     The accompanying notes are an integral part of the consolidated financial statements.

                  HOLLYWOOD PARTNERS.COM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                            ---------------------
                                                                                               2002        2001
                                                                                            ----------  ----------
Cash flows provided by (used for) operating activities:
    Net loss                                                                                $(499,225)  $(940,229)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
    Depreciation and amortization                                                               9,762       9,591
    Stock issued for consulting fees earned                                                   264,042      52,060
    Stock issued for convertible debt                                                               -       4,500
    Stock issued for extension of notes payable                                                 4,250           -
    Gain on settlement of payables, net                                                      (223,571)          -
    Notes receivable write-off                                                                 20,000           -
    Interest expense on AOSE Series A preferred stock                                           7,515           -
Changes in assets and liabilities:                                                                  -
    Increase in due from related party                                                         (2,500)          -
    Decrease in prepaid expenses and other current assets                                       5,870      58,155
    Increase in due to related parties                                                         51,948           -
    Increase in accounts payable and accrued expenses                                           8,697     514,631
                                                                                            ----------  ----------
            Net cash used for operating activities                                           (353,212)   (301,292)
                                                                                            ----------  ----------

Cash flows used for investing activities:
    Proceeds from sale of marketable securities, net                                              (74)          -
    Increase in notes receivable                                                             (106,500)          -
    Purchase of script option                                                                 (10,000)          -
    Purchase of computer equipment                                                             (5,993)          -
                                                                                            ----------  ----------
           Net cash used for investing activities                                            (122,567)          -
                                                                                            ----------  ----------

Cash flows provided by (used for) financing activities:
    Increase in bank overdraft                                                                      -       3,522
    Proceeds from loan from related parties                                                         -      29,503
    Proceeds from issuance of common stock                                                          -     200,000
    Proceeds from sale of AOSE Series A preferred stock                                        25,000           -
    Repayment of notes payable                                                                      -      (4,176)
    Proceeds from notes payable                                                                     -      71,919
                                                                                            ----------  ----------
          Net cash provided by financing activities                                            25,000     300,768
                                                                                            ----------  ----------

Decrease in cash and cash equivalents                                                        (450,779)       (524)

Cash and cash equivalents, beginning of period                                                459,573         524
                                                                                            ----------  ----------

Cash and cash equivalents, ending of period                                                 $   8,794   $       -
                                                                                            ==========  ==========

Supplemental disclosure of cash flow information:
   Income taxes paid                                                                        $       -   $       -
                                                                                            ==========  ==========
   Interest paid                                                                            $       -   $       -
                                                                                            ==========  ==========

Supplemental disclosure of non-cash financing activities:
   Dividends declared                                                                       $  15,750   $       -
                                                                                            ==========  ==========
   Shares issued for services                                                               $ 422,500   $       -
                                                                                            ==========  ==========

     The accompanying notes are an integral part of the consolidated financial statements.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

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

          The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

          Line of Business
          ----------------
          The Company was a marketing and promotions company building a family of content, community and commerce Internet Websites. In October 2001, a subsidiary, AOSE, was formed setting the direction of the Company as a development, production, and film financing company that has been exploring the acquisition of intellectual properties for the purpose of developing, structuring and partnering for future productions. The Company is also seeking strategic investments for financing existing production projects, as well as projects that are looking for bridge financing or additional production capital. As of September 30, 2002, the Company is exploring the possibility of merging with or acquiring potential businesses.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2002
                                   (Unaudited)

NOTE  1   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (Continued)

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

          Loss Per Share
          --------------
          SFAS No. 128, "Earnings Per Share," requires presentation of basic loss per share ("Basic LPS") and diluted loss per share ("Diluted LPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted LPS gives effect to all dilutive potential common shares outstanding and all shares held in treasury during the period. The computation of diluted LPS does not assume conversion, exercise or contingent exercise of securities (approximately 32,000,000 shares) that would have an anti-dilutive effect on losses. (See Notes 5, 9 and 10)

          Recent Accounting Pronouncements
          --------------------------------
          On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on January 1, 2002.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2002
                                   (Unaudited)


NOTE  1   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (Continued)

          Recent Accounting Pronouncements (continued)
          --------------------------------------------
          On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002.

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

          In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan, as previously required under Emerging Issues Task Force ("EITF") Issue 94-3. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2002
                                   (Unaudited)

NOTE  1   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (Continued)

          Recent Accounting Pronouncements (continued)
          --------------------------------------------
          December 31, 2002. The Company believes that this pronouncement will not have a significant impact on its results of operations or financial position.


NOTE 2    LIQUIDITY AND GOING CONCERN

          The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

          Since its inception, the Company has suffered recurring losses from operations. As of September 30, 2002, the Company incurred a net loss of $499,225, has a working capital deficiency of $1,106,924 and a stockholders' deficiency of $1,273,983.

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

          In August 2002, AOSE entered into an option agreement to purchase all copyrights, intellectual property rights, ownership rights and all other rights of any type and nature to the "Radical Rick" cartoon character ("Radical Rick Rights"). AOSE paid $10,000 for a twelve-month option to purchase the Radical Rick Rights for a total purchase price of $100,000, with the option payment applied towards the purchase price. AOSE anticipates developing the character into a video game, a motion picture and a potential new merchandising brand name.

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

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2002
                                   (Unaudited)


NOTE 3    RESTRICTED CASH / SECURITY DEPOSIT

          As of December 31, 2001, a subsidiary of the Company had restricted cash totaling $66,643. During January 2002, an irrevocable Letter of Credit was opened totaling $66,643 expiring December 31, 2002, which was used as a security deposit on the subsidiary's lease dated December 2001. During the second year of the lease, the security deposit will be reduced to $33,321.

NOTE 4     NOTES RECEIVABLE

          The Company had short-term notes receivable totaling $86,500 as of September 30, 2002, bearing interest at the rate of 10% per annum.

NOTE 5     RELATED PARTY TRANSACTIONS

          The Company had the following related party transactions with certain officers, directors, consultants, shareholders and employees as follows:

          Due from Related Party
          ----------------------
          As of September 30, 2002, the Company advanced $2,500 to a shareholder.

          Due to Related Parties
          ----------------------           September 30,   December 31,
                                          -------------    ------------
                                              2002             2001
                                              ----             ----

             a)     Mark Beychok           $307,652          $280,802
             b)     Mel Beychok              23,619            22,021
             c)     Valerie Broadbent        99,193            72,193
             d)     Linda Dellavechia        37,000            28,000
             e)     Nikolas Konstant              -            12,500
                                          ----------      -----------
                                           $467,464          $415,516
                                          ==========      ===========

               a) Mark Beychok, the former Chairman of the Board, is due a total of $307,652 from the Company as of September 30, 2002. This balance is comprised of the following:

                    1) Advances to the Company totaling $58,542 for overhead and operating expenses;

                    2) On September 5, 2001, the Company entered into a promissory note for $37,995, plus interest accruing at 10% per annum, for prior advances made to the Company. The note is convertible into shares of common stock of the Company at the Holder's option. The Board of Directors has authorized the promissory note to be updated from time to time to account for any additional amounts loaned to the Company. At September 30, 2002 and December 31, 2001, $4,115 and $3,165 of interest has been accrued on the note, respectively; and

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2002
                                   (Unaudited)


NOTE  5       RELATED  PARTY  TRANSACTIONS  (Continued)

                    3) unpaid consulting fees on Mr. Beychok's Consulting Agreement dated October 1, 2000, which totaled $207,000 and $183,000 for the nine months ended September 30, 2002 and for the year ended December 31, 2001, respectively.

               b) Mel Beychok, the father of the former Chairman of the Board, loaned the Company $22,021 for overhead and operating expenses during the year ended December 31, 2001. On September 5, 2001, the Company entered into a promissory note for $21,311, plus interest accruing at 10% per annum. The note is convertible into shares of common stock of the Company at the Holder's option. At September 30, 2002 and December 31, 2001, $2,308 and $710 of interest has been accrued on the note, respectively.

               c) Valerie Broadbent, a director and officer of the Company, as of September 30, 2002 and December 31, 2001, was owed $95,000 and $68,000, respectively, on her Employment Agreement amended January 4, 2001. In addition, Ms. Broadbent is owed $4,193 in expenses not reimbursed as of September 30, 2002 and December 31, 2001.

               d) Linda Dellavechia, a shareholder of the Company, was owed $37,000 and $28,000 as of September 30, 2002 and December 31, 2001, respectively, relating to unpaid consulting fees.

          Related Party Stock Issuances
          -----------------------------
          During the nine months ended September 30, 2002, various issuances of the Company's common stock, options and warrants have been made to several related parties for services performed. (See Note 10).

NOTE 6    NOTES PAYABLE

                                           September 30,      December 31,
                                           --------------      ------------
                                                2002               2001
                                           --------------      ------------
          a)     Promissory notes            $429,857            $429,857
          b)     Vendor note                    1,125               1,125
                                           --------------       ------------
                                             $430,982            $430,982
                                           ==============       ============

          a) On September 1, 2001, the Company entered into three note and warrant purchase agreements for the purchase of the Company's 8% promissory notes due on March 31, 2002. During November 2001, the Company received proceeds on these notes totaling $429,857 and the due date was changed to May 31, 2002. These notes were in default as of September 30, 2002. During the third quarter, the holders of the notes agreed to extend the due dates of the notes to November 2002. In September 2002, the holders of the

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2002
                                   (Unaudited)


NOTE 6    NOTES PAYABLE (Continued)

               notes were granted 425,000 restricted shares of the Company's common stock as consideration for extending the due dates of the notes.

               b) As of September 30, 2002 and December 31, 2001, the Company had a note in the amount of $1,125 owing to a vendor of the Company.

NOTE 7    CONVERTIBLE NOTE PAYABLE

          In August 2001, the Company issued a Convertible Note to an investor for $50,000, bearing interest at 7% per annum, due 180 days after receipt of funds. The Holder of the Note has the option to convert it into shares of Series C Preferred Stock of the Company, which is convertible into common stock of the Company any time at or after the close of business on the maturity date at 85% of the 30-day average closing bid for the Company's common stock for the 20 days immediately preceding the conversion date, with a floor of $.25 per share. As of September 30, 2002, the Note has not been converted.

NOTE 8    COMMITMENTS AND CONTINGENCIES

          Lease agreements
          ----------------
          During December 2001, a subsidiary of the Company entered into a new lease for its office premises which expires on February 27, 2007. For a security deposit, the landlord was issued an irrevocable letter of credit for $66,643 during the first quarter of 2002, which will be reduced to $33,321 after one year. (See Note 3)

          Contingencies
          -------------
          The landlord at the Company's former headquarter offices at 1800 Avenue of the Stars, Los Angeles, California, Duesenberg Investment Company, has a money judgment for approximately $27,000 for outstanding amounts still owed for the lease on the premises. The total amount owing as of September 30, 2002 is approximately $42,000, which the Company has accrued in accounts payable and accrued expenses.

NOTE 9    CONVERTIBLE PREFERRED STOCK

          AOSE Series A Preferred Stock
          -----------------------------
          In November and December of 2001 and January of 2002, the Company sold an aggregate of 250 shares of AOSE's convertible Series A Preferred Stock, with a liquidation preference of $1,000 per share, to three investors/consultants for $250,000. The cumulative preferred shares have a 4% cumulative dividend and are convertible into common shares of the Company equal to a liquidation preference per share of $1,000

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2002
                                   (Unaudited)


NOTE 9    CONVERTIBLE PREFERRED STOCK (Continued)

          AOSE Series A Preferred Stock (continued)
          -----------------------------------------
          plus any outstanding but unpaid dividends, at the time of conversion, which may occur at any time after 270 days after the purchase by buyer. The Company's shares in AOSE are pledged to the preferred shareholders in AOSE and are held in escrow until such time as the AOSE preferred shareholders convert into the Company's common stock or are redeemed. The Preferred Stock is redeemable at the election of the Company at any time beginning 90 days after purchase by Buyer. The redemption price is equal to the liquidation preference per share plus 4.0%, plus accrued but unpaid dividends, if any. As of September 30, 2002, minority interest totaled $258,265, which includes $8,265 of accrued interest.

NOTE 10   COMMON STOCK

          Common stock issued for services
          --------------------------------
          During 2002, the Company issued 4,400,000 shares of the Company's common stock at $.01 per share for services and recognized $44,000 of expense.

          On January 2, 2002, the Company entered into a Consulting Agreement with a term ending January 1, 2003, which provided for 1,000,000 shares of the Company's common stock at $.015 per share. For the nine months ended September 30, 2002, the Company recognized $ 11,250 in expense.

          On January 2, 2002, the Company entered into a Consulting Agreement with a term ending January 1, 2003, which provided for 400,000 shares of the Company's common stock at $.015 per share. For the nine months ended September 30, 2002, the Company recognized $ 4,500 in expense.

          On January 2, 2002, the Company entered into a Consulting Agreement with a term ending January 1, 2003, which provides for 4,500,000 shares of the Company's common stock at $.01 per share. For the nine months ended September 30, 2002, the Company recognized $50,625 in expense.

          On January 15, 2002, the Company entered into a Consulting Agreement with a term ending January 14, 2003, which provides for 400,000 shares of the Company's common stock at $.01 per share. For the nine months ended September 30, 2002, the Company recognized $3,000 in expense.

          On November 30, 2001, the Company entered into an Employment Agreement with Nikolas Konstant. The term of the Agreement is for two years with total compensation of $300,000 payable with up to 20,000,000 shares of the Company's common stock. During January 2002, 16,000,000 shares had been issued. For the nine months ended September 30, 2002, the Company has recognized $60,000 of compensation expense.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2002
                                   (Unaudited)


NOTE 10   COMMON STOCK (Continued)

          Common stock issued for services (continued)
          --------------------------------
          On February 5, 2002, the Company entered into a Consulting Agreement with a term ending January 31, 2003, which provides for 10,200,000 shares of the Company's common stock at $.01 per share. For the nine months ended September 30, 2002, the Company recognized $68,000 in expense.

          On February 5, 2002, the Company entered into a Consulting Agreement with a term ending January 31, 2003, which provides for 2,400,000 shares of the Company's common stock at $.01 per share. For the nine months ended September 30, 2002, the Company recognized $16,000 in expense.

          In September 2002, the Company issued 425,000 shares of the Company's common stock at $.01 per share to the holders of notes owed by the Company as consideration for the holders of the notes extending the due dates on the notes from May 31, 2002 to November 2002.

          Based on the fair market value of the common stock on the date of issuance and the fair value of the services performed, the Company recorded total expense for the above transactions of $264,092, for stock issued for services rendered as of September 30, 2002 and has deferred $158,458 of prepaid fees.

NOTE 11   PRIOR PERIOD ADJUSTMENT

          During the year ended December 31, 2001, the Company recorded 1,441,650 shares of its common stock as being issued and outstanding. These shares were never issued and the Company has decreased additional paid-in capital and accumulated deficit by $41,240 and $42,282, respectively, as well as recording 400 shares of treasury stock.

NOTE 12   INVESTMENTS

          During the nine months ended September 30, 2002, the Company recognized a $48,786 realized gain on sale of marketable securities. As of September 30, 2002, the Company has 400 shares remaining of this equity security with a fair market value of $74.

                          HOLLYWOOD PARTNERS.COM, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               SEPTEMBER 30, 2002
                                   (Unaudited)


NOTE 13   GAIN ON SETTLEMENT OF PAYABLES

          The Company has made an early election to adopt SFAS No. 145 and, therefore, has recorded a gain of $223,571 for the nine months ended September 30, 2002, which reflects the settlement of payables from various vendors and consultants.

NOTE 14   SUBSEQUENT EVENTS

          In November 2002, the Company filed an Information Statement: (1) amending the Certificate of Incorporation of the Company to change the Company's name to a name to be selected by the Board of Directors; (2) amending the Certificate of Incorporation of the Company to effect a reverse split of the Company's common stock in a ratio of not less than one for ten and not more than one for thirty, the exact ratio to be in the discretion of the Board of Directors, while leaving the number of shares which the Company is authorized to issue unchanged at 50,000,000; (3) approving the Company's 2002 Stock Compensation Program; and (4) authorizing the sale of the Company's subsidiaries, Hollywood Partners, Inc., Avenue of the Stars Entertainment, Inc, Hall of Fame Pro, Inc. and the domain name "Hollywood Partners.com." The proposals have each already been adopted by the holders of a majority of the issued and outstanding shares of common stock of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

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


Three Months and Nine Months Ended September 30, 2002 and 2001
--------------------------------------------------------------

Results of Operations

Throughout 2002, the Company has been reviewing numerous entertainment projects and is in discussions relating to several strategic alliances and strategic mergers and/or acquisitions of companies. Because the Company shut down its Internet marketing strategy and severely cut back overhead and operations in 2001, comparisons of the third quarter of 2002 and 2001 may not be useful.

In August 2002, AOSE entered into an option agreement to purchase all copyrights, intellectual property rights, ownership rights and all other rights of any type and nature in and to the "Radical Rick" cartoon character ("Radical Rick Rights"). AOSE paid $10,000 for a twelve-month option to purchase the Radical Rick Rights for a total purchase price of $100,000, with the option
payment applied towards the purchase price.   AOSE anticipates developing the
character into a video game, a motion picture and a potential new merchandising brand name.

Net Revenues

For the three month and nine month periods ended September 30, 2002 and 2001, there were no net sales due to the Company's shutting down its marketing and promotions business on the Internet and the change in the Company's direction.

Sales and Marketing

There were no sales and marketing expenses for the three months and nine months ended September 30, 2002, due to the winding down previous operations and change in the Company's strategy.

General and Administrative

For the three months ended September 30, 2002, total general and administrative expenses were $299,262 compared to $309,126 for the three months ended September
30, 2001, a decrease of $9,864.   This decrease is due to the Company's
continuing efforts to keep expenses at a bare minimum.

For the nine months ended September 30, 2002, total general and administrative expenses were $737,182, compared to $908,138 for the nine months ended September 30, 2001, a decrease of $170,956. This decrease is due to the Company's continuing efforts to keep expenses at a bare minimum.

Net Loss

For the three months ended September 30, 2002, net loss was $90,634 compared to $309,126 for the three months ended September 30, 2001, a decrease of $218,492.

For the nine months ended September 30, 2002, net loss was $499,225 compared to $940,229 for the nine months ended September 30, 2001, a decrease of $441,004.

Gain on Settlement of Payables

The Company has made an early election to adopt SFAS No. 145 and, therefore, has recorded a gain of $223,571 for the nine months ended September 30, 2002, which reflects the settlement of payables from various vendors and consultants.

Loss per Common Share

For the three months ended September 30, 2002, loss per common share was $0.00 compared to $0.03 for the three months ended September 30, 2001, a decrease of $0.03.

For the nine months ended September 30, 2002, loss per common share was $0.01 compared to $0.09 for the nine months ended September 30, 2001, a decrease of $0.08.


Liquidity and Capital Resources

                                                              Nine Months Ended
                                                                 September 30,
                                                               -----------------
                                                             2002               2001
                                                             ----                ----
   Net Cash Used for Operating Activities               $  (353,212)          $ ( 301,292)
   Net Cash Provided by (Used for) Investing Activities   ( 122,567)                   --
   Net Cash Provided by Financing Activities                 25,000               300,768
   Working Capital Deficiency                            (1,106,924)           (1,156,146)


The Internet business has been shut down and the Company continues to suffer recurring losses. The Company is attempting to raise additional capital to meet future working capital requirements, but may not be able to do so. Should the Company not be able to raise additional capital, it may have to severely curtail operations.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Plan of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts and accruals for other liabilities. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Subsequent Events

In November 2002, the Company filed an Information Statement: (1) amending the Certificate of Incorporation of the Company to change the Company's name to a name to be selected by the Board of Directors; (2) amending the Certificate of Incorporation of the Company to effect a reverse split of the Company's common stock in a ratio of not less than one for ten and not more than one for thirty, the exact ratio to be in the discretion of the Board of Directors, while leaving the number of shares which the Company is authorized to issue unchanged at 50,000,000; (3) approving the Company's 2002 Stock Compensation Program; and (4) authorizing the sale of the Company's subsidiaries, Hollywood Partners, Inc., Avenue of the Stars Entertainment, Inc, Hall of Fame Pro, Inc. and the domain name "Hollywood Partners.com." The proposals have each already been adopted by the holders of a majority of the issued and outstanding shares of common stock of the Company.



ITEM 3.          CONTROLS AND PROCEDURES

Based on the evaluation of the Company's disclosure controls and procedures by Nikolas Konstant, the Company's Chief Executive Officer, and Valerie A. Broadbent, the Company's Chief Financial Officer, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


Item 1.       Legal Proceedings.

                    None

Item 2.       Changes in Securities.

                    None

Item  3.       Defaults  by  the  Company  upon  its  Senior  Securities.

                    None.

Item 4.       Submission of Matters to a Vote of Security Holders.

                    None

Item 5.       Other Information.

                    None

Item 6.       Exhibits and Reports on Form 8-K.

                    None

                                  CERTIFICATION


     I, Nikolas Konstant, certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Hollywood Partners.com, Inc.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 27, 2002

                                          /s/Nikolas Konstant
                                   --------------------------
                                        Nikolas Konstant
                                     Chief Executive Officer

                                  CERTIFICATION


     I, Valerie A. Broadbent, certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Hollywood Partners.com, Inc.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 27, 2002

                                     /s/  Valerie A. Broadbent
                                   --------------------------------
                                        Valerie A. Broadbent
                                  President / Chief Financial Officer