Form 10KSB
period 2002-12-31
UNIVERSAL GUARDIAN HOLDINGS INC
filed 2003-04-15
CIK 859916

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

 X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
---

     For the fiscal year ended December 31, 2002

                                       OR


___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934 (NO FEE REQUIRED)

     For the transition period from _____ to _____


                          Commission File No. 000-24755
                                              ---------


                        UNIVERSAL GUARDIAN HOLDINGS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


          DELAWARE                                     33-0379106
-------------------------------            ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


            5759 FLEET STREET, SUITE 110, CARLSBAD, CALIFORNIA   92008
            ----------------------------------------------------------
               (Address of Principal Executive Offices)        (Zip Code)

                                 (760) 579-0808
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

                                  Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

State issuer's revenues for its most recent fiscal year:  $2,779,449.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock on April 11, 2003 was $22,451,554.

The number of shares outstanding of the issuer's common stock as of April 11, 2003 was 16,288,014.

Transitional  Small  Business  Disclosure  Format  (check one):  Yes ___ No  X
                                                                            ---

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

                                    OVERVIEW

Universal Guardian Holdings, Inc. (the "Company" or "UGHO") is a holding company which was incorporated in Delaware in 1989 under the name Guideline Capital Corporation. After its incorporation, the Company engaged in the business of locating an acquisition. An acquisition was effected when, effective September 13, 1999, pursuant to a Share Exchange and Reorganization Agreement, the Company acquired all of the issued and outstanding shares of Hollywood Partners, Inc., a California corporation, which was a wholly owned subsidiary of Vitafort International Corporation (OTCBB: VRFT). The Company changed its name to Hollywood Partners.com, Inc. and traded under the OTCBB symbol HLYP. Until the first quarter of 2001, the Company was a marketing and promotions company using entertainment-themed Websites which presented both proprietary and sourced content, while seeking to build relationships with Website visitors to collect their demographic and lifestyle information. This business model was abandoned and the various web-related businesses were discontinued in the first quarter of 2001 due to the collapse of many Internet companies and the Company's inability to generate significant revenues. The Company continued to seek an acquisition and find a new business model. The Company then engaged in the business of seeking to develop entertainment properties, and although rights were obtained, no revenues were realized and that business was disposed.

On December 31, 2002, a closing was held pursuant to a Share Exchange Agreement and Plan of Reorganization dated as of December 4, 2002 and the Amendment to Share Exchange Agreement and Plan Of Reorganization dated as of December 16, 2002 (the "Plan"), with Universal Guardian Corporation, a Nevada corporation founded in March 2001 ("UGC"), pursuant to which a change of control of the Registrant occurred. The Company changed its name to Universal Guardian Holdings, Inc. and trades under the OTCBB symbol UGHO. Pursuant to the Plan, an aggregate of 11,300,000 shares of the Registrant's common stock were issued to UGC's shareholders in exchange for all of the issued and outstanding shares of UGC. These shares represented approximately 70% of the Company's issued and outstanding stock. The transaction was accounted for as a reverse merger and accordingly, the historical financial statements presented are those of UGC.

Management was encouraged by our first full year of operations. During the course of the year, we recorded revenue of $2,779,449 and net losses of $1,331,111. The revenue reported during the year was derived from our progress on the design and installation of Waterside Security Systems (WSS) for the eight
U. S. Navy ports currently under contract. We are currently in the process of completing final quality inspections and documentation on the first of four port installations, and are now beginning installation staging for the remaining four ports. The first four ports are expected to be completed in April 2003. As of December 31, 2002, we had a remaining contract backlog (related to the eight original ports) of approximately $5.3 Million.

As a result of the U. S. Navy's findings and observations during the design and installation of the WSS at the first four ports, the Navy has requested additional proposals for WSS maintenance and training programs and additional ports. We expect these contract awards to be issued by the end of June 2003.

We believe that we are positioned to be a successful player in the defense, homeland and commercial security markets. Our expertise, products, and services include harbor, port and coastal security, global container tracking and scanning,  explosives  and  weapons  detection  systems,  special  weapons,  and facility security. Our patent pending UniGuard command, control and communications platform integrates surveillance, threat detection, asset/threat tracking and response capabilities to provide shared situational awareness, coordinated operational planning and execution, and optimized force deployment among military, law enforcement, government and emergency services organizations.

We currently provide our products and services to the United States Navy to protect its most important assets around the world. We are rapidly penetrating the expanding threat mitigation, anti-terrorism and critical infrastructure protection markets and are working to establish Universal Guardian as a premier provider of anti-terrorism, threat analysis services and security products and solutions worldwide.

                              PRODUCTS AND SERVICES

UNIGUARD

We develop and produce modular security solutions based on UniGuard, our proprietary platform architecture. UniGuard provides automated surveillance, tracking, threat identification, development of coordinated response and interdiction plans, and secure communications interoperability among decision-makers and tactical responders. UniGuard facilitates the delivery of critical information to key decision makers throughout the entire operational network.

UniGuard   facilitates  the  integrated  delivery  of  relevant  information  to appropriate parties throughout the entire operational network utilizing the following key components:

     o    High-resolution RADAR Systems
     o    Integrated SONAR Systems
     o    Unmanned Underwater Vehicles (UUV)
     o    Video and Thermal Camera Systems
     o    Explosives and Weapons Detection Systems
     o    Global Container Tracking Systems
     o    Shipboard Security and Safety Systems

The UniGuard platform is designed to be readily adapted to various security, surveillance, threat mitigation, and asset management applications. Our UniGuard systems can also be applied to critical infrastructure protection, passenger terminal security, commercial property security, and high-profile event security. Current applications include:

     o    Waterside Security
     o    Petroleum Asset Management and Security
     o    Security and Surveillance for Property Managers
     o    Terminal and Facilities Security


UniPark, a variation of UniGuard, provides multi-tenant facility asset security and surveillance. This system is marketed to apartment and condominium property owners and managers, and is sold on an annual and multi-year contract basis. We have several customers that have executed annual contracts and are scheduled to install systems beginning in late May of this year. Based on current market enthusiasm, we anticipate very strong and continued demand for this product.

UniGuard is an evolving product and commands a significant portion of our development efforts and engineering resources. We will continue to take advantage of both in-house and outside expertise to ensure rapid, cost-effective, and market-sensitive product enhancements.

SECURITY ASSESSMENT AND VULNERABILITY EVALUATIONS (SAVE)

Our Security Assessment and Vulnerability Evaluations (SAVE) provide customers with complete security solutions tailored to match their individual environmental and budgetary requirements. Conducted by career anti-terrorism and security experts, this proprietary process identifies and mitigates areas of vulnerability and recommends appropriate solutions for immediate and follow-on security improvements.

SAVE is complemented by a proprietary software package (validated by U.S. Government security agencies) that ensures rapid and accurate report generation. Each customer receives a Security Improvement Baseline Report and a comprehensive Executive Security Report, both of which meet stringent government reporting standards.

SAVE also provides a program plan for ongoing systems diagnostics, cyber security, network security, information warfare and corporate profiling. This ensures the long-term safety of the information and physical assets within an organization, and effectively positions Universal Guardian as the ideal provider of follow on security services and technology solutions.

As an optional addition to SAVE, we also offer an Aggressor Intrusion Survey, which provides physical penetration testing of installed security measures. This survey utilizes the extensive experience of former Special Operations professionals. Once existing security measures have been stress-tested, vulnerabilities are identified and necessary improvements are recommended. Management believes that no other company is better suited to understand the impact and application of technology on counter-terrorism than Universal Guardian.

SPECIAL WEAPONS - ALTERNATIVE USE OF FORCE

Today's increasingly unstable worldwide political climate has created a need for effective non-lethal and less-lethal solutions. Our Special Weapons Systems attempt to squarely address this need. Currently under development are a range of multi-market non-lethal personal protection and riot control products designed for law enforcement, military, government, private security, and consumer markets worldwide. These markets are demanding new and more effective methods to defuse civil unrest and subdue perpetrators without causing life-threatening injury to law enforcement personnel, innocent bystanders, or the perpetrator. Non-lethal weapons enhance military and law enforcement capabilities by enabling the soldier and police officer to respond with proportionate force. The tactical flexibility achieved ensures that the delicate balance between mission accomplishment, force protection, public sentiment, and equanimity of response remains stable.

The personal and home protection market offers the largest opportunity, as recent terrorist attacks in the United States have created a climate of fear. Since the World Trade Center attacks, gun sales in the U.S. have increased by 22%. However, many homeowners are conflicted between defending their family and possessing a deadly weapon. Our non-lethal weapons offer a viable solution to this dilemma. We are nearing the launch of StunLight, the first of our proprietary non-lethal weapons designed to be safe enough for home use yet effective enough to satisfy the stringent requirements of law enforcement personnel.

By leveraging our management's military, law enforcement, and weaponry expertise with leading-edge proprietary systems and our developing reputation as a preferred provider of state-of-the-art security systems to the U.S. Navy, we intend to successfully and rapidly penetrate the $1.1 billion international market opportunity for non-lethal and less-lethal weapons.

TERMINAL SECURITY PRODUCTS

Due to heightened customer interest in screening and trace detection devices, Universal Guardian recently added a comprehensive selection of private-branded metal detectors, cargo/parcel X-ray machines, and explosives/narcotics detectors to its product lineup. These products are are designed to be used as either stand-alone devices or integrated into the Uniguard systems and are manufactured for us by industry leaders under OEM agreements that ensure the "best possible" price points.

UNMANNED UNDERWATER VEHICLES (UUV)

We offer the Commando UUV as a complementary product to our maritime solutions. Over 10 years in the making, this unique system is designed to perform underwater inspection of dams, waterways, ships, and underwater structures. UUVs provide cost-effective and safe alternatives to situations that normally require human divers.

Designed to meet the needs of the most demanding government, military, and commercial customers, the Commando UUV offers a comprehensive list of standard features and unparalleled value. Commando offers features and options not found on similar systems, including side-scan SONAR, xenon auxiliary lights, and integration into Universal Guardian's UniGuard platform.

Commando is rated to depths up to 390 feet and is capable of speeds up to 1.35 knots, providing reliable, efficient operation. The system can go from its custom aluminum cases to full operation in minutes and can be left submerged indefinitely, ensuring that Commando is ready to be called into action when needed.

                            STRATEGIC BUSINESS GROUPS

Recently, we reorganized and streamlined our management team and business units in order to focus on developing and expanding our core business beyond Waterside Security and into broader markets. Additionally, by reducing the number of strategic business units (from five to three) and corresponding managers, we have significantly decreased operational overhead and increased operating efficiency.

MARITIME SECURITY GROUP

The Maritime Security Group was initiated through the acquisition of The Harbour Group, Inc. in August 2002. The Maritime Security Group has been capitalizing on the discernible need, especially with the U.S. Navy, for a single-source supplier of proprietary integrated maritime security solutions. Current target markets include U.S. government agencies, all departments within the military, corporations, and foreign governments. This group seeks to become the premier provider of maritime security assessments, surveillance, detection, and response solutions for the U.S. Navy. The systems and products currently being delivered under existing contracts with the Navy include proprietary security vulnerability diagnostics and asset protection programs, fully-integrated waterside security systems, and command and control systems. We believe that the credibility of our U.S. Navy waterside security installations will generate brand awareness to military, government, law enforcement, and commercial markets worldwide.

Our Maritime Security Group provides integrated maritime security systems, products and services worldwide. This group currently markets, installs, and maintains UniGuard Waterside Security Systems, Unmanned Underwater Vehicles, and Ocean Container Tracking and Scanning Systems. We are currently installing and maintaining port and harbor security systems that protect the U.S. Navy's most critical assets around the world. The Maritime Security Group and its UniGuard Waterside Security System are major components of the Navy's Critical Infrastructure Protection program. NATO countries have now begun to express significant interest in our waterside security system as the U.S Navy installations begin abroad. In addition, the U.S. Coast Guard is also considering our Waterside Security Systems to protect its most valuable assets.

SECURITY PRODUCTS AND SYSTEMS GROUP

Our Security Products and Systems Group provides security products, systems and services that are designed to meet existing and future military, government and law enforcement requirements. Product offerings include explosives and weapons detection systems, vehicle tracking systems, and non-lethal weapons systems. In addition, this Group also performs our proprietary Security Assessment and Vulnerability Evaluation process (SAVE), which is codified in proprietary software based upon the U.S. Department of Homeland Defense criteria for security effectiveness. The Group may perform stand-alone assessments and security evaluations for customers who do not desire a full security system installation due to budgetary constraints or inopportune timing. However, the primary objective is to perform assessments and evaluations in conjunction with a fully-integrated security system installation utilizing our products and services.

TECHNOLOGIES AND ENGINEERING GROUP

Our Technologies and Engineering Group designs, develops, and integrates the hardware, databases, software, and systems that make up the core of our proprietary UniGuard platform. This Group also researches and certifies third-party solutions for integration into UniGuard, and develops training and maintenance programs.

                             THE MARKET OPPORTUNITY

Terrorist attacks against the USS Cole, the Pentagon and the World Trade Center made apparent vast vulnerabilities in the methods and systems used to protect homeland assets and assets abroad. The need to detect, accurately identify and mitigate security risks requires immediate and effective security solutions. Our comprehensive suite of proprietary and patented anti-terrorism, law enforcement, military, force protection, and security solutions provide our customers with the tools necessary to significantly deter critical infrastructure security risks.

Market awareness of domestic and foreign security platform installations is creating customer demand in a number of NATO countries and international commercial organizations that require comprehensive, integrated security solutions.

We believe that our products and services address the unprecedented expanding national and international anti-terrorism and security markets in military, government and commercial market sectors worldwide. In the U.S. alone, new focus on the protection of interests and assets has created an expanding market for security products and services to address new security mandates. With over $90 billion in funds relating to homeland security made available in 2002, the U. S. Government is looking for immediate providers of comprehensive security solutions. We also believe that significantly larger market opportunities exist in the areas of national and international infrastructure protection, passenger terminal security, commercial asset protection, law enforcement, high-profile event security, and consumer home security. Management believes we are uniquely equipped to fill the needs of this rapidly expanding market opportunity.

Military

Our initial focal point with the military has been the installation of security systems in the U. S. Navy's most vulnerable ports, each of which harbors billions of dollars in assets, including nuclear warships and other materiel.

We are expanding our initial market focus to include the U.S. Coast Guard and other branches of the U.S. Armed Forces, as well as foreign governments and militaries. The addressable market for our services and proprietary technologies is vast: The target market includes 42 U.S. Navy harbors worldwide, 183 U.S. Coast Guard harbors, approximately 173 commercial shipping ports in the U.S., and 919 international harbors.

While we are presently working with the U.S. Navy to secure the top naval harbors around the world, we are also focusing on the U.S. Coast Guard as one of our next major customers. According to The Center for Strategic and International Studies' May 2002 publication, "The Uncertain Costs of Homeland
Defense: The Cost and Justification of the FY2003 Budget Submission," the Coast Guard's budget will rise from $5.4 billion to $6.9 billion in the near future. This includes an additional $406 million allocated to improve port security.

Government

We already have targeted key federal, state, and local government agencies in the U. S. and abroad (particularly those that support critical infrastructures) as potential purchasers of our services and products. Examples include airports, transportation facilities, government buildings, communications, and similar highly visible assets. These agencies need security assessments to demonstrate that they are in compliance with government security requirements and adequately prepared for potential terrorist actions.

Commercial Assets

We have identified several infrastructure design, management, and support markets as potential channels for our products and services. Using local infrastructure partners to integrate and install our systems, we will pursue potential customers in the following worldwide markets: oil and gas exploration and processing (drilling platforms and refineries), power plants (fossil and nuclear), commercial shipping (vessels and ports), telecommunications, cruise lines, commercial real estate and property management, commercial construction (contractors and architects), high-profile events (e.g., Olympics), and financial institutions. We are working with several strategic partners to rapidly penetrate these markets, and we expect to commence performance on these contracts by May of 2003.

Alternative Use-of-Force Products

Our non-lethal weapons are designed for law enforcement agencies, corrections facilities, public and private security, military, government, and consumer personal protection markets around the world. The market for these weapons is large and growing rapidly. The total market for smarter, safer, and less-lethal small arms is expected to total $1.1 billion by 2004, growing at an average annual growth rate of approximately 40% from 1999 to 2004 (Source: Business Communications Co., Study RGB-236: Smarter, Safer, Less-lethal Small Arms:
Technologies, Markets, and Futures 2000).

For the military and law enforcement, non-lethal weapons enable soldiers and officers to respond in an urban environment with proportionate force, ensuring the delicate balance between mission accomplishment, force protection, public sentiment and equanimity of response is preserved. Thus, military and law enforcement agencies markets worldwide have seen an increased demand for new and more effective methods to defuse civil unrest and subdue perpetrators without causing permanent injury to enforcement personnel, innocent bystanders, or to the perpetrator. With 4.9 million police officers worldwide (over 900,000 in the United States as of 1999), the potential law enforcement market for non-lethal products is significant (Source: Bureau of Justice Statistics 2002: At a Glance, U.S. Department of Justice, Office of Justice Programs).

Private Security

The private security market offers significant opportunities for our non-lethal products. Of the estimated 800,000 security guards employed in the U.S., less than 1% carry firearms (Source: Bill Cunningham, President of Hallcrest Systems, Inc., Association of Security and Intelligence Specialists, Law Enforcement Council Meeting, 2001). Private security guards generally lack adequate tactical and weapons training. Armed with lethal weapons but lacking adequate training, security guards pose significant risks. Our non-lethal products may significantly mitigate the myriad of political, legal, and personnel quandaries associated with discharging a lethal weapon in a confined and crowded environment.

Consumer

Comprised of more than 100 million households, the U.S. personal and home protection market offers us an expansive market for its non-lethal weapons. Many citizens find themselves conflicted between defending their family and having a lethal weapon in the home. We are positioning our non-lethal weapons as alternatives to conventional (lethal) self-protection devices that can be successfully targeted at the market for buyers of traditional firearms such as handguns, rifles, and shotguns and those who are adverse to firearms but need personal and home protection.

                                 OUR MANAGEMENT

Our management, Boards of Directors and Advisors have extensive command and leadership experience in military, law enforcement, advanced technologies, international business practices and White House administration.

Management and Board members have held positions of Chief Executive and Chief Operating Officers in the private sector, as well as Military and law enforcement assignments including: Chief of Police, SWAT Commander, Law Enforcement Captain, Navy Captain, FBI Instructor and Chemical Agents Instructor.

Recently, we reorganized and streamlined our management team and business units in order to focus on developing and expanding our core business beyond Waterside Security and into broader markets. Additionally, by reducing the number of strategic business units (from five to three) and corresponding managers, we have significantly decreased operational overhead and increased operating efficiency.

                                  RISK FACTORS

WE HAVE A NET LOSS FROM OUR INCEPTION AND HAVE A LIMITED OPERATING HISTORY UPON WHICH AN INVESTOR CAN EVALUATE OUR BUSINESS

To date, we have had limited revenues and has been principally engaged in research, development, organizational and startup activities. From the date of our inception on March 28, 2001 to December 31, 2002 we have experienced a cumulative net loss of $1,430,534. We have limited operating history upon which an investor may refer to for performance evaluation and assessment of the likelihood of our business success must be considered in light of the expenses, difficulties and delays frequently encountered in a first stage business. Our prospects must be considered speculative.

WE RECEIVED AN OPINION FROM OUR INDEPENDENT AUDITORS FOR THE YEAR ENDED DECEMBER 31, 2002 WHICH RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

Our consolidated financial statements for the year ended December 31, 2002, which are included in this Form 10-KSB, indicate that there was substantial doubt as of December 31, 2002 about our ability to continue as a going concern due to our need to generate cash from operations and obtain additional financing.

WE ARE DEPENDENT ON OUR PRESENT MANAGEMENT TO EXPAND OUR BUSINESS AND THE LOSS OF ANY OF THESE KEY EMPLOYEES COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS

Our success also depends in significant part on the continued services of our key officers. Current senior management, Michael Skellern, Dennis Cole, Richard Fields, Michael Briola, Joseph Celano and Lee Manko, deliver complementary military, law enforcement, consumer, international products and services development, and financial and marketing expertise. We have employment agreements in place with these individuals, which may aid us with employee retention. Losing one or more key personnel could harm our ability to operate profitably, since we would be forced to expend significant time and money attempting to recover from the loss of one of any of our key officers. Diverting working capital to the pursuit of replacement personnel could harm our ability to move forward with our business plan resulting in reduced profits.

WE MAY NEED ADDITIONAL FINANCING TO EXPAND OUR BUSINESS AND THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO OBTAIN ACCEPTABLE FINANCING IN THE FUTURE

If we are unable to generate revenue and profits as projected, we may require additional financing to fund our operations and our current plans for expansion. A financing may involve incurring debt or selling equity securities to raise money to pay for increased operating expenses and the implementation of our business strategy. Management cannot assure an investor that additional financing will be available to us on commercially reasonable terms, or at all. If we incur debt, the risks associated with our business and with owning our stock could increase. If we raise capital through the sale of equity securities, the percentage ownership of our current stockholders would be diluted. In addition, any new equity securities may have rights, preferences or privileges senior to current holders of our common stock. If we are unable to obtain additional financing, our ability to fund our operations and execute our business plan could be materially and adversely affected and an investor could lose all or a significant portion of their investment. Our inability to adequately fund our operations would also harm our ability to earn revenues.

WE WILL NEED TO HIRE ADDITIONAL QUALIFIED PERSONNEL TO EXPAND OUR BUSINESS AND THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO ATTRACT AND RETAIN QUALIFIED PERSONNEL

Our business requires uniquely trained and experienced professionals, and our success depends in large part upon our ability to attract, develop, motivate and retain highly skilled personnel. Qualified employees are a limited resource for the foreseeable future. As a new Company with little history, there can be no assurance that we will be able to engage the services of such personnel at competitive prices, or at all. If these qualified personnel are not successfully attracted to our company, our business will suffer.

WE PLAN TO GROW VERY RAPIDLY, WHICH MAY PLACE STRAINS ON OUR MANAGEMENT TEAM AND OTHER COMPANY RESOURCES

We expect to grow rapidly and significantly expand our operations. This growth may place a significant strain on our management systems and resources. We may not be able to implement our business strategy in a rapidly evolving market without an effective planning and management process. We have a short operating history and have not implemented sophisticated managerial, operational and financial systems and controls. We are required to manage multiple relationships with various strategic partners, technology licensors, users, advertisers and other third parties. These requirements will be strained in the event of rapid growth and there can be no assurance that our systems, procedures or controls will be adequate to support our operations or that our management will be able to manage growth effectively. To manage the expected growth of our operations and personnel, we will be required to significantly improve or replace existing managerial, financial and operational systems, procedures and controls, and to expand, train and manage our growing employee base. To accomplish these objectives, we will be required to expand our finance, administrative and operations staff. There can be no assurance that we will complete, in a timely manner, the improvements to our systems, procedures and controls necessary to support our future operations, that management will be able to hire, train, retain, motivate and manage the required personnel or that our management will be able to successfully identify, manage and exploit existing and potential market opportunities.

WE WILL FACE INCREASED COMPETITION FROM COMPETITORS THAT HAVE GREATER FINANCIAL, TECHNICAL AND MARKETING RESOURCES AND THESE COMPETITIVE FORCES MAY IMPACT OUR PROJECTED GROWTH

We may encounter a growing number of competitors in a rapidly changing industry. Many of these competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. As a result, certain of these competitors may be able to develop and expand their service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their products and services, or aggressively reduce their sales prices below the our costs. There is no assurance we will be able compete successfully with existing competitors or new competitors.

THE SECURITY, INTELLIGENCE AND COUNTER TERRORISM MARKET MAY NOT DEVELOP AS ANTICIPATED WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR FUTURE GROWTH

The market for our products and services has only recently begun to develop and is evolving rapidly. We believe that we will continue to grow as potential customers assess their security needs. If the market for our products and services does not grow or grows more slowly than we currently anticipates, our business, financial condition and operating results would be materially adversely affected.

WE MAY BE ADVERSELY AFFECTED BY THE LOSS OF A THIRD PARTY SUPPLIER OR MANUFACTURER WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS

Our business strategy depends to some extent on third party suppliers and manufacturers of our products. Our ability to deliver products to our customers will require consistent performance of contracted manufacturing facilities and their ability to operate, produce and deliver products in a timely manner. In the event that significant disruptions in the manufacture of ours products, we could lose customers and fail to attract new customers, and our ability to create revenues would suffer. Additionally, existing customers may lose confidence in us, which could lead to lost business. Moreover, if our reputation suffers because of such disruptions, our ability to attract new customers could be harmed.

OUR BUSINESS IS AND WILL CONTINUE TO BE SUBJECT TO GOVERNMENTAL REGULATIONS, WHICH COULD IMPACT OUR TARGET MARKETS

We rely to some extent on revenue generated from military, law enforcement and consumer markets worldwide. A substantial portion of our revenue is projected to come from consumer markets which may require licenses, permits, or training in certain states. Unforeseen regulatory issues, however, could hinder or prevent entry into certain markets which would adversely affect our revenue projections.

OUR BUSINESS OPERATIONS MAY BE NEGATIVELY IMPACTED IF OUR INTELLECTUAL PROPERTY RIGHTS ARE NOT PROPERLY PROTECTED

We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect intellectual properties and we have applied for patents to protect our proprietary products such as certain non-lethal weapons and the UniGuardTM systems. We will continue to apply for patents for products currently under development for the military, law enforcement and consumer markets. These protections may not be sufficient and they do not prevent independent third-party development of competitive products or services. Further, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States.

We will enter into agreements with our employees giving us proprietary rights to certain technology developed by such employees while employed by us. However, there can be no assurance that courts of competent jurisdiction will enforce these agreements.

Our failure or inability to protect our intellectual property could have a material adverse effect on our business, financial condition and results of operations.

In addition, if we are successful in obtaining patents, there is no assurance that our patents do not infringe on the patents or other intellectual property rights of others. Any form of infringement my result in the loss of sales opportunities or litigation and there is no assurance that litigation would not have a severe adverse impact on operations.

TO DATE, WE HAVE NOT PAID ANY CASH DIVIDENDS AND NO CASH DIVIDENDS WILL BE PAID IN THE FORESEEABLE FUTURE.

We do not anticipate paying dividends on our common stock in the foreseeable future and we cannot assure an investor that funds will be legally available to pay dividends, or that even if the funds are legally available, that the dividends will be paid.

OUR COMMON STOCK HAS TRADED SPORADICALLY

Our common stock has traded sporadically on the OTCBB. If a regular, active trading market should develop, the price for our stock may prove to be volatile. We cannot make any assurances that our common stock will trade at the same levels of other stocks in our industry, or that stocks in general will sustain their current market prices.

The following factors may add to our common stock price's volatility:

     o    actual or anticipated variations in our quarterly operating results,
     o    acceptance of our product as viable security and technology solutions,
     o    government regulations,
     o announcements of significant acquisitions, strategic partnerships or joint ventures,
     o    our capital commitments,
     o    additions or departures of our key personnel, and
     o    sales of our common stock.

Many of these factors are beyond our control and these factors may decrease the market price of our common stock, regardless of our operating performance.

EMPLOYEES

As of March 31, 2003, we had 6 full-time employees and 2 part-time employees. None of our employees are represented by a labor union.

As of December 31, 2002, we had 10 full time and 1 part time employees. During the first quarter of 2003 we implemented a functional reorganization and terminated two employees and accepted the resignation of 2 employees. Management believes the results of this reorganization and the changes in personnel will be beneficial to us on the whole.

ITEM 2.       FACILITIES

We are currently leasing 12,279 square feet of office space in a prime commercial office building at 5759 Fleet Street, Suite 110, Carlsbad, California 92008 at the currently monthly rent of $11,645. The lease expires in 2008.

ITEM 3.  LEGAL PROCEEDINGS

As a result of actions committed by a former employee, we recently made a self-disclosure to the U.S. Navy regarding overbillings to the government and excessive business pleasantries. Each of these issues is currently under internal investigation and the results of our internal investigation will be disclosed to the Government. Management does not believe that the outcome of these matters will have a material adverse effect on our financial position or results of operations. Subsequently an action was filed on March 7, 2003 by this former employee in the U.S. District Court for the Central District of California, Zilles v. Universal Guardian, et al., C.D.Cal. Case No. SACV-03-231
(ANx) (GLT). The complaint alleges claims including but not limited to civil RICO violations, securities and common law fraud, breach of contract and rescission, and wrongful termination and seeks monetary and injunctive relief. We question the validity of the claims alleged, have engaged independent counsel and intend to vigorously defend against these claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pursuant to an Information Statement mailed to shareholders in November 2002, written consents had been received from the holders of record of 35,166,407 of the issued and outstanding shares as to each proposal, constituting a majority of the issued and outstanding shares. Each outstanding share of Common Stock was entitled to one vote on: (i) amending the Certificate of Incorporation to change the Company's name to a name to be selected by the Board of Directors; (ii) effecting a reverse stock split of not less than one for ten and not more than one for twenty, the exact ratio to be in the discretion of the Company's Board of Directors while leaving the number of shares which the Company is authorized to issue unchanged at 50,000,000; (iii) adopting the Hollywood Partners.com, Inc. 2002 Stock Compensation Program; and (iv) authorizing the sale of the Company's subsidiaries, Hollywood Partners, Inc., Avenue of the Stars
Entertainment, Inc., and Hall of Fame Pro, Inc., and the domain name "HollywoodPartners.com."

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on NASD Electronic Bulletin Board under the symbol UGHO. Prior to December 6, 2002, it traded under the symbol HLYP. The following table sets forth the range of high and low bid quotations for each of the prior nine (9) fiscal quarter as adjusted to reflect a one-for-twenty stock split effected December 3, 2002. The quotations represent inter-dealer quotations without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                  -----------------------------------------------------------
                                              High              Low
                  -----------------------------------------------------------
                  1st Quarter 2001           $ 40.00           $ 10.40
                  -----------------------------------------------------------
                  2nd Quarter 2001           $ 1.20            $ 2.80
                  -----------------------------------------------------------
                  3rd Quarter 2001           $ 4.40            $ 1.00
                  -----------------------------------------------------------
                  4th Quarter 2001           $ 1.00            $ 0.60
                  -----------------------------------------------------------
                  1st Quarter 2002           $ 0.80            $ 0.20
                  -----------------------------------------------------------
                  2nd Quarter 2002           $ 0.80            $ 0.20
                  -----------------------------------------------------------
                  3rd Quarter 2002           $ 0.60            $ 0.20
                  -----------------------------------------------------------
                  4th Quarter 2002           $ 4.00            $ 0.20
                  -----------------------------------------------------------
                  1st Quarter 2003           $ 4.00            $ 2.50
                  -----------------------------------------------------------


As of April 11, 2003, there were 61 shareholders of record of our common stock. This does not include shares held in street names.

We have never declared dividends or paid any cash dividends on our capital stock and currently intend to retain all future earnings, if any, for use in the operation and development of our business. Therefore, you should not expect us to declare or pay any cash dividends on our Common Stock in the foreseeable future.

In October 2002, we obtained two bridge loan notes from two of our stockholders. The notes were dated October 14, 2002 accrued interest at 10% per annum, were secured by virtually all of our assets and were due on January 14, 2003. In January 2003 these bridge loans were converted into an aggregate of 560,000 shares of UGC Series A Preferred stock. In addition, as inducement to enter into the bridge loans we issued 350,000 shares of UGC Series A Preferred stock to the bridge loan holders.

Equity Compensation Plans

As of December 31, 2002, our equity compensation plans were as follows:

----------------------------------------------------------------------------------------------------------------------------
                              Number of securities to be
                                 issue upon exercise of       Weighted average exercise
                             outstanding options, warrants   price of outstanding options,    Number of Securities remaining
Plan category                           and rights              warrants and rights            available for future issuance
----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                   None                          N/A                          None
approved by security
holders
----------------------------------------------------------------------------------------------------------------------------
Equity compensation plans                2,500,000                        $0.08                      725,000
not approved by security
holders
----------------------------------------------------------------------------------------------------------------------------
Total                                    2,500,000
----------------------------------------------------------------------------------------------------------------------------

ITEM 6.  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION

THE COMPANY

We are a holding company that was incorporated in Delaware in 1989 under the name Guideline Capital Corporation. After its incorporation, we engaged in the business of locating an acquisition. An acquisition was effected September 13, 1999, when pursuant to a Share Exchange and Reorganization Agreement, we acquired all of the issued and outstanding shares of Hollywood Partners, Inc., a California corporation and we changed our name to Hollywood Partners.com, Inc. On December 31, 2002, a closing was held pursuant to a Share Exchange Agreement and Plan of Reorganization dated as of December 4, 2002 and the Amendment to Share Exchange Agreement and Plan Of Reorganization dated as of December 16, 2002, with Universal Guardian Corporation, a Nevada corporation founded in

March 2001, and we changed our name to Universal Guardian Holdings, Inc. Pursuant to the transaction with Universal Guardian Corporation, an aggregate of 11,300,000 shares of our common stock were issued to Universal Guardian Corporation shareholders in exchange for all of the issued and outstanding shares of Universal Guardian Corporation. The transaction was accounted for as a reverse merger and accordingly, the historical financial statements presented are those of Universal Guardian Corporation.

On August 31, 2002, Universal Guardian Corporation acquired all the issued and outstanding shares of common stock of The Harbour Group, Inc. for 1,700,000 shares of Universal Guardian Corporation common stock to leverage a new technology in waterside security. This transaction has been accounted for by the purchase method of accounting.

Our corporate mission is clear: We are committed to the protection of human life and military, government and commercial assets by providing services, systems and technologies to detect, assess, prevent, and mitigate security and terrorist threats worldwide. To accomplish this goal, we have established three strategic corporate divisions: Maritime Security Group, Security Products and Systems Group, and Technology and Engineering Group.

Our management and advisory board have an extensive depth of command and leadership experience in various areas of the military, special operations, counter terrorism, law enforcement, weaponry, advanced security technologies, intelligence, White House administration, and international business. With this uniquely qualified team working in concert, we believe we have the strategic access necessary to develop products and services to meet the highly specialized needs of city, state, national and international organizations responsible for critical infrastructure and asset protection. In turn, management will implement the commercial applications of those systems, technologies, and weapons.

CRITICAL ACCOUNTING POLOCIES AND EXTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financials statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to reserves, impairment of long-lived assets and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.


RESULTS OF OPERATIONS

Revenue for the year ended December 31, 2002 was $2,779,449 compared to $0 for the period from inception (March 28, 2001) to December 31, 2001. We did not commence generating significant revenue until the 4th quarter of 2002. With the contracts that have already been awarded plus those that have been initially allocated and earmarked for the installation of our proprietary security systems in eight of the U.S. Navy's critical harbors, we expect our revenues in 2003 and 2004 to increase dramatically over the revenue generated in 2002.

Cost of revenue for the year ended December 31, 2002 was $2,429,650 compared to $0 for the period from inception (March 28, 2001) to December 31, 2001. Gross margin for the year ended December 31, 2002 was 12.6%. We expect the gross margin will improve as the business base expands, as we become more efficient in fulfilling our contract obligations and focus on improving the bidding and extimating procedures for new contracts.

Selling general and administrative expenses for the year ended December 31, 2002 was $1,094,819 compared to $99,423 for the period from inception (March 28, 2001) to December 31, 2001. Selling general and administrative expenses began to increase dramatically during the 4th quarter of 2002 as we expanded the staff with core competencies, leased office space and incurred other operating expenses to support contract performance and launch our operations.

Financing costs for the year ended December 31, 2002 was $559,770 compared to $0 for the period from inception (March 28, 2001) to December 31, 2001. We paid $122,270 in commission, fees and expenses in connection with the two bridge loans obtained in October 2002 totaling $700,000. Also, as inducement to enter into the bridge loans we issued 350,000 shares of Universal Guardian Corporation Series A Preferred stock to the bridge loan holders valued at $437,500.

Interest expense for the year ended December 31, 2002 was $26,321 compared to $0 for the period from inception (March 28, 2001) to December 31, 2001. Interest expense relates to interest paid on the bridge loans, the demand note from our CEO and capital leases.

LIQUIDITY AND CAPITAL RESOURCES

During 2002, Michael Skellern, our CEO advanced us a total of $180,633 to help fund operations. This debt is represented by a demand note that accrues interest at 9% per annum and is unsecured.

In October 2002, we obtained two bridge loan notes from two of our stockholders. The notes were dated October 14, 2002 and the notes accrue interest at 10% per annum, are secured by virtually all of our assets and were due on January 14, 2003. In January 2003 these bridge loans were converted into an aggregate of 560,000 shares of UGC Series A Preferred stock. In addition, as inducement to enter into the bridge loans we issued 350,000 shares of UGC Series A Preferred stock to the bridge loan holders.

We are currently offering shares of UGC Series A Preferred stock to accredited investors at $1.25 per share. In order to break escrow, we were required to obtain subscriptions for at least 1,000,000 shares or $1,250,000. We obtained the minimum amount of subscriptions in April 2003 and broke escrow. We are continuing the offering of UGC Series A Preferred Stock and expect to raise an additional $1,750,000. However, there is no assurance we will succeed in raising the additional funds.

During the year ended December 31, 2002, we generated $384,438 from operations principally a result of extending our payment term on our accounts payable.

We have incurred net losses since our inception and at December 31, 2002 have negative working capital. To continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

ITEM 7.  FINANCIAL STATEMENTS

SEE "INDEX TO CONSOLIDATED FINANCIAL STATEMENTS" BEGINNING ON PAGE F-1.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

On August 5, 2002, the our Board of Directors authorized and approved the dismissal of Merdinger Fruchter Rosen & Company, PC ("MFRC") as our independent accountants effective that date. On August 8, 2002, we notified MFRC of the dismissal.

The report of MRFC on our financial statements for the past two years contained no adverse opinion, or disclaimer opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the Company's two most recent fiscal years and through August 5, 2002, there were no disagreements between us and MFRC regarding any matters with respect to accounting principles or practices, financial statement disclosure or audit scope or procedure, which disagreements if not resolved to the satisfaction of MFRC, would have caused it to make reference thereto in its reports on our financial statements for such years. During our two most recent fiscal years and through August 5, 2002, there were no reportable events as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

We engaged Stonefield Josephson, Inc. as our new independent accountants as of August 5, 2002. During the two most recent fiscal years and through August 5, 2002, we have not consulted with Stonefield Josephson, Inc. regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K and the related instructions to Item 304 of the Regulation S-K, or a reportable event, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K.

         The decision to change accountants was approved by our Board of Directors.

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         Our directors and executive officers as follows:


     Name                         Age         Positions Held
     ----                         ---         --------------
     Michael J. Skellern          54          Chairman of the Board,
                                              President and CEO

     Dennis M. Cole               55          Chief Operating Officer
                                              and Director

     Richard E. Fields            52          Chief Financial Officer

     Thomas J. Pernice            41          Director



MICHAEL J. SKELLERN is the founder and Chief Executive Officer of UGC. Mr. Skellern has been President and CEO of Pacific International, Inc., since 1977. Pacific International is a business development, corporate re-structuring, and consulting company that provides business services to industrial, government, and military sectors.

When additional financial resources have been required to secure growth opportunities, Mr. Skellern has developed appropriate funding strategies, working with senior management of leading investment banks such as Salomon Smith Barney Schroeders in London, Salomon Nikko in Tokyo, and Lehman Brothers in Asia/Pacific, US, and Europe.

Mr. Skellern has been involved in the development of non-lethal and special operations projects as well as tactical and special operations vehicles. He has worked with Defense Advanced Research Projects Agency (DARPA), and the Pentagon's Joint Non-Lethal Weapons Program. He has also been a consultant to international governments in the deployment of related projects.

Mr. Skellern has served on the Board of Directors for several private and public companies. He has been a featured speaker on international business, finance, and technology with recent speaking engagements at Hong Kong Shanghai Bank Corporation's HSBC Technology Conference and at HSBC's Asian Mutual Funds Conference. He served in the United States Army in Asia and Europe from 1967 to 1970. Mr. Skellern holds an MBA from Knightsbridge University.

DENNIS M. COLE has experience in the domestic and international law enforcement field in Special Operations and Training. Prior to joining Universal Guardian, Mr. Cole was a Captain on the San Diego County Sheriff's Department where he developed many of the special weapons and tactics (SWAT) techniques currently used by law enforcement agencies around the world. Mr. Cole has over 31 years of law enforcement experience.

Mr. Cole spent seventeen years assigned to a police special operations unit from 1973 to 1992. He developed and implemented the technique of pre-event site assessments of high-risk targets. Mr. Cole has worked with a wide array of government agencies including the Central Intelligence Agency, U.S. Navy, Transportation Safeguards Division of the Department of Energy, Secret Service, Federal Bureau of Investigations, Bureau of Alcohol Tobacco and Firearms, National Institute of Justice, and many others to develop special tactics for crisis resolution. During the Gulf War, Mr. Cole was employed to do risk assessments on General Dynamic's executives' homes and develop training for the families on how to protect themselves from potential reprisals from Iraqi agents.

Mr. Cole has recently been employed from 2000 to 2002 as President of the Training Division of Jaycor Tactical Systems in San Diego, California, where he developed and implemented training programs for non-lethal weapons systems and a worldwide training network.

During his law enforcement career, Mr. Cole served from 1971 to 1973 as a fireboat captain in San Diego Harbor, Commander of the Sheriff's Special Enforcement Detail 1980 to 1986, Chief of Police for the City of Vista, California from 1994 to 1999, Director of the San Diego Regional Public Safety Training Institute at Miramar College from 2000 to 2002, and many other tactical assignments. He is an associate professor at many of the San Diego area community colleges, teaching law enforcement subjects relating to crisis management.

Mr. Cole is recognized by the State of California as a subject matter expert in the application of non-lethal chemical agents. He has served as an expert witness on crisis management, tactical resolution of high-risk incidents and the delivery of non-lethal chemical agents in federal, state and local courts. Mr. Cole is often called upon to consult on crisis management issues nationwide.

Mr. Cole did his undergraduate work at California Western University in San Diego's Point Loma area. He attained a Master of Arts degree in Management from the University of Redlands, and completed graduate work at the University of Virginia. He is a graduate of the Federal Bureau of Investigation's National Academy Class 186. He has been widely published in law enforcement trade magazines and has authored three text journals on crisis management issues and chemical agents. Mr. Cole served in the United States Army in Southeast Asia 1967-1968.

RICHARD E. FIELDS has more than 22 years experience in finance and accounting, and business and government contract consulting. Prior to joining Universal Guardian Corporation, Mr. Fields has served as Chief Financial Officer for first and second stage companies in the software development and energy services industries. As a Chief Financial Officer, he has been responsible financial reporting, economic forecasting and product pricing and has managed administrative functions including accounting, financial reporting, human resources, information services, purchasing and contracts.

Prior to his experience as a Chief Financial Officer in industry, Mr. Fields served for 14 years as a Director in the Financial Advisory Services and
Government Contractor Consulting Group at Pricewaterhouse Coopers. At Pricewaterhouse Coopers, Mr. Fields was responsible for assisting fortune 500 clients with the interpretation and application of Government procurement regulations, development of business processes and systems for compliance with the Government procurement regulations, resolution of contractual disputes between the Government and its contractors and commercial litigation support in both domestic and international litigations. Mr. Fields also served as an Auditor at the Defense Contract Audit Agency, where he was responsible for performing contract pricing, incurred cost and business system audits at numerous Southern California locations.

Prior to his accounting and consulting career, Mr. Fields spent 8 years a Deputy Sheriff with the San Diego County Sheriff's Office. He also served 2 years active duty, including a tour in Viet Nam, and 8 years in the active reserves where he was a Counter-Intelligence specialist in the United States Marine Corps. Mr. Fields earned his Bachelors' Degree in accounting, with Magna cum laude honors, from National University in San Diego, California.

THOMAS J. PERNICE has served as a senior corporate executive in government and industry for more than 18 years. He is President and founder of Modena Holding Corporation, a consulting services company. Mr. Pernice also currently serves on the Board of Directors and is Treasurer and Corporate Secretary for Advanced Biotherapy, Inc. (OTCBB: ADVB).

Most recently, Mr. Pernice was Managing Director of Cappello Group Inc., an affiliate of Cappello Capital Corp., a licensed investment bank specializing in direct investments of equity and convertible securities, merger and acquisition advisory services, and financial restructuring services. Prior to founding his company, Mr. Pernice served as Vice President, Public Affairs, and was a corporate officer for Dole Food Company, Inc., reporting to the Chairman and CEO, David H. Murdock. In this role, Mr. Pernice managed investor and media communications, legislative and political strategies, crisis management, and corporate philanthropy. He also served in similar capacities for the conglomerate of publicly and privately held business interests of Mr. Murdock, including Castle & Cooke, Inc., a real-estate company.

Prior to joining Dole Food Company, Inc., Mr. Pernice served in The White House for over seven years in various capacities for the Reagan and Bush Administrations. In January of 1988, Mr. Pernice was appointed Assistant to the Vice President and Director of Advance in the Bush/Quayle Administration. As a member of the Senior White House Staff, Mr. Pernice was chief advisor on planning and coordinating the Vice President's official, political and diplomatic activities, which included visits to all 50 states and more than 80 countries and territories. In the Reagan Administration, Mr. Pernice served as a presidential advance representative where he coordinated press coverage for the local and national White House Press Corps, including the U.S.-Soviet Summits in Moscow, Reykajavik, and Washington, D.C. and the annual Seven-Nation Economic Summits.

Mr. Pernice earned a Bachelor of Arts degree in Broadcast Journalism from the University of Southern California in 1984.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and others who own greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2002, there was compliance with all
Section 16(a) filing requirements applicable to our officers, directors and other with greater than 10% beneficial owners except as follows: Messrs. Skellern, Cole, Fields, Briola and Pernice did not file Form 3 reports that were due January 5, 2003.

ITEM 10: EXECUTIVE COMPENSATION

The following table sets forth information the remuneration of our chief executive officers and our four most highly compensated executive officers who earned in excess of $100,000 per annum during any part of our last three fiscal years:


                           SUMMARY COMPENSATION TABLE
------------------ ----------------------------------------------- -------------------------------------- ------------
                                                                                                            ALL OTHER
                                ANNUAL COMPENSATION                       LONG TERM COMPENSATION          COMPENSA-TION($)
                   ----------------------------------------------- ------------------------- ------------ ------------
                                                                            AWARDS             PAYOUTS
                   -------- ------------ ------------ ------------ ------------------------- ------------ ------------
                                                         OTHER     Restricted   Securities
    NAME AND                                            ANNUAL        Stock     Underlying      LTIP
    PRINCIPAL      FISCAL                             COMPENSATION  Award(s)     Options/      PAYOUTS
    POSITION        YEAR     SALARY ($)    BONUS ($)       ($)          ($)       SARS (#)        ($)
------------------ -------- ------------ ------------ ------------ ------------ ------------ ------------ ------------
   Michael J.       2002      65,000         -0-         4,700         -0-        150,000        -0-          -0-
    Skellern,
    Chairman,
President and CEO
------------------ -------- ------------ ------------ ------------ ------------ ------------ ------------ ------------
 Dennis M. Cole,    2002      41,667         -0-          -0-          -0-        150,000        -0-          -0-
 Chief Operating
     Officer
------------------ -------- ------------ ------------ ------------ ------------ ------------ ------------ ------------
   Richard E.       2002        -0-          -0-          -0-          -0-        600,000        -0-          -0-
  Fields, Chief
Financial Officer
------------------ -------- ------------ ------------ ------------ ------------ ------------ ------------ ------------
   Michael A.       2002      41,667         -0-          -0-          -0-        150,000        -0-          -0-
Briola, Sr. Vice
    President
------------------ -------- ------------ ------------ ------------ ------------ ------------ ------------ ------------
     Nikolas        2002        -0-          -0-          -0-          -0-          -0-          -0-          -0-
Konstant, former    2001      12,500         -0-          -0-          -0-          -0-          -0-          -0-
       CEO          1999        -0-          -0-          -0-          -0-          -0-          -0-          -0-
------------------ -------- ------------ ------------ ------------ ------------ ------------ ------------ ------------


                                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
----------------------------------------------------------------------------------------------------------------------
                                                INDIVIDUAL GRANTS
----------------------------------------------------------------------------------------------------------------------
                             NUMBER OF SECURITIES      PERCENT OF TOTAL
                                  UNDERLYING         OPTIONS/SARS GRANTED
     NAME                        OPTIONS/SARS        GRANTED TO EMPLOYEES     EXERCISE OR BASE
  NAME OPTIONS                       (#)                 FISCAL YEAR             PRICE ($/SH)          EXPIRATION DATE
--------------------------- ----------------------- ----------------------- ----------------------- ------------------
   Michael J. Skellern             150,000                   8.5%                   $0.01                7/1/07
--------------------------- ----------------------- ----------------------- ----------------------- ------------------
      Dennis M. Cole               150,000                   8.5%                   $0.01                7/1/07
--------------------------- ----------------------- ----------------------- ----------------------- ------------------
    Richard E. Fields              600,000                  33.8%                   $0.10               10/15/07
--------------------------- ----------------------- ----------------------- ----------------------- ------------------
    Michael A. Briola              150,000                   8.5%                   $0.01                7/1/07
--------------------------- ----------------------- ----------------------- ----------------------- ------------------
    Thomas J. Pernice              150,000                   8.5%                   $0.10                10/1/07
--------------------------- ----------------------- ----------------------- ----------------------- ------------------



                     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
----------------------------------------------------------------------------------------------------------------------
                                                                        NUMBER OF SECURITIES
                                                                             UNDERLYING         VALUE OF UNEXERCISED
                                                                            UNEXERCISED             IN-THE-MONEY
                                                                          OPTIONS/SARS AT         OPTIONS/SARS AT
                                                                        FISCAL YEAR END (#)     FISCAL YEAR END ($)
------------------------ ---------------------- ---------------------- ----------------------- -----------------------
                          SHARES ACQUIERD ON                                EXERCISABLE/            EXERCISABLE/
         NAME                EXERCISE (#)        VALUE REALIZED ($)        UNEXERCISABLE           UNEXERCISABLE
------------------------ ---------------------- ---------------------- ----------------------- -----------------------
  Michael J. Skellern             -0-                    -0-                150,000/-0-             538,500/-0-
------------------------ ---------------------- ---------------------- ----------------------- -----------------------
    Dennis M. Cole                -0-                    -0-                150,000/-0-             538,500/-0-
------------------------ ---------------------- ---------------------- ----------------------- -----------------------
   Richard E. Fields              -0-                    -0-                -0-/600,000            -0-/2,100,000
------------------------ ---------------------- ---------------------- ----------------------- -----------------------
   Michael A. Briola              -0-                    -0-                150,000/-0--            538,500/-0-
------------------------ ---------------------- ---------------------- ----------------------- -----------------------
   Thomas J. Pernice              -0-                    -0-                525,000/-0-            1,318,750/-0-
------------------------ ---------------------- ---------------------- ----------------------- -----------------------

COMPENSATION OF DIRECTORS

Directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

EMPLOYMENT CONTRACTS

Each of our officers and employees are required to execute employment contracts with us. As a rule, the employment contracts are for a term of 3 years. Other terms of significance in the employment agreements include confidentiality, intellectual and patent rights, non-compete clauses. Additionally, each employment agreement contains provisions that require the conduct of company business in accordance with applicable laws and regulations and in a manner that will not adversely impact our goodwill or reputation.

STOCK OPTION PLANS

In October 2002, the board of directors adopted the Universal Guardian Corporation 2002 Stock Option Plan. Under the Stock Option Plan, the board of directors, or its designated administrators, has the flexibility to determine the type and amount of awards to be granted to eligible participants. The Stock Option Plan is intended to secure for us and our stockholders the benefits arising from ownership of our common stock by individuals employed or retained by us who will be responsible for our future growth. The Stock Option Plan is designed to help attract and retain superior personnel for positions of substantial responsibility, and to provide individuals with an additional incentive to contribute to our success.

We authorized and reserved for issuance an aggregate of 2,500,000 shares of common stock under the Stock Option Plan. The shares of common stock issuable under the Stock Option Plan may be authorized but unissued shares, shares issued and reacquired by us or shares purchased by us on the open market. If any of the awards granted under the Stock Option Plan expire, terminate or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares subject to those expired, terminated or forfeited awards will again be available for purposes of the Stock Option Plan.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding our Common Stock beneficially owned on April 11, 2003 by (i) each person who is known by us to own beneficially or exercise voting or dispositive control over 5% or more of our Common Stock, (ii) each Director and (iii) all executive officers and Directors as a group. Except as otherwise indicated, all stockholders have sole voting and investment power with respect to the shares listed as beneficially owned by them, subject to the rights of spouses under applicable community property laws.


-------------------------------------------------- ------------------------------------ ------------------------------
                Name and Address                            Number of Shares
               of Beneficial Owner                           of Common Stock                    Percentage of
                Identity of Group                          Beneficially Owned               Beneficial Ownership
-------------------------------------------------- ------------------------------------ ------------------------------
Michael J. Skellern                                           4,625,000 (1)                        28.14%
Universal Guardian Holdings, Inc.
5759 Fleet Street, Suite 110
Carlsbad, CA  92008
-------------------------------------------------- ------------------------------------ ------------------------------
Dennis M. Cole                                                1,110,000 (1)                         6.75%
Universal Guardian Holdings, Inc.
5759 Fleet Street, Suite 110
Carlsbad, CA  92008
-------------------------------------------------- ------------------------------------ ------------------------------
Richard E. Fields                                                  -0- (2)                          0.00%
Universal Guardian Holdings, Inc.
5759 Fleet Street, Suite 110
Carlsbad, CA  92008
-------------------------------------------------- ------------------------------------ ------------------------------
Thomas J. Pernice                                            1,073,000 (3)                         6.38%
Universal Guardian Holdings, Inc.
5759 Fleet Street, Suite 110
Carlsbad, CA  92008
-------------------------------------------------- ------------------------------------ ------------------------------
Michael Zilles                                                1,700,000                            10.44%
20852 Trinity Square
Potomac Falls, VA 20852
-------------------------------------------------- ------------------------------------ ------------------------------
Michael A. Briola                                             1,100,000 (1)                         6.69%
Universal Guardian Holdings, Inc.
5795 Fleet Street, Suite 110
Carlsbad, CA  92008
-------------------------------------------------- ------------------------------------ ------------------------------
Nikolas Konstant                                              1,000,000 (4)                         6.14%
2121 Avenue of the Stars #1650
Los Angeles, CA  90067
-------------------------------------------------- ------------------------------------ ------------------------------
UG Trust                                                      2,715,000 (5)                        16.67%
c/o Leon Cooper

600 Citadel Drive
Suite 105
Los Angeles, CA  90040
-------------------------------------------------- ------------------------------------ ------------------------------
All directors and officers as a group.                        6,933,200                            45.81%
(5 persons)
-------------------------------------------------- ------------------------------------ ------------------------------

      (1) Includes 150,000 purchase options underlying a currently exercisable option with an exercise price of $.01 per share which expires on July 1, 2007

      (2) Mr. Fields was awarded 600,000 options to purchase shares of common stock with exercise price of $0.10 per share which expire on October 15, 2007. The options do not begin to vest until October 2003

      (3) Includes 150,000 purchase options underlying a currently exercisable option with an exercise price of $.10 per share which expires on October 1, 2007; 125,000 purchase options underlying a currently exercisable option with an exercise price of $1.20 per share which expires on December 3, 2012; 125,000 purchase options underlying a currently exercisable option with an exercise price of $1.50 per share which expires on December 3, 2012 and 125,000 purchase options underlying a currently exercisable option with an exercise price of $1.75 per share which expires on December 3, 2012

      (4) Includes 800,000 common shares that have been issued as part of an employment agreement, and 200,000 shares that have been granted as part of an employment agreement but are not yet issued.

      (5) Includes 1,200,000 shares returned to the Trust in 2003 for employees who are no longer with the Company

The following table sets forth the ownership of the Series A Preferred Stock by each Director and by each entity or person known to us to own beneficially in excess of 5% of such class of stock and by all officers and directors as a group. To our knowledge, all stockholders have sole voting and investment power with respect to the shares listed as owned by them, subject to applicable community property laws.

------------------------------------ ----------------------------------------------- ------------------ --------------
Title of Class                       Name and Address of                             Number of          Percentage
                                     Beneficial Owner                                Shares             of Class
                                                                                     Owned
------------------------------------ ----------------------------------------------- ------------------ --------------
1999 Series A                        All officers and directors as a group
Preferred Stock                      (4 persons)                                     0                  0%
------------------------------------ ----------------------------------------------- ------------------ --------------
1999 Series A                        Triple Tree
Preferred Stock                      Bahnhofplatz 9
                                     P. O. Box 6139                                  600                100%
                                     8023 Zurich
                                     Switzerland
------------------------------------ ----------------------------------------------- ------------------ --------------

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

In October 2002, we obtained two bridge loan notes from two of our stockholders. The notes were dated October 14, 2002, accrued interest at 10% per annum, were secured by virtually all of our assets and were due on January 14, 2003. In January 2003, these bridge loans were converted into an aggregate of 560,000 shares of UGC Series A preferred stock. In addition, as inducement to enter into the bridge loans we issued 350,000 shares of UGC Series A Preferred stock to the bridge loan holders.

During 2002 we obtained a demand note in the amount of $180,633 from Michael J. Skellern, our CEO. The note accrues interest at 9% per annum, is unsecured and is payable on demand.

PART IV

ITEM 13. EXHIBITS LIST

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

         3.0      Restated and Amended Certificate of Incorporation (i)

         10.01 Employment Agreement dated September 22, 1999 between Lee M. Lambert and the Registrant (ii)

         10.02    Administrative   Services  Agreement  dated  October  1,  1999
                  between Vitafort International  Corporation and the Registrant
                  (ii)

         10.03 Distribution Agreement dated October 1, 1999 between Vitafort International Corporation and the Registrant (ii)

         10.04 Consulting Agreement dated October 1, 2000 between Mark Beychok and the Registrant(iii)

         10.05 Employment Agreement dated October 1, 2000 between John Coppolino and the Registrant (iii)

         10.06 Employment Agreement dated October 1, 2000 between Valerie A. Broadbent and the Registrant (iii)

         10.07 Employment Agreement dated November 30, 2001 between Nikolas Konstant and the Registrant filed as an Exhibit to the Registrant's Report on Form 8-K filed December 5, 2001

         10.08 Share Exchange Agreement and Plan of Reorganization by and among Hollywood Partners.com, Inc. Universal Guardian
                  Corporation and the stockholders of Universal Guardian Corporation as an Exhibit to the Registrant's Report on Form 8-K filed January 15, 2003


(i)     Incorporated   by  reference  to  the  same  numbered   exhibit  to  the
        Registrant's Information Statement on Form 15c2-11

(ii)    Incorporated   by  reference  to  the  same  numbered   exhibit  to  the
        Registrant's December 31, 1999 Form 10-K

(iii)   Incorporated   by  reference  to  the  same  numbered   exhibit  to  the
        Registrant's December 31, 2000 Form 10-K

ITEM 14. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 within 90 days of the filing date of this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNIVERSAL GUARDIAN HOLDINGS, INC.


Date:  April 15, 2003                   By: /s/ Michael J. Skellern
                                            ------------------------------------
                                            Michael J. Skellern, Chairman,
                                            President and Chief Executive
                                            Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE                                         TITLE                                  DATE
---------                                         -----                                  ----

/s/ Michael J. Skellern                           Chairman, President and
--------------------------------------------      Chief Executive Officer
Michael J. Skellern                               (Principal Executive Officer)       April 15, 2003


/s/ Richard E. Fields                             Chief Financial Officer
--------------------------------------------      (Principal Financial
Richard E. Fields                                 and Accounting Officer)             April 15, 2003



/s/ Dennis M. Cole                                 Chief Operating Officer
--------------------------------------------       and Director
Dennis M. Cole                                                                        April 15, 2003


/s/ Thomas J. Pernice
--------------------------------------------
Thomas J. Pernice                                 Director                            April 15, 2003


                                 CERTIFICATIONS

I, Michael J. Skellern, certify that:


1. I have reviewed this annual report on Form 10-KSB of Universal Guardian Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

                                 /s/ Michael J. Skellern
                                 -----------------------------------------------
                                 Chairman, President and Chief Executive Officer

                                 CERTIFICATIONS

I, Richard E. Fields, certify that:


1. I have reviewed this annual report on Form 10-KSB of Universal Guardian Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003


                                                         /s/ Richard E. Fields
                                                         -----------------------
                                                         Chief Financial Officer

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
                          FOR THE PERIOD FROM INCEPTION
                      (MARCH 28, 2001) TO DECEMBER 31, 2001

                                     INDEX

                                                                            Page
INDEPENDENT AUDITORS' REPORT

     Report on audited consolidated financial statements                     F-1

FINANCIAL STATEMENTS

     Consolidated Balance Sheet as of December 31, 2002                      F-2

     Consolidated Statements of Operations for the Year
       Ended December 31, 2002 and for the Period From
       Inception (March 28, 2001) to December 31, 2001                       F-3

     Consolidated Statement of Stockholders' Deficit for the Year
       Ended to December 31, 2002 and for the Period From
       Inception (March 28, 2001) to December 31, 2001                       F-4

     Consolidated Statements of Cash Flows for the Year
       Ended December 31, 2002 and for the Period From
       Inception (March 28, 2001) to December 31, 2001                   F-5 to F-6

     Notes to Consolidated Financial Statements                          F-7 to F-23


                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
UNIVERSAL GUARDIAN HOLDINGS, INC.

CARLSBAD, CALIFORNIA

We have audited the accompanying consolidated balance sheet of Universal Guardian Holdings, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended and for the period from inception (March 28, 2001) to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Guardian Holdings, Inc. and Subsidiaries as of December 31, 2002, and the consolidated results of their operations and consolidated cash flows for the year then ended and from the period from inception (March 28, 2001) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred net losses since its inception and has a working capital deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Stonefield Josephson, Inc.
STONEFIELD JOSEPHSON, INC.
Certified Public Accountants


Irvine, California
April 11, 2003

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                              $     1,042,812
   Accounts receivable, less allowance for
     doubtful accounts of $0                                                      809,924
   Inventory                                                                      116,487
   Deposits and other current assets                                               56,871
                                                                          ---------------
     Total current assets                                                       2,026,094

PROPERTY AND EQUIPMENT, net                                                        27,077
SOFTWARE DEVELOPMENT COSTS                                                         98,213
GOODWILL                                                                           29,912
                                                                          ---------------
TOTAL ASSETS                                                              $     2,181,296
                                                                          ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                       $     1,654,365
   Accrued expenses                                                               619,090
   Capital lease obligations, current portion                                       5,223
   Notes payable, related parties                                                 880,633
                                                                          ---------------
     Total current liabilities                                                  3,159,311

CAPITAL LEASE OBLIGATION, less current portion                                      9,570
                                                                          ---------------
TOTAL LIABILITIES                                                               3,168,881
                                                                          ---------------

MINORITY INTEREST                                                                 437,500

COMMITMENTS AND CONTINGENCIES (Note 5)                                                 --

STOCKHOLDERS' DEFICIT
   Series A Convertible Preferred Stock, cumulative 7%,
     $0.001 par value, 5,000,000 shares authorized:
     600  shares issued and outstanding ($64,750 of
     dividends in arrears)                                                              1
   Common Stock, $0.001 par value, 50,000,000 shares
     authorized, 16,148,014 shares issued and outstanding                          16,148
   Additional paid-in capital                                                           -
   Accumulated deficit                                                         (1,441,234)
                                                                          ---------------

     Total stockholders' deficit                                               (1,425,085)
                                                                          ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $     2,181,296
                                                                          ===============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
       FOR THE PERIOD FROM INCEPTION (MARCH 28, 2001) TO DECEMBER 31, 2001

                                                       2002             2001
                                                    -----------     -----------
REVENUE                                             $ 2,779,449     $        --


COST OF REVENUE                                       2,429,650              --
                                                    -----------     -----------

GROSS PROFIT                                            349,799              --
                                                    -----------     -----------

SELLING GENERAL AND
  ADMINISTRATIVE EXPENSES                             1,094,819          99,423
                                                    -----------     -----------

LOSS FROM OPERATIONS                                   (745,020)        (99,423)
                                                    -----------     -----------

OTHER EXPENSES:
  Financing costs                                       559,770              --
  Interest expense                                       26,321              --
                                                    -----------     -----------

          TOTAL OTHER EXPENSES                          586,091              --
                                                    -----------     -----------

LOSS BEFORE INCOME TAXES                             (1,331,111)        (99,423)

 INCOME TAXES                                                --              --
                                                    -----------     -----------

NET LOSS                                            $(1,331,111)    $   (99,423)
                                                    ===========     ===========

PREFERRED STOCK DIVIDENDS                                (5,469)             --
                                                    -----------     -----------

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS          $(1,336,580)    $   (99,423)
                                                    ===========     ===========

NET LOSS PER SHARE:
     BASIC AND DILUTED                              $     (0.17)    $     (0.02)
                                                    ===========     ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC AND DILUTED                                7,978,096       4,475,000
                                                    ===========     ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
       FOR THE PERIOD FROM INCEPTION (MARCH 28, 2001) TO DECEMBER 31, 2001

                                          Series A, Convertible
                                             Preferred Stock           Common Stock         Additional                     Total
                                         -----------------------  -----------------------    Paid-in     Accumulated  Stockholder's
                                            Shares      Amount     Shares        Amount      Capital       Deficit        Deficit
                                         -----------  ---------   ----------   ----------  -----------   -----------    -----------
Balance at March 28, 2001 (inception)             --  $      --           --   $       --  $        --   $        --    $       --
Common stock issued for compensation                               4,475,000        4,475                                    4,475
Net loss                                          --         --           --           --           --       (99,423)      (99,423)
                                         -----------  ---------   ----------   ----------  -----------   -----------    -----------

Balance at December 31, 2001                      --         --    4,475,000        4,475           --       (99,423)      (94,948)
Common stock issued for compensation              --         --    5,125,000        5,125       28,935            --         34,060
Common stock issued for the acquisition
  of The Harbour Group, Inc. (Note 2)             --         --    1,700,000        1,700       15,300            --         17,000
Stock options issued to consultants,
  at fair value -                                 --         --           --           --       14,883            --         14,883
Warrants issued to consultants,
  at fair value                                   --         --           --           --       38,886            --         38,886
Shares issued in connection with merger
  transaction with Universal Guardian
  Holdings, Inc. on December 31, 2002            600          1    4,848,014        4,848      (98,004)      (10,700)     (103,855)
Net loss                                          --         --           --           --           --    (1,331,111)   (1,331,111)
                                         -----------  ---------   ----------   ----------  -----------   -----------    -----------

Balance at December 31, 2002                     600  $       1   16,148,014   $   16,148           --   $(1,441,234)  $(1,425,085)
                                         ===========  =========   ==========   ==========  ===========   ===========    ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
       FOR THE PERIOD FROM INCEPTION (MARCH 28, 2001) TO DECEMBER 31, 2001

                                                              2002           2001
                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $(1,331,111)   $   (99,423)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation expense                                        1,460             --
     Common stock issued for compensation                       34,060          4,475
     Value of options and warrants issued to consultants        53,769             --
     Issuance of Series A preferred stock for
       financing costs                                         437,500             --
     Debt issuance costs                                       122,270             --

   (Increase) decrease in:
     Accounts receivable                                      (774,333)            --
     Inventory                                                (116,487)            --
     Deposits and other current assets                         (55,121)            --

   Increase (decrease) in:
     Accounts payable                                        1,596,117         94,948
     Accrued expenses                                          416,314             --
                                                           -----------    -----------

Net cash provided by operating activities                      384,438             --
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                           (7,364)            --
   Payments for software development costs                     (98,213)            --
   Cash acquired with acquisition of subsidiary                  5,936             --
                                                           -----------    -----------

Net cash used in investing activities                          (99,641)            --
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from bridge loans                                  700,000             --
   Payment of debt issuance costs                             (122,270)            --
   Proceeds from note payable - officer                        223,633             --
   Repayments on notes payable - officer                       (43,000)            --
   Payment on capital lease obligations                           (348)            --
                                                           -----------    -----------

Net cash provided by financing activities                      758,015             --
                                                           -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    1,042,812             --

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                     --             --
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                  $ 1,042,812    $        --
                                                           ===========    ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
       FOR THE PERIOD FROM INCEPTION (MARCH 28, 2001) TO DECEMBER 31, 2001


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the year ended December 31, 2002 and the period from inception (March 28, 2001) to December 31, 2001, the Company paid income taxes of $0 and $0, respectively and interest of $26,321 and $0, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the year ended December 31, 2002 the Company (1) issued 5,125,000 shares of common stock for compensation valued at $34,060; (2) issued 1,700,000 shares of common stock for the acquisition of The Harbour Group, Inc. valued at $17,000 (see Note 2); and (3) entered into capital lease obligations of $15,141. The Company's subsidiary issued 350,000 shares of Series A preferred stock in connection with two bridge loans valued at $437,500.

During the period from inception (March 28, 2001) to December 31, 2001 the Company issued 4,475,000 shares of common stock for compensation valued at $4,475.

In connection with the merger transaction with Hollywood Partners.com, Inc. (renamed Universal Guardian Holdings, Inc.) the Company issued 600 shares of Series A preferred stock, 4,848,014 shares of common stock and assumed liabilities of $103,855. (See Note 1)


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
       FOR THE PERIOD FROM INCEPTION (MARCH 28, 2001) TO DECEMBER 31, 2001


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         Organization and Line of Business

         Universal Guardian Holdings, Inc. (the "Company" or "UGHO"), formerly known as Hollywood Partners.com, Inc. was incorporated under the laws of Delaware during 1989 under the name Guideline Capital Corporation. Effective September 13, 1999, pursuant to a Share Exchange and Reorganization Agreement, the Company acquired all of the issued and outstanding shares of Hollywood Partners, Inc. and changed its name to Hollywood Partners.com, Inc.

         Effective December 31, 2002, pursuant to a Share Exchange and Reorganization Agreement, between UGHO and Universal Guardian Corporation ("UGC"), the former shareholders of UGC acquired 11,300,000 newly issued shares of common stock of UGHO. At the date of consummation of this transaction, these shareholders effectively controlled approximately 69.1% of the issued and outstanding common stock of UGHO. Since the shareholders of UGC obtained control of UGHO, according to FASB Statement No. 141 - "BUSINESS COMBINATIONS," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

         o UGC is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values and the results of operations of UGC have been presented for the comparative prior period;

         o Control of the net assets and business of UGHO was acquired effective December 31, 2002. This transaction has been accounted for as a purchase of the assets and liabilities of UGHO by UGC. The historical cost of the net liabilities assumed was $103,855.

         UGC was incorporated under the laws of the state of Nevada on March 28, 2001. UGC is in the business of protecting human life and military, government and commercial assets, by providing services, systems and technology to detect, assess and defend against security and terrorists threats worldwide. UGC's corporate office is located in Carlsbad, California.

         Prior to the transaction, UGHO had 4,848,014 and 600 shares of common and series A preferred stock outstanding, respectively, and 1,779,875 options/warrants to purchase shares of common stock outstanding. UGC had 11,300,000 and 350,000 shares of common and series A preferred stock outstanding, respectively, and 2,175,000 option/warrants to purchase shares of common stock outstanding. Pursuant to the transaction, the 11,300,000 UGC shares were converted into 11,300,000 shares of UGHO, the 350,000 UGC series A preferred shares can be converted on a one for one basis into common shares of UGHO at the option of the holder and the 2,175,000 UGC option/warrants can be exercised for common shares of UGHO.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
       FOR THE PERIOD FROM INCEPTION (MARCH 28, 2001) TO DECEMBER 31, 2001


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Basis of Presentation

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred a net loss since its inception and as of December 31, 2002 had a working capital deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. Management plans to raise additional capital through private equity financing by selling shares of UGC's Series A preferred stock, to continue to obtain new profitable contracts to install its security systems and to continue to perform on its current contracts. Management believes that being a public company as a result of the above mentioned merger will provide more opportunities for the Company to raise additional debt and equity capital.

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, UGC and UGC's wholly owned subsidiary, The Harbour Group, Inc. from its date of acquisition (see Note 2). All inter-company accounts and transactions have been eliminated.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2002 and 2001, the Company used estimates in determining the realization of its accounts receivable, inventory and its intangible assets. Actual results could differ from these estimates.

         Fair Value of Financial Instruments

         For certain of the Company's financial instruments, including cash, accounts receivable, inventory, deposits, and other current assets, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable and capital lease obligations also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
       FOR THE PERIOD FROM INCEPTION (MARCH 28, 2001) TO DECEMBER 31, 2001


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Cash and Cash Equivalents

         For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

         Concentration of Credit Risk

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company's current operations consist of fulfilling seven government contracts. The government awards contracts to a prime contractor who will in turn enter into a contract with the Company to be a sub-contractor. The Company invoices and receives payments from the prime contractor. At December 31, 2002, the entire accounts receivable balance was due from the prime contractor. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. The Company has not established an allowance for doubtful accounts since all of its receivables are ultimately from governmental entities. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, if required.

         Inventory

         Inventory consisting principally of products purchased for resale and are stated at the lower of cost (determined by the first-in, first-out method) or market.

         Property and Equipment

         Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives from 3 to 7 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are included in the results of operations.

         Software Development Costs

         Software development costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs are comprised primarily of external development costs associated with the development of the Company's software products. As of December 31, 2002, the Company had not begun selling any software products.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
       FOR THE PERIOD FROM INCEPTION (MARCH 28, 2001) TO DECEMBER 31, 2001


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Software Development Costs, Continued

         Amortization of capitalized software development costs is provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed three years). As of December 31, 2002, amortization has not begun since the Company has not begun to sell any software products. Management periodically compares estimated net realizable value by product with the amount of software development costs capitalized for that product to ensure the amount capitalized is not in excess of the amount to be recovered through revenues. Any such excess of capitalized software development costs to expected net realizable value is expensed at that time.

         Impairment of Long-Lived Assets

         Long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

         Goodwill

         Goodwill represents the excess of the consideration over the estimated fair value of the net tangible assets acquired. The Company continually monitors its goodwill assets to determine whether any impairment has occurred. In making such determination with respect to these assets, the Company evaluates the performance on an undiscounted cash flow basis, of the assets or group of assets, which gave rise to the goodwill's carrying amount. Should impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of the asset or group of assets that gave rise to the goodwill using the discounted cash flow method.

         Revenue Recognition

         The Company recognizes revenue for the sale of purchased parts under its firm fixed price contracts after the customer inspects the purchased parts and agrees to take title to the parts. Revenue for services performed under its firm fixed price contracts is generally recognized as services are performed.

         The Company will recognize revenue related to software products and licenses and software maintenance in compliance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position No. 97-2, "Software Revenue Recognition."

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
       FOR THE PERIOD FROM INCEPTION (MARCH 28, 2001) TO DECEMBER 31, 2001


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Advertising and Marketing Costs

         The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the year ended December 31, 2002 and the period from inception (March 28, 2001) to December 31, 2001 was $12,624 and $0, respectively.

         Income Taxes

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Earnings Per Share

         In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2002 and 2001, the only dilutive securities were 1,775,000 and 0 (zero) common stock options and 2,629,875 and 0 (zero) common stock warrants/other options, respectively.

         Comprehensive Income

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the year ended December 31, 2002 and for the period from inception (March 28, 2001) to December 31, 2001, the Company has no items that represent other comprehensive income and, accordingly, has not included a schedule of comprehensive income in the financial statements.

         Recently Issued Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001 be accounted for as a purchase; therefore, eliminating the pooling-of-interest method defined in APB 16. The statement is effective for any business combination initiated after June 30, 2001 and shall apply to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. The Company has implemented this pronouncement.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
       FOR THE PERIOD FROM INCEPTION (MARCH 28, 2001) TO DECEMBER 31, 2001


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Recently Issued Accounting Pronouncements, Continued

         In July  2001,  the FASB  issued  SFAS No.  142,  "Goodwill  and  Other
         Intangibles." SFAS No. 142 addresses the initial recognition, measurement and amortization of intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) and addresses the amortization provisions for excess cost over fair value of net assets acquired or intangibles acquired in a business combination. The statement is effective for fiscal years beginning after December 15, 2001, and is effective July 1, 2001, for any intangibles acquired in a business combination initiated after June 30, 2001. The Company has implemented this pronouncement.

         In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

         In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
       FOR THE PERIOD FROM INCEPTION (MARCH 28, 2001) TO DECEMBER 31, 2001


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Recently Issued Accounting Pronouncements, Continued

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

         In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
       FOR THE PERIOD FROM INCEPTION (MARCH 28, 2001) TO DECEMBER 31, 2001


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

         Recently Issued Accounting Pronouncements, Continued

         In May 2000, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-14, Accounting for Certain Sales Incentives. EITF Issue No. 00-14 addresses the recognition, measurement, and income statement classification for sales incentives that a vendor voluntarily offers to customers (without charge), which the customer can use in, or exercise as a result of, a single exchange transaction. Sales incentives that fall within the scope of EITF Issue No. 00-14 include offers that a customer can use to receive a reduction in the price of a product or service at the point of sale. The EITF changed the transition date for Issue 00-14, concluding that a company should apply this consensus no later than the company s annual or interim financial statements for the periods beginning after December 15, 2001. In June 2001, the EITF issued EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor s Products, effective for periods beginning after December 15, 2001. EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's statement of operations or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor s statement of operations. Upon application of these EITFs, financial statements for prior periods presented for comparative purposes should be reclassified to comply with the income statement display requirements under these Issues. In September of 2001, the EITF issued EITF Issue No. 01-09, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Products, which is a codification  of EITF  Issues  No.  00-14,  No.  00-25  and  No.  00-22
         Accounting  for Points and Certain  Other  Time-or  Volume-Based  Sales
         Incentive Offers and Offers for Free Products or Services to be Delivered in the Future. The Company has adopted these issues in 2002 which did not have a material impact on the Company's financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
       FOR THE PERIOD FROM INCEPTION (MARCH 28, 2001) TO DECEMBER 31, 2001


NOTE 2 - ACQUISITIONS

         On August 31, 2002, the Company acquired all the issued and outstanding shares of common stock of The Harbour Group, Inc. for 1,700,000 shares of the Company's common stock. The fair market value of the shares of the Company's common stock issued in this transaction was $0.01 per share, or $17,000, as determined by the Company's board of directors. This transaction has been accounted for by the purchase method of accounting; accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of tangible net assets acquired was attributed to goodwill. The Harbour Group, Inc. was incorporated under the laws of the state of Virginia on December 5, 2001, but had just commenced operations prior to its acquisition by the Company.

         The fair value of the assets acquired and liabilities assumed is summarized as follows:

                  Cash                                          $    5,936
                  Accounts receivable                               35,591
                  Other current assets                               1,750
                  Equipment                                          6,032
                  Goodwill                                          29,912
                  Accounts payable                                 (55,518)
                  Accrued expenses                                  (6,703)
                                                                ----------

                  Purchase price                                $   17,000
                                                                ==========


         The following table presents the unaudited pro forma condensed statement of operations for the year ended December 31, 2002 and reflects the results of operations of the Company as if the acquisition of The Harbour Group, Inc. had been effective January 1, 2002. The pro forma amounts are not necessarily indicative of the combined results of operations had the acquisition been effective as of that date, or of the anticipated results of operations, due to cost reductions and
         operating   efficiencies   that  are   expected  as  a  result  of  the
         acquisition.

                  Net sales                                  $     2,905,243
                                                             ===============
                  Gross profit                               $       370,552
                                                             ===============
                  Selling, general, and
                    administrative expenses                  $     1,128,484
                                                             ---------------
                  Net loss                                   $    (1,344,023)
                                                             ===============
                  Basic and diluted loss per share           $         (0.14)
                                                             ===============
                  Weighted average shares                          9,322,400
                                                             ===============

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
       FOR THE PERIOD FROM INCEPTION (MARCH 28, 2001) TO DECEMBER 31, 2001


NOTE 3 - PROPERTY AND EQUIPMENT

         The cost of property and equipment at December 31, 2002 consisted of the following:

         Computer equipment                                   $    19,831
         Furniture and fixtures                                     8,706
                                                              -----------

                                                                   28,537
                                                              -----------

          Less accumulated depreciation                            (1,460)
                                                              -----------

                                                              $    27,077
                                                              ===========


         Depreciation expense for the year ended December 31, 2002 and the period from inception (March 28, 2001) to December 31, 2001 was $1,460 and $0, respectively.

NOTE 4 - NOTES PAYABLE, RELATED PARTIES

         Notes payable at December 31, 2002 consist of the following:

         Bridge loan notes to  stockholders  of UGHO (See Note 8), dated October
         14,  2002 - these two  notes  accrue  interest  at 10% per  annum,  are secured  by  virtually  all the  assets of the  Company  and a personal guarantee issued by the CEO are due on January 14, 2003.  Subsequent to
         December 31, 2002,  these bridge loans were converted into an aggregate of 560,000 shares of UGC Series A preferred stock
         (See Note 9); and                                                        $       700,000

         Demand note to officer - the note accrues interest at 9%
         per annum, is unsecured and is payable on demand.                                180,633
                                                                                  ---------------

                                                                                  $       880,633
                                                                                  ===============

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
       FOR THE PERIOD FROM INCEPTION (MARCH 28, 2001) TO DECEMBER 31, 2001


NOTE 5 - COMMITMENTS AND CONTINGENCIES

         The Company leases a facility for its corporate office under a non-cancelable operating lease. Total rent expense for the year ended December 31, 2002 and the period from inception (March 28, 2001) to December 31, 2001 was $18,998 and $0, respectively. The Company also leases certain equipment under capital lease obligations. Future minimum lease payments under non-cancelable capital and operating leases with initial or remaining terms of one year or more are as follows:

                                                                      Capital       Operating
                                                                      Leases          Leases
                                                                      -------       ---------
                  Year ending December 31,
                  2003                                             $     6,087     $     128,095
                  2004                                                   6,087           204,794
                  2005                                                   5,072           218,812
                  2006                                                                   227,653
                  2007                                                                   236,493
                  Thereafter                                                              19,769
                                                                   -----------     -------------

                  Net Minimum Lease Payments                            17,246     $   1,035,616
                                                                   ------------    =============
                  Less: Amounts Representing Interest                   (2,453)
                                                                   -----------
                  Present Value of Net Minimum Lease Payments           14,793
                  Less: Current Portion                                 (5,223)
                                                                   -----------
                  Long-Term Portion                                $     9,570
                                                                   ===========


         Included in property and equipment is capitalized lease equipment of $15,141 with accumulated amortization of $421 and $0 at December 31, 2002 and 2001, respectively.

         Litigation

         As a result of actions committed by a former employee, the Company recently made a self-disclosure to the U.S. Navy regarding overbillings to the government and excessive business pleasantries. Each of these issues is currently under internal investigation and the Company will disclose the results of its internal investigation to the Government. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations. Subsequently, an action was filed by this former employee on March 7, 2003 in the U.S. District Court for the Central District of California, Zilles v. Universal Guardian, et al., C.D.Cal. Case No. SACV-03-231 (ANx) (GLT). The complaint alleges claims including but not limited to civil RICO violations, securities and common law fraud, breach of contract and rescission, and wrongful termination and seeks monetary and injunctive relief. The Company questions the validity of the claims alleged, has engaged independent counsel and intends to vigorously defend against these claims.

         The Company is involved in certain legal proceedings and claims that arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
       FOR THE PERIOD FROM INCEPTION (MARCH 28, 2001) TO DECEMBER 31, 2001


         NOTE 6 - STOCKHOLDERS' EQUITY

         Common Stock

         For the period from inception (March 28, 2001) to December 31, 2001 and for the year ended December 31, 2002, the Company issued 4,475,000 and 5,125,000 shares of the Company's common stock for compensation valued at $4,475 and $34,060, respectively. The fair market value of these shares issued as compensation was determined by the Company's board of directors (see Note 2).

         On August 31, 2002, the Company issued 1,700,000 shares of common stock for the acquisition of The Harbour Group, Inc. valued at $17,000. The fair market value of these shares issued in connection with the acquisition was determined by the Company's board of directors.

         Stock Options

         In October 2002, the board of directors adopted the Company's Universal Guardian Corporation 2002 Stock Option Plan ("Stock Option Plan"). Under the Stock Option Plan, the board of directors, or its designated administrators, has the flexibility to determine the type and amount of awards to be granted to eligible participants. The Stock Option Plan is intended to secure for the Company and its stockholders the benefits arising from ownership of the Company's common stock by individuals employed or retained by the Company who will be responsible for the future growth of the Company. The Stock Option Plan is designed to help attract and retain superior personnel for positions of substantial responsibility, and to provide individuals with an additional incentive to contribute to the Company's success.

         The Company authorized and reserved for issuance an aggregate of 2,500,000 shares of common stock under the Stock Option Plan. The shares of common stock issuable under the Stock Option Plan may be authorized but unissued shares, shares issued and reacquired by the Company or shares purchased by the Company on the open market. If any of the awards granted under the Stock Option Plan expire, terminate or are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares subject to those expired, terminated or forfeited awards will again be available for purposes of the Stock Option Plan.

         The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the year ended December 31, 2002. There were no options issued during the period from inception (March 28, 2001) to December 31, 2001:

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
       FOR THE PERIOD FROM INCEPTION (MARCH 28, 2001) TO DECEMBER 31, 2001


NOTE 6 - STOCKHOLDERS' EQUITY, CONTINUED

         Stock Options, Continued


                                                                      2002
                                                                -------------
                  Net loss
                      As reported                               $  (1,331,111)
                        Pro forma                               $  (1,354,575)

                  Basic loss per common share
                      As reported                               $       (0.17)
                        Pro forma                               $       (0.17)

                  Diluted loss per common share
                      As reported                               $       (0.17)
                        Pro forma                               $       (0.17)


         For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model. The fair value is computed as of the date of grant using the following assumptions for grants in 2002: (i) dividend yield of 0%, (ii) expected volatility of 233%, (iii) weighed-average risk-free interest rate of approximately 3.5%, and (iv) expected life of 5 years.

         The following is table summarizes the options outstanding:

                                                                  Weighted-
                                                    Stock          Average
                                                   Option         Exercise
                                                    Plan           Price
                                                    ----           -----
            Balance, December 31, 2001                 --        $      --
              Granted                            1,775,000       $    0.08
                                                                 ---------
            Balance, December 31, 2002           1,775,000       $    0.08
                                                                 =========

            Exercisable, December 31, 2002         725,000       $    0.08
                                                                 =========


         There were 725,000 options available for future grant at December 31, 2002 under the Company's Stock Option Plan.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
       FOR THE PERIOD FROM INCEPTION (MARCH 28, 2001) TO DECEMBER 31, 2001


NOTE 6 - STOCKHOLDERS' EQUITY, CONTINUED

         Stock Options, Continued

         The weighted average remaining contractual life of options outstanding issued under the Stock Option Plan is 4.68 years at December 31, 2002. The exercise price for the options outstanding under the Stock Option Plan at December 31, 2002 were as follows:

                     Number of
                      Options                            Exercise Price
                      -------                            --------------
                         700,000                           $     .01
                       1,050,000                           $     .10
                          25,000                           $    1.25
                  --------------
                       1,775,000
                  ==============


         No compensation expense was recognized as a result of the issuance of stock options issued to employees of the Company. However, the fair value of options issued to consultants during 2002 was $39,144. This expense is being recognized over the vesting period of the respective options as follows: $14,883, $8,933, $8,933 and $6,395 during the years ended December 31, 2002, 2003, 2004 and 2005, respectively.

         For options granted during the year ended December 31, 2002 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.07 and the weighted-average exercise price of such options was $0.06. For options granted during the year ended December 31, 2002 where the exercise price was greater than the stock price at the date of the grant, the weighted-average fair value of such options was $0.10 and the weighted-average exercise price of such options was $1.25. No options were granted during the year ended December 31, 2002, where the exercise price was less than the stock price at the date of the grant.

         Warrants/Other Options

         In October 2002, the Company granted 400,000 warrants to a consultant to purchase shares of the Company's common stock at $1.25 per shares. The Company determined the fair value of these warrants using Black-Scholes pricing model to be $38,886 which is recorded as an expense in the accompanying statement of operations. The fair value was computed as of the date of grant using the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 233%, (iii) weighed-average risk-free interest rate of approximately 3.5%, and (iv) expected life of 5 years.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
       FOR THE PERIOD FROM INCEPTION (MARCH 28, 2001) TO DECEMBER 31, 2001


NOTE 6 - STOCKHOLDERS' EQUITY, CONTINUED

         Warrants/Other Options, Continued

         The  following  is  table   summarizes   the   warrants/other   options
outstanding:

                                                                                       Weighted-
                                                                     Warrants/           Average
                                                                       Other           Exercise
                                                                      Options            Price
                                                                      -------            -----
                  Balance, December 31, 2001                                 --         $        -
                    Carryforward from UGHO merger transaction         1,779,875         $     3.23
                    Granted                                             400,000         $     1.25
                                                                   ------------
                  Balance, December 31, 2002                          2,179,875         $     2.87
                                                                   ============

                  Exercisable, December 31, 2002                      2,179,875         $     2.87
                                                                   ============

         The weighted average remaining contractual life of the warrants/other options outstanding is 6.55 years at December 31, 2002. The exercise price for the warrants/other options outstanding at December 31, 2002 were as follows:


                              Number of
                          Warrants/Other
                              Options                   Exercise Price
                              -------                   --------------
                                    28,375               $0.20
                                 1,737,500               $1.00 - $1.25
                                   300,000               $2.00 - $4.00
                                    30,000               $5.00 - $10.00
                                    73,000               $21.40 - $27.40
                                    11,000               $60.00 - $100.00
                          ----------------
                                 2,179,875
                          ================


NOTE 7- INCOME TAXES

         The reconciliation of the effective income tax rate to the federal statutory rate for the year ended December 31, 2002 and the period from inception (March 28, 2001) to December 31, 2001 is as follows:

                                                         2002          2001
                                                      ----------     ---------
         Federal income tax rate                           34.0%         34.0%
         State taxes, net of federal benefit                6.0%          6.0%
         Effect of net operating loss                    (40.0)%       (40.0)%
                                                      ----------     ---------

         Effective income tax rate                          0.0%          0.0%
                                                      ==========     =========

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
       FOR THE PERIOD FROM INCEPTION (MARCH 28, 2001) TO DECEMBER 31, 2001


NOTE 7- INCOME TAXES, CONTINUED

         Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, 2002 are as follows:

         Loss carry forwards                               $  520,000
         Less valuation allowance                            (520,000)
                                                           ----------

                                                           $        -
                                                           ==========


         At December 31, 2002, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not. The net change in the valuation allowance for the year ended December 31, 2002 was an increase of approximately $480,000. Net operating loss carry forwards of approximately $1,300,000 expire starting in 2016.

NOTE 8 - MINORITY INTEREST

         Minority interest represents the carrying amount of the Company's wholly owned subsidiary, UGC's Series A Preferred Stock issued and outstanding as of December 31, 2002.

         UGC is authorized to issue up to 10,000,000 shares of preferred stock and has authorized the issuance of up to 3,000,000 shares of Series A Preferred Stock. The Series A Preferred Stock is senior to UGC's common stock with respect to payment of dividends and amounts upon liquidation, dissolution or winding up of UGC. Holders of shares of Series A Preferred Stock will be paid cumulative dividends, payable at the option of UGC in Series A Preferred Stock ("PIK") or cash out of funds legally available at an annual rate of 6%. The holders of Series A Preferred Stock will be entitled to receive in the event of any liquidation, dissolution or winding up of UGC, whether voluntary or involuntary, payment of $1.25 for each share of Series A Preferred Stock, plus an amount for each share of Series A Preferred Stock equal to all dividends accumulated, accrued and unpaid thereon to the date of final distribution to such holders.

         As inducement to enter into the bridge loans (See Note 4) UGC issued 350,000 shares of its Series A Preferred stock valued at $1.25 per share to the bridge loan holders. A financing charge of $437,500 has been reflected in the accompanying statement of operations. Pursuant to the terms of the designation of Series A Preferred, the Series A now converts into common shares of Universal Guardian Holdings, Inc.

         UGC began offering shares of its Series A Preferred Stock to investors in late 2002, and has received approximately $1,250,000 (included in this amount is the conversion of the $700,000 in bridge loans - see
         Note 9), and to date has broken escrow.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
       FOR THE PERIOD FROM INCEPTION (MARCH 28, 2001) TO DECEMBER 31, 2001


NOTE 9 - SUBSEQUENT EVENTS

         On January 14, 2003, the holders of the bridge loans converted the entire $700,000 balance into 560,000 shares of UGC's Series A preferred stock (see Note 4).

         On March 7, 2003, the Company converted an outstanding accounts payable balance with a significant vendor into a promissory note for $301,496. This outstanding balance was included in an accounts payable balance of $518,000 to this vendor at December 31, 2002. The difference between these amounts is accrued interest of $8,496 less a required payment of $225,000 due on the date of the note. The $301,496 note balance requires payment in full over four monthly installments commencing April 17, 2003. The note carries an interest rate of 6%.

         As a result of actions committed by a former employee of the Company, the Company recently made a self-disclosure to the U. S. Navy regarding overbillings to the government and other matters committed by a former employee. Each of these issues is currently under internal investigation and the Company will disclose the results of its internal investigation to the Government. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations. Subsequently, an action was filed by this former employee on March 7, 2003 in the U.S. District Court for the Central District of California, Zilles v. Universal Guardian, et al., C.D.Cal. Case No. SACV-03-231 (ANx) (GLT). The complaint alleges claims including but not limited to civil RICO violations, securities and common law fraud, breach of contract and rescission, and wrongful termination and seeks monetary and injunctive relief. The Company questions the validity of the claims alleged, has engaged independent counsel and intends to vigorously defend against these claims.

         As of December 31, 2002, the Company 10 full time and 1 part time employees. During the first quarter of 2003 the Company implemented a functional reorganization and terminated two employees and accepted the resignation of 2 employees. Management believes the results of this reorganization and the changes in personnel will be beneficial to the Company on the whole.