Form 10QSB
period 2003-03-31
UNIVERSAL GUARDIAN HOLDINGS INC
filed 2003-05-20
CIK 859916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                                                000-24755
                                                        (Commission file number)

                        UNIVERSAL GUARDIAN HOLDINGS, INC.
        (Exact name of small business issuer as specified in its charter)

                     DELAWARE                                 33-0379106
           (State or other jurisdiction                      (IRS Employer
         of incorporation or organization)                Identification No.)

            5759 FLEET STREET, SUITE 110, CARLSBAD, CALIFORNIA 92008
                    (Address of principal executive offices)

                                 (760) 579-0808
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of May 15, 2003 - 16,198,014 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

                        UNIVERSAL GUARDIAN HOLDINGS, INC.
                                      INDEX



                                                                                               Page
                                                                                              Number
                                                                                              ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet as of March 31, 2003                                       3

           Consolidated Statements of Operations for
           the three months ended March 31, 2003 and 2002                                        4

           Consolidated Statements of Cash Flows for
           the three months ended March 31, 2003 and 2002                                       5-6
           Notes to Consolidated Financial Statements                                           7-9

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                           10-12

Item 3.    Controls and Procedures                                                              12

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                    13

Item 2.    Change in Securities and Use of Proceeds                                             13

Item 3.    Defaults Upon Senior Securities                                                      13

Item 4.    Submission of Matters to a Vote of Security Holders                                  13

Item 5.    Other Information                                                                    13

Item 6.    Exhibits and Reports on Form 8-K                                                     14

SIGNATURES                                                                                      14

Part III.  EXHIBITS



PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003



                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                           $         6,351
   Accounts receivable, less allowance for
     doubtful accounts of $0                                                 1,996,281
   Inventory                                                                   132,976
   Deposits and other current assets                                            77,021
                                                                       ---------------
     Total current assets                                                    2,212,629

PROPERTY AND EQUIPMENT, net                                                     31,459
SOFTWARE DEVELOPMENT COSTS                                                     242,970
GOODWILL                                                                        29,912
                                                                       ---------------
TOTAL ASSETS                                                           $     2,516,970
                                                                       ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                    $     1,830,143
   Accrued expenses                                                            697,964
   Capital lease obligations, current portion                                    4,618
   Note payable                                                                293,000
   Notes payable, related parties                                              180,633
                                                                       ---------------
     Total current liabilities                                               3,006,358

CAPITAL LEASE OBLIGATION, less current portion                                   9,108
                                                                       ---------------
TOTAL LIABILITIES                                                            3,015,466
                                                                       ---------------

MINORITY INTEREST                                                            1,137,500

COMMITMENTS AND CONTINGENCIES                                                        -

STOCKHOLDERS' DEFICIT
   Series A Convertible Preferred Stock, cumulative 7%,
     $0.001 par value, 5,000,000 shares authorized:
     600  shares issued and outstanding ($70,000 of
     dividends in arrears)                                                           1
   Common Stock, $0.001 par value, 50,000,000 shares
     authorized, 16,198,014 shares issued and outstanding                       16,198
   Additional paid-in capital                                                  212,586
   Accumulated deficit                                                      (1,864,781)
                                                                       ---------------

     Total stockholders' deficit                                            (1,635,996)
                                                                       ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $     2,516,970
                                                                       ===============


       See the accompanying notes to the consolidated financial statements

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002




                                                               2003             2002
                                                         ---------------  ---------------
REVENUE                                                  $     1,897,566  $             -

COST OF REVENUE                                                1,493,149                -
                                                         ---------------  ---------------

GROSS PROFIT                                                     404,417                -
                                                         ---------------  ---------------

SELLING GENERAL AND
  ADMINISTRATIVE EXPENSES                                        819,904           33,623
                                                         ---------------  ---------------

LOSS FROM OPERATIONS                                            (415,487)         (33,623)
                                                         ---------------- ----------------

OTHER EXPENSES:
  Financing costs                                                      -                -
  Interest expense                                                 8,060                -
                                                         ---------------  ---------------

          TOTAL OTHER EXPENSES                                     8,060                -
                                                         ---------------  ---------------

LOSS BEFORE INCOME TAXES                                        (423,547)         (33,623)

 INCOME TAXES                                                          -                -
                                                         ---------------  ---------------

NET LOSS                                                 $      (423,547) $       (33,623)
                                                         ===============  ===============

PREFERRED STOCK DIVIDENDS                                         (5,250)               -
                                                         ---------------  ---------------

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS               $      (428,797) $       (33,623)
                                                         ===============  ===============

NET LOSS PER SHARE:
     BASIC AND DILUTED                                   $         (0.03) $         (0.01)
                                                         ===============  ===============
WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC AND DILUTED                                        16,166,903        5,111,667
                                                         ===============  ===============



      See the accompanying notes to the consolidated financial statements

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002



                                                                                      2003             2002
                                                                                ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $      (423,547) $       (33,623)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation expense                                                                 2,922                -
     Common stock issued for compensation and services                                  155,000            1,910
     Value of options and warrants issued to consultants                                 57,636                -
   (Increase) decrease in:
     Accounts receivable                                                             (1,186,357)               -
     Inventory                                                                          (16,489)               -
     Deposits and other current assets                                                  (20,150)               -
   Increase (decrease) in:
     Accounts payable                                                                   693,778           11,713
     Accrued expenses                                                                    78,874                -
                                                                                ---------------  ---------------

Net cash used in operating activities                                                  (658,333)         (20,000)
                                                                                ---------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    (7,304)               -
   Payments for software development costs                                             (144,757)               -
                                                                                ---------------  ---------------

Net cash used in investing activities                                                  (152,061)               -
                                                                                ---------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of note payable, related party                                      -           20,000
   Payment on capital lease obligation                                                   (1,067)               -
   Payments on notes payable                                                           (225,000)               -
                                                                                ---------------  ---------------

Net cash used in investing activities                                                  (226,067)          20,000
                                                                                ---------------- ---------------



NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (1,036,461)               -

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                       1,042,812                -
                                                                                ---------------  ---------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $         6,351  $             -
                                                                                ===============  ===============

      See the accompanying notes to the consolidated financial statements

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the three months ended March 31, 2003 and 2002, the Company paid income taxes of $0 and $0, respectively and interest of $455 and $0, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the three months ended March 31, 2003 the Company (1) issued 50,000 shares of common stock to consultants for services valued at $155,000; (2) issued 200,000 warrants to consultants for services valued at $57,636; (3) converted accounts payable of $518,000 into a note payable and (4) converted two bridge loans in the amount of $700,000 into shares of Series A preferred stock of Universal Guardian Corporation.

During the three months ended March 31, 2002 the Company (1) issued 1,910,000 shares of common stock for compensation valued at $1,910.


      See the accompanying notes to the consolidated financial statements

                        UNIVERSAL GUARDIAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Universal Guardian Holdings, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2002 included in the Company's Annual Report on Form

10-KSB. The results of the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred a net loss since its inception and as of March 31, 2003 had a working capital deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As of March 31, 2003 the Company had outstanding 2,379,875 and 1,775,000 warrants and options, respectively, to purchase shares of common stock.

NOTE 3 - NOTES PAYABLE

On January 14, 2003, the holders of the bridge loans converted the entire $700,000 balance into 560,000 shares of Universal Guardian Corporation's Series A preferred stock. The value of Universal Guardian Corporation's Series A preferred stock is reflected as minority interest in the accompanying consolidated balance sheet.

On March 7, 2003, the Company converted an outstanding accounts payable balance with a significant vendor into a promissory note for $518,000. The Company made a required payment on the note in the amount of $225,000 due on the date of the note. The $293,000 note balance requires payment in full over four monthly installments commencing April 17, 2003. The note accrues an interest rate of 6% per annum.

                        UNIVERSAL GUARDIAN HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 4 - COMMON STOCK

On February 25, 2003, the Company issued a total of 50,000 shares of common stock to two consultants for services valued at $155,000. In addition, the Company also issued a total of 200,000 warrants to these same two consultants for services valued at $57,636.

The Company has adopted only the disclosure provisions of SFAS No. 148 and 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the three months ended March 31, 2003 and 2002:

                                              2003                2002
                                           -------------  ----------------
 Net loss
     As reported                           $   (423,547)  $     (33,623)
     Pro forma                             $   (428,504)  $     (33,623)
 Basic and diluted loss per common share
     As reported                           $      (0.03)  $       (0.01)
     Pro forma                             $      (0.03)  $       (0.01)

This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

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

                        UNIVERSAL GUARDIAN HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


NOTE 5 - LITIGATION

As a result of actions committed by a former employee, the Company recently made a self-disclosure to the U.S. Navy regarding overbillings to the government and excessive business pleasantries. Each of these issues is currently under internal investigation and the Company will disclose the results of its internal investigation to the Government. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations. Subsequently, an action was filed by this former employee on March 7, 2003 in the U.S. District Court for the Central District of California, ZILLES V. UNIVERSAL GUARDIAN, ET AL., C.D.Cal. Case No. SACV-03-231 (ANx) (GLT). The complaint alleges claims including but not limited to civil RICO violations, securities and common law fraud, breach of contract and rescission, and wrongful termination and seeks monetary and injunctive relief. The Company questions the validity of the claims alleged, has engaged independent counsel and intends to vigorously defend against these claims. The Company has filed a motion to dismiss and for summary adjudication which motions are set for hearing on June 16, 2003.

The Company recently learned that it has been added as a Judgment Debtor in a Los Angeles Superior Court entitled, GIANTS ENTERTAINMENT, INC. V. HOLLYWOOD PARTNERS, INC., Case No.: BC251352. Giants Entertainment initially filed the action against Hollywood Partners on May 29, 2001 alleging various common counts, interference with business advantage and seeking a temporary and permanent injunction. The parties settled the dispute on or about June 4, 2001. As part of the settlement Hollywood Partners agreed to make payments over time and executed a stipulation for entry of judgment if it failed to make the payments as required by the settlement agreement. On January 2, 2002, Giants Entertainment filed the stipulation for entry of judgment. The court entered judgment in the amount of $39,191.00 against Hollywood Partners on the same day. In an effort to collect on the judgment, Giants Entertainment filed a motion with the court to add Universal Guardian Holdings, Inc. and Universal Guardian Corporation as Judgment Debtors to the judgment entered on January 2, 2002. On March 10, 2003 the court granted the motion. Giants Entertainment recently filed another motion to amend the amended judgment. The hearing is scheduled for May 23, 2003. The exact nature of the motion is not known at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2002 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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


RESULTS OF OPERATIONS

Revenue for the three months ended March 31, 2003 was $1,897,566 compared to $0 for the same period in 2002. We did not commence generating significant revenue until the 4th quarter of 2002. With the contracts that have already been awarded plus those that have been initially allocated and earmarked for the installation of our proprietary security systems in eight of the U.S. Navy's critical harbors, we expect our revenues in 2003 and 2004 to continue to increase.

Cost of revenue for the three months ended March 31, 2003 was $1,493,149 compared to $0 for the same period in 2002. Gross margin for the three months ended March 31, 2003 was 21.3% compared to 12.6% for the year ended December 31, 2002. Our gross margin has improved as a result of our expanded business base, become more efficient in fulfilling our contract obligations and improving the bidding and estimating procedures for new contracts.

Selling general and administrative expenses for the three months ended March 31, 2003 was $819,904 compared to $33,623 for the same period in 2002. Selling general and administrative expenses began to increase dramatically during the 4th quarter of 2002 as we expanded the staff with core competencies, leased office space and incurred other operating expenses to support contract performance and launch our operations.

Interest expense for the three months ended March 31, 2003 was $8,060 compared to $0 for the same period in 2002. Interest expense relates to interest on the demand note from our CEO and capital leases.

LIQUIDITY AND CAPITAL RESOURCES

During 2002, Michael Skellern, our CEO advanced us a total of $180,633 to help fund operations. This debt is represented by a demand note that accrues interest at 9% per annum and is unsecured.

In October 2002, we obtained two bridge loan notes from two of our stockholders. The notes were dated October 14, 2002 and the notes accrue interest at 10% per annum, are secured by virtually all of our assets and were due on January 14, 2003. In January 2003 these bridge loans were converted into an aggregate of 560,000 shares of Universal Guardian Corporation Series A Preferred stock. In addition, as inducement to enter into the bridge loans we issued 350,000 shares of Universal Guardian Corporation Series A Preferred stock to the bridge loan holders.

We are currently offering shares of Universal Guardian Corporation Series A Preferred stock to accredited investors at $1.25 per share. In order to break escrow, we were required to obtain subscriptions for at least 1,000,000 shares or $1,250,000. We obtained the minimum amount of subscriptions in April 2003 and broke escrow. We are continuing the offering of Universal Guardian Corporation Series A Preferred Stock and expect to raise an additional $1,750,000. However, there is no assurance we will succeed in raising the additional funds.

We have incurred net losses since our inception and at March 31, 2003 have negative working capital. To continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both.

FORWARD-LOOKING STATEMENTS

This Form 10-KQB  contains  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operation", as well as other factors which will be outside our control. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.


ITEM 3.    CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.



PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As a result of actions committed by a former employee, the Company recently made a self-disclosure to the U.S. Navy regarding overbillings to the government and excessive business pleasantries. Each of these issues is currently under internal investigation and the Company will disclose the results of its internal investigation to the Government. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations. Subsequently, an action was filed by this former employee on March 7, 2003 in the U.S. District Court for the Central District of California, ZILLES V. UNIVERSAL GUARDIAN, ET AL., C.D.Cal. Case No. SACV-03-231 (ANx) (GLT). The complaint alleges claims including but not limited to civil RICO violations, securities and common law fraud, breach of contract and rescission, and wrongful termination and seeks monetary and injunctive relief. The Company questions the validity of the claims alleged, has engaged independent counsel and intends to vigorously defend against these claims. The Company has filed a motion to dismiss and for summary adjudication which motions are set for hearing on June 16, 2003.

The Company recently learned that it has been added as a Judgment Debtor in a Los Angeles Superior Court entitled, GIANTS ENTERTAINMENT, INC. V. HOLLYWOOD PARTNERS, INC., Case No.: BC251352. Giants Entertainment initially filed the action against Hollywood Partners on May 29, 2001 alleging various common counts, interference with business advantage and seeking a temporary and permanent injunction. The parties settled the dispute on or about June 4, 2001. As part of the settlement Hollywood Partners agreed to make payments over time and executed a stipulation for entry of judgment if it failed to make the payments as required by the settlement agreement. On January 2, 2002, Giants Entertainment filed the stipulation for entry of judgment. The court entered judgment in the amount of $39,191.00 against Hollywood Partners on the same day. In an effort to collect on the judgment, Giants Entertainment filed a motion with the court to add Universal Guardian Holdings, Inc. and Universal Guardian Corporation as Judgment Debtors to the judgment entered on January 2, 2002. On March 10, 2003 the court granted the motion. Giants Entertainment recently filed another motion to amend the amended judgment. The hearing is scheduled for May 23, 2003. The exact nature of the motion is not known at this time.


ITEM 2.    CHANGE IN SECURITIES AND USE OF PROCEEDS

On February 25, 2003, the Company issued a total of 50,000 shares of common stock to two consultants for services valued at $155,000.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable


ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

99.1 Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




(b) Reports on Form 8-K

On January 15, 2003, the Company filed a Current Report on Form 8-K announcing the transaction with Universal Guardian Corporation. The Company filed an amendment to this Form 8-K on March 24, 2003 to present the audited financial statements of Universal Guardian Corporation.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UNIVERSAL GUARDIAN HOLDINGS, INC.


                                            By:_/s/ Michael J. Skellern
                                            ---------------------------
                                            Michael J. Skellern
                                            Chief Executive Officer


                                            By:_/s/ Richard E. Fields
                                            ---------------------------
                                            Richard E. Fields
                                            Chief Financial Officer


Date:  May 20, 2003

    CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael J. Skellern, Chief Executive Officer of Universal Guardian Holdings, Inc., certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Universal Guardian Holdings, Inc. (the "Registrant");

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


4. The Registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

          b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

          c. presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Michael J. Skellern
-------------------------
Michael J. Skellern
Chief Executive Officer
Date: May 20, 2003

I, Richard E. Fields, Chief Financial Officer of Universal Guardian Holdings, Inc., certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Universal Guardian Holdings, Inc. (the "Registrant");

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


4. The Registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b. evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c.   presented  in  this  Quarterly   Report  my   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and


6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Richard E. Fields
------------------------
Richard E. Fields
Chief Financial Officer
Date: May 20, 2003

                                                                    Exhibit 99.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Universal Guardian Holdings, Inc. (the "Company") on Form 10-QSB for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

     (1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  May 20, 2003                    By:  /s/ Michael J. Skellern
                                            ------------------------
                                               Michael J. Skellern
                                               Chief Executive Officer

Dated:  May 20, 2003                    By:  /s/ Richard E. Fields
                                            ----------------------
                                               Richard E. Fields
                                               Chief Financial Officer