Form 10QSB
period 2003-06-30
UNIVERSAL GUARDIAN HOLDINGS INC
filed 2003-09-24
CIK 859916

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity. As of September 18, 2003 - 18,318,801 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

                        UNIVERSAL GUARDIAN HOLDINGS, INC.

                                      Index

                                                                          Page
                                                                         Number
                                                                         ------
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet as of June 30, 2003                   3

           Consolidated Statements of Operations for
           the three months ended June 30, 2003 and 2002                    4

           Consolidated Statements of Operations for
           the six months ended June 30, 2003 and 2002                      5

           Consolidated Statements of Cash Flows for
           the six months ended June 30, 2003 and 2002                     6-7

           Notes to Consolidated Financial Statements                     8-14

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      15-19

Item 3.    Controls and Procedures                                         20

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                              20-21

Item 2.    Change in Securities and Use of Proceeds                        21

Item 3.    Defaults Upon Senior Securities                                 21

Item 4.    Submission of Matters to a Vote of Security Holders             21

Item 5.    Other Information                                               21

Item 6.    Exhibits and Reports on Form 8-K                                21

SIGNATURES                                                                 21

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (unaudited)

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                        $        --
   Accounts receivable, less allowance for
     doubtful accounts of $100,000                                    2,452,950
   Inventory                                                            118,930
   Deposits and other current assets                                     36,116
                                                                    -----------
     Total current assets                                             2,607,996
PROPERTY AND EQUIPMENT, net                                              28,456
GOODWILL                                                                 29,912
                                                                    -----------
TOTAL ASSETS                                                        $ 2,666,364
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Cash overdraft                                                   $   305,080
   Accounts payable                                                   2,563,949
   Accrued expenses                                                     772,488
   Capital lease obligations, current portion                             4,765
   Note payable                                                         218,189
   Notes payable, related parties                                       180,633
   Redeemable portion of Series A
     preferred stock of subsidiary                                      512,500
                                                                    -----------
     Total current liabilities                                        4,557,604
CAPITAL LEASE OBLIGATION, less current portion                            7,860
                                                                    -----------
TOTAL LIABILITIES                                                     4,565,464
                                                                    -----------

SERIES A PREFERRED STOCK OF SUBSIDIARY -
  UNIVERSAL GUARDIAN CORPORATION                                      1,377,447

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' DEFICIT
   Series A Convertible Preferred Stock, cumulative 7%,
     $0.001 par value, 5,000,000 shares authorized:
     600 shares issued and outstanding ($75,250 of
     dividends in arrears)                                                    1
   Common Stock, $0.001 par value, 50,000,000 shares
     authorized, 16,537,842 shares issued and outstanding                16,537
   Additional paid-in capital                                         1,278,345
   Prepaid consulting fees                                             (846,054)
   Accumulated deficit                                               (3,725,376)
                                                                    -----------
     Total stockholders' deficit                                     (3,276,547)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $ 2,666,364
                                                                    ===========

       See the accompanying notes to the consolidated financial statements

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (unaudited)


                                                      2003                  2002
                                                 ------------          ------------
REVENUE                                          $  1,482,224          $         --

COST OF REVENUE                                     1,462,402                    --
                                                 ------------          ------------
GROSS PROFIT                                           19,822                    --

SELLING GENERAL AND
  ADMINISTRATIVE EXPENSES                           1,652,495                37,510
                                                 ------------          ------------

LOSS FROM OPERATIONS                               (1,632,673)              (37,510)
                                                 ------------          ------------

OTHER EXPENSES:
  Financing costs                                     205,000                    --
  Interest expense                                     22,922                    --
                                                 ------------          ------------

          TOTAL OTHER EXPENSES                        227,922                    --
                                                 ------------          ------------

LOSS BEFORE INCOME TAXES                           (1,860,595)              (37,510)

 INCOME TAXES                                              --                    --
                                                 ------------          ------------

NET LOSS                                           (1,860,595)              (37,510)
                                                 ============          ============

PREFERRED STOCK DIVIDENDS                             (49,125)                   --
                                                 ------------          ------------

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS       $ (1,909,720)         $    (37,510)
                                                 ============          ============

NET LOSS PER SHARE:
     BASIC AND DILUTED                           $      (0.12)         $      (0.01)
                                                 ============          ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC AND DILUTED                             16,392,380             6,385,000
                                                 ============          ============


       See the accompanying notes to the consolidated financial statements

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (unaudited)


                                                        2003                  2002
                                                   ------------          ------------
REVENUE                                            $  3,379,790          $         --

COST OF REVENUE                                       2,955,551                    --
                                                   ------------          ------------
GROSS PROFIT                                            424,239                    --

SELLING GENERAL AND
  ADMINISTRATIVE EXPENSES                             2,472,399                71,133
                                                   ------------          ------------

LOSS FROM OPERATIONS                                 (2,048,160)              (71,133)
                                                   ------------          ------------

OTHER EXPENSES:
  Financing costs                                       205,000                    --
  Interest expense                                       30,982                    --
                                                   ------------          ------------

          TOTAL OTHER EXPENSES                          235,982                    --
                                                   ------------          ------------

LOSS BEFORE INCOME TAXES                             (2,284,142)              (71,133)

 INCOME TAXES                                                --                    --
                                                   ------------          ------------

NET LOSS                                             (2,284,142)              (71,133)
                                                   ============          ============

PREFERRED STOCK DIVIDENDS                               (54,375)                   --
                                                   ------------          ------------

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS         $ (2,338,517)         $    (71,133)
                                                   ============          ============

NET LOSS PER SHARE:
     BASIC AND DILUTED                             $      (0.14)         $      (0.01)
                                                   ============          ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC AND DILUTED                               16,266,337             5,751,851
                                                   ============          ============

       See the accompanying notes to the consolidated financial statements

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (unaudited)



                                                                     2003                 2002
                                                                 -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $(2,284,142)         $   (71,133)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization expense                            82,839                   --
     Common stock issued for compensation and services               538,130                1,910
     Value of options and warrants issued to consultants              57,636                   --
     Write off of software development costs                         242,970                   --
     Financing costs                                                 205,000                   --
     Allowance for doubtful accounts                                 100,000                   --
   (Increase) decrease in:
     Accounts receivable                                          (1,743,026)                  --
     Inventory                                                        (2,443)                  --
     Deposits and other current assets                                20,755              (23,633)
   Increase (decrease) in:
     Accounts payable                                              1,427,584               42,997
     Accrued expenses                                                (34,102)                  --
                                                                 -----------          -----------

Net cash used in operating activities                             (1,388,799)             (49,859)
                                                                 -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                 (7,304)                  --
   Payments for software development costs                          (144,757)                  --
                                                                 -----------          -----------

Net cash used in investing activities                               (152,061)                  --
                                                                 -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash overdraft, net                                               305,080                   --
   Proceeds from sales of Series A preferred stock of
     Universal Guardian Corporation, net                             494,947                   --
   Proceeds from issuance of note payable, related party                  --               50,000
   Payment on capital lease obligation                                (2,168)                  --
   Payments on notes payable                                        (299,811)                  --
                                                                 -----------          -----------

Net cash provided by  financing activities                           498,048               50,000
                                                                 -----------          -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                (1,042,812)                 141

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                    1,042,812                   --
                                                                 -----------          -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                        $        --          $       141
                                                                 ===========          ===========

       See the accompanying notes to the consolidated financial statements

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (unaudited)




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the six months ended June 30, 2003 and 2002, the Company paid income taxes of $0 and $0, respectively and interest of $1,507 and $0, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the six months ended June 30, 2003 the Company (1) issued 279,828 shares of common stock to consultants for services valued at $515,630; (2) issued 110,000 shares of common stock from the exercise of stock options (the exercise price of $22,500 were paid via services provided to the Company); (3) issued 700,000 warrants to consultants for services valued at $740,604; (4) converted accounts payable of $518,000 into a note payable; (5) converted two bridge loans and accrued interest in the amount of $700,000 and $17,500, respectively into 574,000 shares of Series A preferred stock of Universal Guardian Corporation; and (6) recognized financing costs of $205,000 resulting from a holder of Series A preferred stock of Universal Guardian Corporation exercising a put option to have the Company purchase 409,999 shares of Series A preferred stock (See Note
4).

During the six months ended June 30, 2002, the Company (1) issued 1,910,000 shares of common stock for compensation valued at $1,910.


       See the accompanying notes to the consolidated financial statements

                        UNIVERSAL GUARDIAN HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The unaudited consolidated financial statements have been prepared by Universal Guardian Holdings, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB. The results for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

Going concern
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred a net loss since its inception, as of June 30, 2003, had a working capital deficit, is in default on certain notes payable and is involved in certain litigation. In addition, the Company was informally notified by the U.S. Navy's prime-contractor that certain of its backlog purchase orders were in the process of being cancelled, thereby potentially negatively impacting future revenue. These matters raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. Management plans to raise additional capital through private equity financing by selling shares of the Company's common stock, to reduce its corporate overhead, to continue to obtain new profitable contracts to install its security systems and to continue to perform on its current contracts.

                        UNIVERSAL GUARDIAN HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Stock options

The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the three months ended June 30, 2003 and 2002:

                                                               2003                 2002
                                                          -----------          -----------
         Net loss
           As reported                                    $(2,284,142)         $   (71,133)
           Compensation recognized under APB 25                    --                   --
           Compensation recognized under SFAS 123              (9,915)                  --
                                                          -----------          -----------
                      Pro forma                           $(2,294,057)         $   (71,133)
                                                          ===========          ===========


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

NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As of June 30, 2003, the Company had outstanding 2,879,875 and 1,665,000 warrants and options, respectively, to purchase shares of the Company's common stock.

                        UNIVERSAL GUARDIAN HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 3 - NOTES PAYABLE

On January 14, 2003, the holders of the bridge loans converted the entire balance of $700,000 and $17,500 of accrued interest into 574,000 shares of Universal Guardian Corporation's Series A preferred stock.

On March 7, 2003, the Company converted an outstanding accounts payable balance with a significant vendor into a promissory note for $518,000. The Company made a required payment on the note in the amount of $225,000 due on the date of the note. The remaining note balance requires payment in full over four monthly installments commencing April 17, 2003. The note accrues an interest rate of 6% per annum. The Company has only made one required payment under this note payable agreement and is currently in default. The note balance at June 30, 2003 was $218,189.

NOTE 4 - STOCKHOLDERS' DEFICIT

Common stock
On February 25, 2003, the Company issued a total of 50,000 shares of common stock to two consultants for services valued at $155,000. The shares of common stock were valued based on the fair value of the Company's common stock at the date of issuance based on the closing trading price as quoted on the OTCBB. In addition, the Company also issued a total of 200,000 warrants to these same two consultants for services valued at $57,636. These warrants were valued using the Black-Scholes option pricing model using the following assumptions: term of 2 years, a risk-free interest rate of 3.5%, a dividend yield of 0% and volatility of 33%.

During the three months ended June 30, 2003, the Company issued a total of 229,828 shares of common stock to consultants for services valued at $360,630. The shares of common stock were valued based on the fair value of the Company's common stock at the date of issuance based on the closing trading price as quoted on the OTCBB or the value of the services provided if this amount was determinable. The Company also issued 110,000 shares of common stock to consultants from the exercise of stock options. The exercise price of $22,500 was paid via services provided to the Company. In addition, the Company also issued a total of 500,000 warrants to a consultant for services valued at $682,968. These services are to be preformed over a period of 24 months; therefore the value of the warrants will be amortized over the 24 months period of the agreement. These warrants were valued using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 3.5%, a dividend yield of 0% and volatility of 44%.

                        UNIVERSAL GUARDIAN HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 4 - STOCKHOLDERS' DEFICIT, continued

Series A Preferred Stock of Subsidiary - Universal Guardian Corporation

At June 30, 2003, Universal Guardian Corporation had 1,559,894 shares of Series A preferred stock outstanding valued at $1,889,947.

During the six months ended June 30, 2003, Universal Guardian Corporation issued the following Series A preferred stock: (1) 574,000 shares in exchange for two bridge loans aggregating $700,000 and accrued interest of $17,500 (see Note 3);
(2) 192,000 shares for a 24 month consulting agreement valued at $240,000 and
(3) 443,894 shares for cash of $494,947, net of offering costs of $59,921.

As part of the agreement to convert the bridge loans and accrued interest into Series A preferred stock of Universal Guardian Corporation (see Note 3), the Company issued to the investors a put option that, if exercised, would require the Company to purchase from the investors their Series A preferred stock for $1.50 per share if exercised between April 15, 2003 and May 15, 2003 and for $1.75 per share if exercised between May 16, 2003 and June 30, 2003. The put option expired on June 30, 2003. The two investors exercised their put option for an aggregate of 409,999 shares of Series A preferred stock prior to the expiration date. However, under corporate law the Company is prohibited from repurchasing its securities since the Company's total assets are less than its total liabilities. The Company has accrued the difference between the $1.75 put price and the carrying amount of the Series A preferred stock of $1.25 times the put shares ($205,000) as an accrued liability in the accompanying financial statements. When the Company is in a financial position to repurchase these shares it will be required to pay the investors the carrying amount of the shares of $1.25 per share plus the $205,000 recorded in accrued liabilities.

NOTE 5 - PREPAID CONSULTING FEES

In April 2003, the Company entered into a two-year consulting agreement with Sunrise Financial Group, Inc. Payment for the services to be provided consisted of the issuance of 500,000 warrants to purchase shares of the Company's common stock at $2.70 per share and a $10,000 per month fee for 24 months payable in advance. The fair value of the 500,000 warrants using the Black-Scholes pricing model was $682,968 (See Note 4). The President of Sunrise Financial purchased 240,000 shares of Universal Guardian Corporation's Series A preferred stock for $300,000 which was placed in the Company's escrow account to be used to pay the 24 monthly fee. Upon the closing of the escrow account, the escrow agent was instructed to pay from escrow, $240,000 to Sunrise Financial. The total payment of $992,968 for Sunrise Financial's services were, in essence, paid with equity instruments; therefore the unamortized portion of the prepaid consulting fees has been shown in the accompanying financial statements as an offset to stockholders' equity.

                        UNIVERSAL GUARDIAN HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 6 - LITIGATION

As a result of actions committed by a former employee, the Company made a self-disclosure to the U.S. Navy regarding overbillings to the government and excessive business pleasantries. Each of these issues is currently under internal investigation and the Company is continuing to cooperate with the U.S. Navy. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial position or results of operations. On March 5, 2003, the former employee filed an action against the Company and several of its officers in the U.S. District Court for the Central District of California entitled, Zilles v. Michael Skellern, et al., designated Case No. SACV-03-231 GLT (ANx). The complaint alleges a number of claims including, but not limited to, civil RICO violations, securities and common law fraud, breach of contract and rescission, and wrongful termination. Plaintiff seeks monetary and punitive damages as well as injunctive relief. The Company contests the validity of the claims alleged, has engaged independent counsel and intends to vigorously defend against the Plaintiff's claims. On September 11, 2003, the federal court granted the Company's motion to dismiss and entered an order dismissing with prejudice all of Plaintiff's RICO claims. The Company is in the process of preparing an answer to the complaint at which time it will file appropriate counterclaims against the Plaintiff for fraud among other claims.

On January 2, 2002, judgment was entered in that certain action pending before the Los Angeles County Superior Court entitled, Giants Entertainment, Inc. v. Hollywood Partners.com, Inc., et al., Case No.: BC251352. Giants Entertainment, a Delaware corporation ("Giants DE") initially filed the action against the Company formerly known as Hollywood Partners.com, Inc., on May 29, 2001, alleging various common counts, interference with business advantage and seeking a temporary and permanent injunction. The parties settled the dispute on or about June 4, 2001. As part of the settlement Hollywood Partners agreed to make payments over time and executed a stipulation for entry of judgment if it failed to make the payments to Giants DE as required by the settlement agreement. On January 2, 2002, Giants DE filed the stipulation for entry of judgment. The court entered judgment in the amount of $39,191 against Hollywood Partners on the same day. In an effort to collect on the judgment, Giants DE filed a motion to amend the judgment to add Universal Guardian Holdings, Inc. and Universal Guardian Corporation as judgment debtors. On April 8, 2003, the court granted the motion and an Amended Judgment was entered on even date. On May 23, 2003, the Company's subsidiary Universal Guardian Corporation, a Nevada corporation ("UGC") filed a motion to set aside the Amended Judgment. On June 10, 2003, the court granted UGC's motion and set aside the Amended Judgment. On July 8, 2003, Giants refiled its motion to amend the judgment to add UGC, include post judgment interest as well as switch Plaintiff from Giants DE to Giants Entertainment, a Nevada corporation. The Company has filed an opposition to the renewed motion which is set for hearing on October 10, 2003.

                        UNIVERSAL GUARDIAN HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 7 - SUBSEQUENT EVENTS

In August 2003, three members of the Company's senior management, including the Chief Financial Officer, resigned their positions with the Company.

Also, in August 2003, the Company signed a letter of intent to sell its non-lethal division for $100,000.

Subsequent to June 30, 2003, the Company entered into the following transactions that involved the issuance of common stock or the rights to purchase common stock:

         o On July 1, 2003, entered into an agreement for Edgar filing services valued at $26,000. The Company issued 80,000 shares of common stock as payment for these services;

         o On July 1, 2003, entered into a consulting agreement whereby the Company issued to a consultant, 75,000 shares of common stock and a warrant to purchase 75,000 shares of common stock for $1.00 per share. The shares of common stock were valued at $63,750 which was the fair value of the Company's common stock at the date of issuance based on the closing trading price as quoted on the OTCBB and the warrants were valued at $26,107 using the Black-Scholes option pricing model using the following assumptions: term of 3 years, a risk-free interest rate of 3.5%, a dividend yield of 0% and volatility of 65%;

         o On July 3, 2003, sold 111,111 shares of its common stock for gross proceeds of $50,000;

         o On July 21, 2003, entered into a consulting agreement whereby the Company issued to a consultant, a warrant to purchase 300,000 shares of common stock for $0.33 per share. These warrants were valued at $7,110 using the Black-Scholes option pricing model using the following assumptions: term of 0.1 years, a risk-free interest rate of 3.5%, a dividend yield of 0% and volatility of 68%;

         o On July 30, 2003, authorized the issuance of 250,000 shares of common stock as payment for certain recruiting fees. The shares of common stock were valued at $90,000 which was the fair value of the Company's common stock at the date of issuance based on the closing trading price as quoted on the OTCBB;

         o On July 30, 2003, the board of directors approved the issuance of 300,000 options to purchase shares of common stock at $0.19 per shares to a new member of the Company's board of directors. The exercise price is equal to the fair market value of the Company common stock at the date of issuance based on the closing trading price as quoted on the OTCBB;

         o On July 31, 2003, authorized the issuance of 598,181 shares of common stock as payment for certain legal and financing fees totaling $116,645;

                        UNIVERSAL GUARDIAN HOLDINGS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

NOTE 7 - SUBSEQUENT EVENTS, continued


         o On August 1, 2003, entered into a consulting agreement valued at $99,000. The consultants agreed to take 300,000 shares of common stock as payment for these business consulting services;

         o On August 13, 2003, entered into a consulting agreement valued at $20,000. The consultant agreed to take 66,667 shares of common stock as payment for these consulting services.

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

Our management, board of directors and advisory board have an extensive depth of experience in various areas of the military, counter terrorism, law enforcement, advanced security technologies, intelligence, White House administration, and international business. With this uniquely qualified team working in concert, we believe we have the strategic access necessary to develop products and services to meet the highly specialized needs of city, state, national and international organizations responsible for critical infrastructure and asset protection. In turn, management will implement the commercial applications of those systems, technologies, and weapons.

In August 2003, three members of our senior management team, including our Chief Financial Officer, resigned from their positions. We do not believe that in the long run these departures will have a material impact on our operations.

Going concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. However, we have incurred a net loss since our inception, as of June 30, 2003 have a working capital deficit, are in default on certain notes payable and are involved in certain litigation. In addition, we were informally notified by the U.S. Navy's primecontractor that certain of our backlog purchase orders were in the process of being cancelled, thereby potentially negatively impacting future revenue. These matters raise substantial doubt about our ability to continue as a going concern. These consolidated financial statements included elsewhere in this Form 1OQSB do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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


Results of Operations

Three months ended June 30, 2003 compared to June 30, 2002

Revenue for the three months ended June 30, 2003 was $1,482,224 compared to $0 for the same period in 2002. We did not commence generating significant revenue until the 4th quarter of 2002. Our revenue is principally from contracts for the installation of our proprietary security systems in eight of the U.S. Navy's critical harbors. We were informally notified by the Navy's prime-contractor (we are a subcontractor to the prime-contractor) that certain of our backlog purchase orders were in the process of being cancelled. If these purchase orders are officially cancelled, our future revenue will be negatively impacted.


Cost of revenue for the three months ended June 30, 2003 was $1,462,402 compared to $0 for the same period in 2002. Gross margin for the three months ended June 30, 2003 was 1.3% compared to 12.6% for the year ended December 31, 2002. Our gross margin for the three months ended June 30, 2003 decreased due to cost overruns.

Selling general and administrative expenses for the three months ended June 30, 2003 was $1,652,495 compared to $37,510 for the same period in 2002. Selling general and administrative expenses began to increase dramatically during the 4th quarter of 2002 as we expanded the staff with core competencies, leased office space and incurred other operating expenses to support contract performance and launch our operations. Our general and administrative expenses related to the payment of legal, accounting and consulting fees have also increased as a result of being a publicly traded company.

Financing costs for the three months ended June 30, 2003 was $205,000 compared to $0 for the same period in 2002. Financing costs in 2003 related to the exercise of a put options by two investors. As part of the agreement to convert the bridge loans and accrued interest into Series A preferred stock of our wholly owned subsidiary, Universal Guardian Corporation, we issued to the investors a put option that, if exercised, would require us to purchase from the investors their Series A preferred stock. The two investors exercised their put option for an aggregate of 409,999 shares of Series A preferred stock prior to the expiration date. However, under corporate law we are prohibited from repurchasing our securities since our total assets are less than our total liabilities. The financing cost of $205,000 has been calculated as the difference between the $1.75 put price and the carrying amount of the Series A preferred stock of $1.25 times the put shares.

Interest expense for the three months ended June 30, 2003 was $22,922 compared to $0 for the same period in 2002. Interest expense relates to interest on notes payable and capital leases.

Six months ended June 30, 2003 compared to June 30, 2002

Revenue for the six months ended June 30, 2003 was $3,379,790 compared to $0 for the same period in 2002. We did not commence generating significant revenue until the 4th quarter of 2002. Our revenue is principally from contracts for the installation of our proprietary security systems in eight of the U.S. Navy's critical harbors. We were informally notified by the Navy's prime-contractor (we are a subcontractor to the prime-contractor) that certain of our backlog purchase orders were in the process of being cancelled. If these purchase orders are officially cancelled, our future revenue will be negatively impacted.


Cost of revenue for the six months ended June 30, 2003 was $2,955,551 compared to $0 for the same period in 2002. Gross margin for the six months ended June 30, 2003 was 12.6% which compared to our gross margin of 12.6% for the year ended December 31, 2002. Our gross margin for the six months ended June 30, 2003 was impacted negatively by certain cost overruns incurred during the three months ended June 30, 2003.

Selling general and administrative expenses for the six months ended June 30, 2003 was $2,472,399 compared to $71,133 for the same period in 2002. Selling general and administrative expenses began to increase dramatically during the 4th quarter of 2002 as we expanded the staff with core competencies, leased office space and incurred other operating expenses to support contract performance and launch our operations. Our general and administrative expenses related to the payment of legal, accounting and consulting fees have also increased as a result of being a publicly traded company.

Financing costs for the six months ended June 30, 2003 was $205,000 compared to $0 for the same period in 2002. Financing costs in 2003 related to the exercise of a put options by two investors. As part of the agreement to convert the bridge loans and accrued interest into Series A preferred stock of our wholly owned subsidiary, Universal Guardian Corporation, we issued to the investors a put option that, if exercised, would require us to purchase from the investors their Series A preferred stock. The two investors exercised their put option for an aggregate of 409,999 shares of Series A preferred stock prior to the expiration date. However, under corporate law we are prohibited from repurchasing our securities since our total assets are less than our total liabilities. The financing cost of $205,000 has been calculated as the difference between the $1.75 put price and the carrying amount of the Series A preferred stock of $1.25 times the put shares.

Interest expense for the six months ended June 30, 2003 was $30,982 compared to $0 for the same period in 2002. Interest expense relates to interest on notes payable and capital leases.

Liquidity and Capital Resources

During 2001 and 2002, Michael Skellern, our CEO advanced us a total of $180,633 to help fund operations. This debt is represented by a demand note that accrues interest at 9% per annum and is unsecured.

In October 2002, we obtained two bridge loan notes from two of our stockholders. The notes were dated October 14, 2002 and the notes accrue interest at 10% per annum. The notes are secured by virtually all of our assets and were due on January 14, 2003. In January 2003, these bridge loans plus accrued interest were converted into an aggregate of 574,000 shares of Universal Guardian Corporation Series A Preferred stock. In addition, as inducement to enter into the bridge loans we issued 350,000 shares of Universal Guardian Corporation Series A Preferred stock to the bridge loan holders.

During the three months ended June 30, 2003, we sold 443,894 shares of Universal Guardian Corporation's Series A Preferred stock for net proceeds of $494,947.

Our operations have been negatively impacted by the slow payment on our invoiced by our major customer. As a result, we have not been able to pay our vendors on a current basis. Our major customer obtained certain contracts with the U.S. Navy and we operate as a subcontractor to our major customer. We currently have approximately $2.6 million due us from our major customer. We have been in close contact with this customer regarding payment of these invoices and expect to receive payment on the full amount within 30 days.

We have incurred net losses since our inception and at June 30, 2003 have negative working capital, are in default on the payment of certain note payable obligations and are involved in certain litigation. To continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both. We plan to continue to development of our next generation security platform, market our Maritime Port Security system, and finalize our Petroleum Security and Asset Management system.

Our revenue is principally from contracts for the installation of our proprietary security systems in eight of the U.S. Navy's critical harbors. We were informally notified by the Navy's prime-contractor (we are a subcontractor to the prime-contractor) that certain of our backlog purchase orders were in the process of being cancelled. If these purchase orders are officially cancelled, our future revenue will be negatively impacted.


Forward-Looking Statements

This Form 10-QSB contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operation", as well as other factors which will be outside our control. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to
publicly   revise  these   forward-looking   statements  to  reflect  events  or
circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

Item 3. Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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


Part II. OTHER INFORMATION

Item 1. Legal Proceedings

As a result of actions committed by a former employee, we made a self-disclosure to the U.S. Navy regarding overbillings to the government and excessive business pleasantries. Each of these issues is currently under internal investigation and we are continuing to cooperate with the U.S. Navy. Management does not believe that the outcome of these matters will have a material adverse effect on our financial position or results of operations. On March 5, 2003, the former employee filed an action against us and several of our officers in the U.S. District Court for the Central District of California entitled, Zilles v. Michael Skellern, et al., designated Case No. SACV-03-231 GLT (ANx). The complaint alleges a number of claims including, but not limited to, civil RICO violations, securities and common law fraud, breach of contract and rescission, and wrongful termination. Plaintiff seeks monetary and punitive damages as well as injunctive relief. We contest the validity of the claims alleged, have engaged independent counsel and intend to vigorously defend against the Plaintiff's claims. On September 11, 2003, the federal court granted our motion to dismiss and entered an order dismissing with prejudice all of Plaintiff's RICO claims. We are in the process of preparing an answer to the complaint at which time it will file appropriate counterclaims against the Plaintiff for fraud among other claims.

On January 2, 2002, judgment was entered in that certain action pending before the Los Angeles County Superior Court entitled, Giants Entertainment, Inc. v. Hollywood Partners.com, Inc., et al., Case No.: BC251352. Giants Entertainment, a Delaware corporation ("Giants DE") initially filed the action against the Company formerly known as Hollywood Partners.com, Inc., on May 29, 2001, alleging various common counts, interference with business advantage and seeking a temporary and permanent injunction. The parties settled the dispute on or about June 4, 2001. As part of the settlement Hollywood Partners agreed to make payments over time and executed a stipulation for entry of judgment if it failed to make the payments to Giants DE as required by the settlement agreement. On January 2, 2002, Giants DE filed the stipulation for entry of judgment. The court entered judgment in the amount of $39,191 against Hollywood Partners on the same day. In an effort to collect on the judgment, Giants DE filed a motion to amend the judgment to add Universal Guardian Holdings, Inc. and Universal Guardian Corporation as judgment debtors. On April 8, 2003, the court granted the motion and an Amended Judgment was entered on even date. On May 23, 2003, our subsidiary Universal Guardian Corporation, a Nevada corporation ("UGC") filed a motion to set aside the Amended Judgment. On June 10, 2003, the court granted UGC's motion and set aside the Amended Judgment. On July 8, 2003, Giants refiled its motion to amend the judgment to add UGC, include post judgment interest as well as switch Plaintiff from Giants DE to Giants Entertainment, a Nevada corporation. We have filed an opposition to the renewed motion which is set for hearing on October 10, 2003.


Item 2. Change in Securities and Use of Proceeds

During the six months ended June 30, 2003 we issued 279,828 shares of common stock to consultants for services valued at $515,630 and issued 110,000 shares of common stock from the exercise of stock options (the exercise price of $22,500 were paid via services provided to us).

Item 3. Defaults Upon Senior Securities

We are currently in default on a note payable to a major vendor in the amount of $218,189.


Item 4. Submission of Matters to a Vote of Security Holders

Not applicable


Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

31.1     Rule 13a-14(a) Certification

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            UNIVERSAL GUARDIAN HOLDINGS, INC.


                                            By: /s/ Michael J. Skellern
                                            -----------------------------
                                            Michael J. Skellern
                                            Chief Executive Officer




Date:  September  23, 2003