Form 10QSB
period 2003-09-30
UNIVERSAL GUARDIAN HOLDINGS INC
filed 2003-12-02
CIK 859916

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

   3001 REDHILL AVE., BUILDING 4, SUITES 219-226, COSTA MESA, CALIFORNIA 92626
                    (Address of principal executive offices)

                                 (949) 743-9525
                           (Issuer's telephone number)

            5759 FLEET STREET, SUITE 110, CARLSBAD, CALIFORNIA 92008
                 (Former address of principal executive offices)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of November 14, 2003 - 20,987,405 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]


                        UNIVERSAL GUARDIAN HOLDINGS, INC.
                                      INDEX

                                                                                               Page
                                                                                              Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet as of September 30, 2003                                   2

           Consolidated Statements of Operations for the
           three and nine months ended September 30, 2003 and 2002                               3

           Consolidated Statements of Cash Flows for the
           three and nine months ended September 30, 2003 and 2002                              4-5

           Notes to Consolidated Financial Statements                                           6-12

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                           13-17

Item 3.    Controls and Procedures                                                               17

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                   17-18

Item 2.    Change in Securities and Use of Proceeds                                            18-19

Item 3.    Defaults Upon Senior Securities                                                      19

Item 4.    Submission of Matters to a Vote of Security Holders                                  19

Item 5.    Other Information                                                                    19

Item 6.    Exhibits and Reports on Form 8-K                                                    19-20

SIGNATURES                                                                                      20

Part III.  EXHIBITS


PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                    SEPTEMBER
                                                                     30, 2003
                                                                  ---------------

                      ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                    $            -
     Account receivable, less allowance for doubtful
     accounts of $0                                                    3,016,572
     Inventory                                                           118,930
     Deposits and other current assets                                    19,901

                                                                  ---------------
TOTAL CURRENT ASSETS                                                   3,155,403

PROPERTY AND EQUIPMENT, net                                               25,392
GOODWILL                                                                  29,912

                                                                  ---------------
TOTAL ASSETS                                                      $    3,210,707
                                                                  ===============


            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Cash overdraft                                               $       54,073
     Accounts payable                                                  3,219,641
     Accrued expenses                                                  1,975,109
     Capital lease obligation, current portion                             4,917
     Notes payable                                                       218,189
     Notes payable, related parties                                      180,633
     Redeemable portion of Series A preferred stock of subsidiary        512,500

                                                                  ---------------
TOTAL CURRENT LIABILITIES                                              6,165,062

CAPITAL LEASE OBLIGATION, less current portion                             6,572

                                                                  ---------------
TOTAL LIABILITIES                                                      6,171,634
                                                                  ---------------

SERIES A PREFERRED STOCK OF SUBSIDIARY -
   UNIVERSAL GUARDIAN CORPORTION                                       1,377,447

COMMITMENTS AND CONTINGENCIES                                                  -

STOCKHOLDERS' DEFICIT
     Series A Convertible Preferred Stock, cumulative 7%
       $0.001 par value, 5,000,000 shares authorized:
       600 shares issued and outstanding ($80,500 of
       dividends in arrears)                                                   1
     Common stock; $0.001 par value; 50,000,000 shares
       authorized; 18,418,801 shares issued and outstanding               18,419
     Additional paid-in capital                                        1,890,074
     Prepaid consulting fees                                            (730,683)
     Accumulated deficit                                              (5,516,185)

                                                                  ---------------
TOTAL STOCKHOLDERS' DEFICIT                                           (4,338,374)
                                                                  ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $    3,210,707
                                                                  ===============



      See the accompanying notes to the consolidated financial statements

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               ----------------------------   ----------------------------
                                                                SEPTEMBER      SEPTEMBER       SEPTEMBER      SEPTEMBER
                                                                 30, 2003       30, 2002        30, 2003       30, 2002
                                                               -------------  -------------   -------------  -------------
REVENUE                                                        $    416,094   $    111,548    $  3,795,884   $    111,548

COST OF REVENUE                                                     300,170        100,392       3,255,721        100,392

                                                               -------------  -------------   -------------  -------------
GROSS PROFIT                                                        115,924         11,156         540,163         11,156

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                      2,061,422        262,526       4,533,821        333,659
                                                               -------------  -------------   -------------  -------------

LOSS FROM OPERATIONS                                             (1,945,498)      (251,370)     (3,993,658)      (322,503)
                                                               -------------  -------------   -------------  -------------

OTHER INCOME (EXPENSE)
     Interest expense                                               (22,913)             -         (53,895)             -
     Financing costs                                                      -              -        (205,000)             -
     Interest income                                                177,602              -         177,602              -

                                                               -------------  -------------   -------------  -------------
TOTAL OTHER INCOME (EXPENSE)                                        154,689              -         (81,293)             -

LOSS BEFORE PROVISION FOR INCOME TAXES                           (1,790,809)      (251,370)     (4,074,951)      (322,503)

PROVISION FOR INCOME TAXES                                                -              -
                                                               -------------  -------------   -------------  -------------

NET LOSS                                                         (1,790,809)      (251,370)     (4,074,951)      (322,503)
                                                               =============  =============   =============  =============

PREFERRED STOCK DIVIDENDS                                           (34,684)             -         (89,059)
                                                               -------------  -------------   -------------  -------------

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS                     $ (1,825,493)  $   (251,370)   $ (4,164,010)  $   (322,503)
                                                               =============  =============   =============  =============

NET LOSS PER SHARE ATTRIBUTED TO COMMON SHAREHOLDERS:          $      (0.10)  $      (0.02)   $      (0.25)  $      (0.05)
                                                               =============  =============   =============  =============
     BASIC AND DILUTED

WEIGHTED AVERAGE SHARES OUTSTANDING:
     BASIC AND DILUTED                                           17,848,506     11,300,000      16,818,451      6,858,626
                                                               =============  =============   =============  =============



      See the accompanying notes to the consolidated financial statements

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                NINE MONTHS ENDED
                                                                       ------------------------------------
                                                                         SEPTEMBER           SEPTEMBER
                                                                          30, 2003            30, 2002
                                                                       ---------------    -----------------

CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                            $   (4,074,951)    $       (322,503)
   Adjustment to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization expense                                  201,274                  188
       Common stock issued for compensation and services                      953,525               34,060
       Value of options and warrants issued to consultants                     90,852                    -
       Write off of software development costs                                242,970                    -
       Financing costs                                                        205,000                    -
       Note issued for services                                                     -              200,000
   (Increase) decrease in:
     Accounts receivable                                                   (2,206,648)             (75,957)
     Inventory                                                                 (2,443)             (52,443)
     Deposits and other current assets                                         36,970                1,750
   Increase (decrease) in:
     Accounts payable                                                       2,083,276              234,681
     Accrued expenses                                                       1,168,519               (9,360)
                                                                       ---------------    -----------------
Net cash provided by (used in) operating activities                        (1,301,656)              10,416
                                                                       ---------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                          (7,304)                   -
   Cash acquired with acquisition of The Harbour Group, Inc.                        -                5,936
   Payments for software development costs                                   (144,757)                   -
                                                                       ---------------    -----------------
Net cash provided by (used in) investing activities                          (152,061)               5,936
                                                                       ---------------    -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Cash overdraft, net                                                         54,073                    -
   Proceeds from issuance of common stock, net                                165,000                    -
   Proceeds from sales of Series A preferred stock of
     Universal Guardian Corporation, net                                      494,947                    -
   Payment on capital lease obligation                                         (3,304)                   -
   Payment on notes payable                                                  (299,811)                   -
                                                                       ---------------    -----------------
Net cash provided by financing activities                                     410,905                    -
                                                                       ---------------    -----------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                        (1,042,812)              16,352

CASH AND CASH EQUIVALENTS, Beginning of period                              1,042,812                    -
                                                                       ---------------    -----------------
CASH AND CASH EQUIVALENTS, End of period                               $            -     $         16,352
                                                                       ===============    =================

      See the accompanying notes to the consolidated financial statements

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (unaudited)


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

During the nine months ended September 30, 2003 and 2002, the Company paid income taxes of $0 and $0, respectively and interest of $1,507 and $0, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

During the nine months ended September 30, 2003, the Company (1) issued 1,649,676 shares of common stock to consultants for services valued at $931,025;
(2) issued 110,000 shares of common stock from the exercise of stock options (the exercise price of $22,500 were paid via services provided to the Company);
(3) issued  1,075,000  warrants to consultants  for services valued at $773,821;
(4) converted accounts payable of $518,000 into a note payable; (5) converted two bridge loans and accrued interest in the amount of $700,000 and $17,500, respectively into 574,000 shares of Series A preferred stock of Universal Guardian Corporation; and (6) recognized financing costs of $205,000 resulting from a holder of Series A preferred stock of Universal Guardian Corporation exercising a put option to have the Company purchase 409,999 shares of Series A preferred stock (See Note 4).

During the nine months ended September 30, 2002, the Company (1) issued 5,125,000 shares of common stock for compensation valued at $34,060 and (2) issued 1,700,000 shares of common stock for the acquisition of The Harbour Group, Inc. valued at $17,000.

      See the accompanying notes to the consolidated financial statements

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------
The unaudited consolidated financial statements have been prepared by Universal Guardian Holdings, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB. The results for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

Going concern
-------------
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred a net loss since its inception, as of September 30, 2003 had a working capital deficit, is in default on certain notes payable and is involved in certain litigation. In addition, the Company was notified by the U.S. Navy's prime-contractor that the task orders had been terminated, to cease all work and to submit final invoices for the Company, its subcontractors, equipment and related expenses. This notification will significantly impact future revenue. These matters raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. Management plans to raise additional capital through private equity financing by selling shares of the Company's common stock, to reduce its corporate overhead, and to seek new profitable contracts to install its security systems.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Stock options
-------------
The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the three months ended September 30, 2003 and 2002:

                                             2003             2002
                                           ------------   ------------
Net loss
  As reported                              $(4,074,951)   $  (322,503)
  Compensation recognized under APB 25               -              -
  Compensation recognized under SFAS 123       (18,462)             -
                                           ------------   ------------
             Pro forma                     $(4,093,413)   $  (322,503)
                                           ============   ============

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

NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued SFAS No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As of September 30, 2003, the Company had outstanding 2,954,875 and 1,115,000 warrants and options, respectively, to purchase shares of the Company's common stock.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - NOTES PAYABLE

On January 14, 2003, the holders of the bridge loans converted the entire balance of $700,000 and $17,500 of accrued interest into 574,000 shares of Universal Guardian Corporation's Series A preferred stock.

On March 7, 2003, the Company converted an outstanding accounts payable balance with a significant vendor into a promissory note for $518,000. The Company made a required payment on the note in the amount of $225,000 due on the date of the note. The remaining note balance requires payment in full over four monthly installments commencing April 17, 2003. The note accrues an interest rate of 6% per annum. The Company has only made one required payment under this note payable agreement and is currently in default. The note balance at September 30, 2003 was $218,189.

NOTE 4 - STOCKHOLDERS' DEFICIT

Common stock
------------
During the nine months ended September 30, 2003, the Company issued a total of 211,111 shares of common stock for cash in the amount of $75,000, net of $10,000 in fees and commissions. In addition, a warrant holder excerised 300,000 warrants for $100,000 in cash.

During the nine months ended September 30, 2003, the Company issued a total of 1,649,676 shares of common stock to consultants for services valued at $931,025. The shares of common stock were valued based on the fair value of the Company's common stock at the date of issuance based on the closing trading price as quoted on the OTCBB or the value of the services provided if this amount was determinable. The Company also issued 110,000 shares of common stock to consultants from the exercise of stock options. The exercise price of $22,500 was paid via services provided to the Company. In addition, the Company also issued a total of 1,075,000 warrants to a consultant for services valued at $773,821. Of the warrants issued for services 500,000 warrants valued at $682,968 were for services to be preformed over a period of 24 months; therefore the value of these warrants will be amortized over the 24 months period of the agreement. These warrants were valued using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 3.5%, a dividend yield of 0% and volatility of 44%.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Series A Preferred Stock of Subsidiary - Universal Guardian Corporation
-----------------------------------------------------------------------
At September 30, 2003, Universal Guardian Corporation had 1,559,894 shares of Series A preferred stock outstanding valued at $1,889,947.

During the nine months ended September 30, 2003, Universal Guardian Corporation issued the following Series A preferred stock: (1) 574,000 shares in exchange for two bridge loans aggregating $700,000 and accrued interest of $17,500 (see
Note 3); (2) 192,000 shares for a 24 month consulting agreement valued at $240,000 and (3) 443,894 shares for cash of $494,947, net of offering costs of $59,921.

As part of the agreement to convert the bridge loans and accrued interest into Series A preferred stock of Universal Guardian Corporation (see Note 3), the Company issued to the investors a put option that, if exercised, would require the Company to purchase from the investors their Series A preferred stock for $1.50 per share if exercised between April 15, 2003 and May 15, 2003 and for $1.75 per share if exercised between May 16, 2003 and June 30, 2003. The put option expired on June 30, 2003. The two investors exercised their put option for an aggregate of 409,999 shares of Series A preferred stock prior to the expiration date. However, under corporate law the Company is prohibited from repurchasing its securities since the Company's total assets are less than its total liabilities. The Company has accrued the difference between the $1.75 put price and the carrying amount of the Series A preferred stock of $1.25 times the put shares ($205,000) as an accrued liability in the accompanying financial statements. When the Company is in a financial position to repurchase these shares it will be required to pay the investors the carrying amount of the shares of $1.25 per share plus the $205,000 recorded in accrued liabilities. In addition, the Company has shown the carrying amount ($1.25 per share) of the 409,999 shares as a current liability in the accompanying balance sheet.

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

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - LITIGATION

As a result of actions committed by a former employee, the Company made a self-disclosure to the U.S. Navy regarding overbillings to the government and excessive business pleasantries. Each of these issues is currently under internal investigation and the Company is continuing to cooperate with the U.S. Navy. If the outcome of these matters is adverse to the Company, there will be a material negative effect on the Company's financial position and results of operations. On March 5, 2003, the former employee filed an action against the Company and several of its officers in the U.S. District Court for the Central District of California entitled, Zilles v. Michael Skellern, et al., designated Case No. SACV-03-231 GLT (ANx). The complaint alleges a number of claims including, but not limited to, civil RICO violations, securities and common law fraud, breach of contract and rescission, and wrongful termination. Plaintiff seeks monetary and punitive damages as well as injunctive relief. The Company contests the validity of the claims alleged, has engaged independent counsel and intends to vigorously defend against the Plaintiff's claims. On September 11, 2003, the federal court granted the Company's motion to dismiss and entered an order dismissing with prejudice all of Plaintiff's RICO claims. The Company has answered the Complaint and filed a counterclaim against the Plaintiff for fraud among other claims.

On January 2, 2002, judgment was entered in that certain action pending before the Los Angeles County Superior Court entitled, Giants Entertainment, Inc. v. Hollywood Partners.com, Inc., et al., Case No.: BC251352. Giants Entertainment, a Delaware corporation ("Giants DE") initially filed the action against the Company formerly known as Hollywood Partners.com, Inc., on May 29, 2001, alleging various common counts, interference with business advantage and seeking a temporary and permanent injunction. The parties settled the dispute on or about June 4, 2001. As part of the settlement Hollywood Partners agreed to make payments over time and executed a stipulation for entry of judgment if it failed to make the payments to Giants DE as required by the settlement agreement. On January 2, 2002, Giants DE filed the stipulation for entry of judgment. The court entered judgment in the amount of $39,191 against Hollywood Partners on the same day. In an effort to collect on the judgment, Giants DE filed a motion to amend the judgment to add Universal Guardian Holdings, Inc. and Universal Guardian Corporation as judgment debtors. On April 8, 2003, the court granted the motion and an Amended Judgment was entered on even date. On May 23, 2003, the Company's subsidiary Universal Guardian Corporation, a Nevada corporation ("UGC") filed a motion to set aside the Amended Judgment. On June 10, 2003, the court granted UGC's motion and set aside the Amended Judgment. On July 8, 2003, Giants refiled its motion to amend the judgment to add UGC, include post judgment interest as well as switch Plaintiff from Giants DE to Giants Entertainment, a Nevada corporation. On October 10, 2003, the Court denied Giants DE's motion to amend the judgment. Giants DE has since purportedly assigned the judgment to Giants Entertainment, a Nevada corporation.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The adoption of this new pronouncement did not have a material impact to the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to other entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

NOTE 8 - SUBSEQUENT EVENTS

In October 2003, the Company collected $2,966,969 of the outstanding accounts receivable balance at September 30, 2003.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

On October 14, 2003, the Company filed a Current Report on Form 8-K announcing that Northern NEF, Inc., recently acquired by CompuCom Federal Systems, has received a Termination for Convenience of the Government, which gives the right to the General Services Administration to terminate certain task orders including those issued to The Harbour Group, a subsidiary of the Company. Consequently, pursuant the Termination of Convenience of the Government, Northern NEF, Inc. notified The Harbour Group on September 23, 2003, that the task orders had been terminated, to cease all work and to submit final invoices for the Company, its subcontractors, equipment and related expenses. The termination of these contracts will have a significant impact on the future revenues of the Company.

Subsequent to September 30, 2003, the Company entered into the following transactions that involved the issuance of common stock or the rights to purchase common stock:

o On October 13, 2003, entered into a consulting agreement whereby the Company will issue to a consultant, 750,000 shares of common stock value. The shares of common stock were valued at $90,000 which was the fair value of the Company's common stock at the date of the agreement based on the closing trading price as quoted on the OTCBB; and

o From October 1, 2003 to November 14, 2003, the Company issued 2,243,604 shares of its common stock as payment for professional fees that were accrued at September 30, 2003 and issued 325,000 shares of its common stock for professional fees incurred subsequent to September 30, 2003.

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

OVERVIEW

We are a holding company that was incorporated in Delaware in 1989 under the name Guideline Capital Corporation. After our incorporation, we engaged in the business of locating an acquisition. An acquisition was effected September 13, 1999, when pursuant to a Share Exchange and Reorganization Agreement, we acquired all of the issued and outstanding shares of Hollywood Partners, Inc., a California corporation and we changed our name to Hollywood Partners.com, Inc. On December 31, 2002, a closing was held pursuant to a Share Exchange Agreement and Plan of Reorganization dated as of December 4, 2002 and the Amendment to Share Exchange Agreement and Plan Of Reorganization dated as of December 16, 2002, with Universal Guardian Corporation, a Nevada corporation founded in March 2001, and we changed our name to Universal Guardian Holdings, Inc. Pursuant to the transaction with Universal Guardian Corporation, an aggregate of 11,300,000 shares of our common stock were issued to Universal Guardian Corporation shareholders in exchange for all of the issued and outstanding shares of Universal Guardian Corporation. The transaction was accounted for as a reverse merger and accordingly, the historical financial statements presented are those of Universal Guardian Corporation.

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

In August 2003, three members of our senior management team, including our Chief Financial Officer, resigned from their positions. In September 2003 another manager resigned his position from the Company. We do not believe that in the long run these departures will have a material impact on our operations.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. However, we have incurred a net loss since our inception, as of September 30, 2003 have a working capital deficit, are in default on certain notes payable and are involved in certain litigation. In addition, we were notified by the U.S. Navy's prime-contractor that the task orders had been terminated, to cease all work and to submit final invoices for us, our subcontractors, equipment and related expenses. This notification will significantly impacting future revenue. These matters raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements included elsewhere in this Form 10-QSB do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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


RESULTS OF OPERATIONS

Three months ended September 30, 2003 compared to September 30, 2002
--------------------------------------------------------------------

Revenue for the three months ended September 30, 2003 was $416,094 compared to $111,548 for the same period in 2002. We did not commence generating significant revenue until the 4th quarter of 2002. Our revenue is principally from contracts for the installation of our proprietary security systems in eight of the U.S. Navy's critical harbors. We were notified by the Navy's prime-contractor (we are a subcontractor to the prime-contractor) that our backlog purchase orders were cancelled. Our future revenue will be negatively impacted by the cancellation of these contracts.

Cost of revenue for the three months ended September 30, 2003 was $300,170 compared to $100,392 for the same period in 2002. Gross margin for the three months ended September 30, 2003 was 27.9% compared to 10.0% for the same period in 2002. Our gross margin for the three months ended September 30, 2003 increased due extra costs being billed as we submit our final invoices on the contracts.

Selling general and administrative expenses for the three months ended September 30, 2003 was $2,061,422 compared to $262,526 for the same period in 2002. Selling general and administrative expenses began to increase dramatically during the 4th quarter of 2002 as we expanded the staff with core competencies, leased office space and incurred other operating expenses to support contract performance and launch our operations. Our general and administrative expenses related to the payment of legal, accounting and consulting fees have also increased as a result of being a publicly traded company. Effective September 30 2003, we abandoned our lease for our corporate office space in Carlsbad, California and recognized an expense of $942,456 related to the abandonment of this lease.

Interest income for the three months ended September 30, 2003 was $177,602 compared to $0 for the same period in 2002. Interest income principally relates to interest we charged the prime-contractor for delaying payment on our outstanding invoices of $207,011 offset by interest charged to us by our subcontractors of $31,440.

Interest expense for the three months ended September 30, 2003 was $22,913 compared to $0 for the same period in 2002. Interest expense relates to interest on notes payable and capital leases.

Nine months ended September 30, 2003 compared to September 30, 2002
-------------------------------------------------------------------

Revenue for the nine months ended September 30, 2003 was $3,795,884 compared to $111,548 for the same period in 2002. We did not commence generating significant revenue until the 4th quarter of 2002. Our revenue is principally from contracts for the installation of our proprietary security systems in eight of the U.S. Navy's critical harbors. We were notified by the Navy's prime-contractor (we are a subcontractor to the prime-contractor) that our backlog purchase orders were cancelled. Our future revenue will be negatively impacted by the cancellation of these contracts.

Cost of revenue for the nine months ended September 30, 2003 was $3,255,721 compared to $100,392 for the same period in 2002. Gross margin for the nine months ended September 30, 2003 was 14.2% which compared to our gross margin of 12.6% for the year ended December 31, 2002.

Selling general and administrative expenses for the nine months ended September 30, 2003 was $4,533,821 compared to $333,659 for the same period in 2002. Selling general and administrative expenses began to increase dramatically during the 4th quarter of 2002 as we expanded the staff with core competencies, leased office space and incurred other operating expenses to support contract performance and launch our operations. Our general and administrative expenses related to the payment of legal, accounting and consulting fees have also increased as a result of being a publicly traded company. In the 3rd quarter of 2003, we abandoned our lease for our corporate office space in Carlsbad, California and recognized an expense of $942,456 related to the abandonment of this lease.

Financing costs for the nine months ended September 30, 2003 was $205,000 compared to $0 for the same period in 2002. Financing costs in 2003 related to the exercise of a put options by two investors. As part of the agreement to convert the bridge loans and accrued interest into Series A preferred stock of our wholly owned subsidiary, Universal Guardian Corporation, we issued to the investors a put option that, if exercised, would require us to purchase from the investors their Series A preferred stock. The two investors exercised their put option for an aggregate of 409,999 shares of Series A preferred stock prior to the expiration date. However, under corporate law we are prohibited from repurchasing our securities since our total assets are less than our total liabilities. The financing cost of $205,000 has been calculated as the difference between the $1.75 put price and the carrying amount of the Series A preferred stock of $1.25 times the put shares.

Interest income for the nine months ended September 30, 2003 was $177,602 compared to $0 for the same period in 2002. Interest income principally relates to interest we charged the prime-contractor for delaying payment on our outstanding invoices of $207,011 offset by interest charged to us by our subcontractors of $31,440.

Interest expense for the nine months ended September 30, 2003 was $53,895 compared to $0 for the same period in 2002. Interest expense relates to interest on notes payable and capital leases.


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

During the three months ended September 30, 2003, we issued a total of 211,111 shares of our common stock for cash in the amount of $75,000, net of $10,000 in fees and commissions. In addition, a warrant holder paid $100,000 in cash to us which represented the exercise price for 300,000 warrants that were previously issued.

During the nine months ended September 30, 2003, we used $1,301,656 of cash in our operating activities as compared to providing $10,416 from our operating activities for the nine months ended September 30, 2002. The significant change in the use of cash from our operating activities is due to the growth of our business in the first half of 2003 and the related growth in corporate overhead.

We have incurred net losses since our inception and at September 30, 2003 have negative working capital, are in default on the payment of certain note payable obligations and are involved in certain litigation. To continue in existence, we will have to raise additional capital through the sale of equity or debt or generate sufficient profits from operations, or a combination of both. We plan to continue to development of our next generation security platform, market our Maritime Port Security system, and finalize our Petroleum Security and Asset Management system.

Our revenue is principally from contracts for the installation of our proprietary security systems in eight of the U.S. Navy's critical harbors. We were recently notified by the U.S. Navy's prime-contractor that the task orders had been terminated, to cease all work and to submit final invoices for us, our subcontractors, equipment and related expenses. This notification will significantly impacting future revenue.

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


ITEM 3.    CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As a result of actions committed by a former employee, we made a self-disclosure to the U.S. Navy regarding overbillings to the government and excessive business pleasantries. Each of these issues is currently under internal investigation and we are continuing to cooperate with the U.S. Navy. If the outcome of these matters is adverse to us, there will be a material negative effect on our financial position and results of operations. On March 5, 2003, the former employee filed an action against us and several of our officers in the U.S. District Court for the Central District of California entitled, Zilles v. Michael Skellern, et al., designated Case No. SACV-03-231 GLT (ANx). The complaint alleges a number of claims including, but not limited to, civil RICO violations, securities and common law fraud, breach of contract and rescission, and wrongful termination. Plaintiff seeks monetary and punitive damages as well as injunctive relief. We contest the validity of the claims alleged, have engaged independent counsel and intend to vigorously defend against the Plaintiff's claims. On September 11, 2003, the federal court granted our motion to dismiss and entered an order dismissing with prejudice all of Plaintiff's RICO claims. We have answered the Complaint and filed a counterclaim against the Plaintiff for fraud among other claims.

On January 2, 2002, judgment was entered in that certain action pending before the Los Angeles County Superior Court entitled, Giants Entertainment, Inc. v. Hollywood Partners.com, Inc., et al., Case No.: BC251352. Giants Entertainment, a Delaware corporation ("Giants DE") initially filed the action against the Company formerly known as Hollywood Partners.com, Inc., on May 29, 2001, alleging various common counts, interference with business advantage and seeking a temporary and permanent injunction. The parties settled the dispute on or about June 4, 2001. As part of the settlement Hollywood Partners agreed to make payments over time and executed a stipulation for entry of judgment if it failed to make the payments to Giants DE as required by the settlement agreement. On January 2, 2002, Giants DE filed the stipulation for entry of judgment. The court entered judgment in the amount of $39,191 against Hollywood Partners on the same day. In an effort to collect on the judgment, Giants DE filed a motion to amend the judgment to add Universal Guardian Holdings, Inc. and Universal Guardian Corporation as judgment debtors. On April 8, 2003, the court granted the motion and an Amended Judgment was entered on even date. On May 23, 2003, our subsidiary Universal Guardian Corporation, a Nevada corporation ("UGC") filed a motion to set aside the Amended Judgment. On June 10, 2003, the court granted UGC's motion and set aside the Amended Judgment. On July 8, 2003, Giants refiled its motion to amend the judgment to add UGC, include post judgment interest as well as switch Plaintiff from Giants DE to Giants Entertainment, a Nevada corporation. On October 10, 2003, the Court denied Giants DE's motion to amend the judgment. Giants DE has since purportedly assigned the judgment to Giants Entertainment, a Nevada corporation.


ITEM 2.    CHANGE IN SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2003, the Company issued a total of 1,800,959 shares of common stock as follows:

         o On July 1, 2003, issued to a Edgar filing services provider, 80,000 shares of common stock valued at $26,000. These shares were issued pursuant to a registration statement filed on Form S-8;

         o On July 1, 2003, issued to a consultant, 75,000 shares of common stock valued at $63,750. These shares were issued pursuant to a registration statement filed on Form S-8;

         o On July 3, 2003, sold 111,111 shares of common stock for gross proceeds of $50,000, net of $10,000 in fees and commissions. These shares were issued pursuant to Rule 506 or Regulation D;

         o On July 21, 2003, issued 300,000 shares for cash in the amount of $100,000. The shares were issued pursuant to the exercise of previously issued warrants. These shares were issued pursuant to Rule 506 of Regulation D;

         o On July 30, 2003, issued to a consultant of 250,000 shares of common stock as payment for certain recruiting fees valued at $90,000. These shares were issued pursuant to Rule 506 of Regulation D;

         o On July 31, 2003, issued to a law firm, 598,181 shares of common stock as payment for certain legal fees totaling $116,645. These shares were issued pursuant to a registration statement filed on Form S-8;

         o On August 1, 2003, issued to two consultants, 300,000 shares of common stock valued at $99,000. These shares were issued pursuant to a registration statement filed on Form S-8;

         o On August 13, 2003, issued to a consultant, 66,667 shares of common stock valued at $20,000. These shares were issued pursuant to a registration statement filed on Form S-8 and

         o On September 15, 2003, sold 100,000 shares for cash in the amount of $25,000. These shares were issued pursuant to Rule 506 or Regulation D.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable


ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

31.1     Rule 13a-14(a) Certification

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On October 14, 2003, the Company filed a Current Report on Form 8-K announcing that Northern NEF, Inc., recently acquired by CompuCom Federal Systems, has received a Termination for Convenience of the Government, which gives the right to the General Services Administration to terminate certain task orders including those issued to The Harbour Group, a subsidiary of the Company. Consequently, pursuant the Termination of Convenience of the Government, Northern NEF, Inc. notified The Harbour Group on September 23, 2003, that the task orders had been terminated, to cease all work and to submit final invoices for the Company, its subcontractors, equipment and related expenses.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            UNIVERSAL GUARDIAN HOLDINGS, INC.


                                            By:/s/ Michael J. Skellern
                                               ------------------------
                                            Michael J. Skellern
                                            Chief Executive Officer




Date:  December 1, 2003