Form 10KSB
period 2003-12-31
UNIVERSAL GUARDIAN HOLDINGS INC
filed 2004-04-14
CIK 859916

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10–KSB
_________________

|X|    Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

|_|     Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission file number: ___________

UNIVERSAL GUARDIAN HOLDINGS, INC.
(Exact name of small business issuer in its charter)

Delaware	33-0379106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 Redhill Avenue
Building 4, Suites 219-226
Costa Mesa, California 92626
(949) 743-9925
(Address of principal executive offices) (Zip code) (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common stock, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: YES |X|  NO |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: |X|

The issuer’s revenues for its most recent fiscal year (fiscal 2002) was $3,746,282.

The aggregate market value of the issuer’s voting and non-voting common equity held by the issuer’s non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days, was $19,760,641 as of the close of April 7, 2004.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court during the past five years: YES |X|  NO |_|

The number of shares outstanding of each of the issuer’s classes of stock as of as of April 7, 2004, the latest practicable date, was 27,434,952 common shares and 600 series ’A’ convertible preferred shares.

Documents Incorporated By Reference

The issuer has not incorporated by reference into this annual report: (1) any annual report to the issuer’s securities holders, (2) any proxy or information statement, or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act.

-i-

TABLE OF CONTENTS

BUSINESS	6
Overview	6
Corporate History And Development	6
Markets; Competition; Product Advantages	9
Marketing and Distribution Strategy	10
Manufacturing Capacity	11
Research and Development	11
Patents and Licenses	11
Government Regulation	11
Subsidiaries	12
Employees	12
PROPERTIES	12
LEGAL PROCEEDINGS	12
FINANCIAL STATEMENTS	13
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS	14
Overview	14
Going Concern	15
Results of Operations	15
Liquidity and Capital Resources	16
Plan of Operation	18
Critical Accounting Policies and Estimates	18
Off-Balance Sheet Arrangements	18
UNCERTAINTIES AND RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND
FINANCIAL CONDITION	19
Risks Relating To Our Business	19
Risks Relating To An Investment In Our Securities	23
MANAGEMENT	27
Identity	27
ISR Systems Corporation	27
ISR Systems Corporation	27
ISR Systems Corporation	27
Business Experience Of Directors	28
Structure Of Board Of Directors	29
Board Committees And Independence	29
Shareholder Nomination Procedures	30
Director Compensation	31
Board of Advisors	31
Advisor Compensation	33
Employment And Consulting Agreements With Management	33
Summary Compensation Table	35
Stock Options And Stock Appreciation Rights Grant Table	35
Stock Options And Stock Appreciation Rights Exercise And Valuation Table	36
Compliance With Section 16	36
Code of Ethics	36
EQUITY COMPENSATION PLANS	36
Summary Equity Compensation Plan Data	36
Description of Equity Compensation Plans Not Approved By Shareholders	38
PRINCIPAL SHAREHOLDERS	38
TRANSACTIONS AND BUSINESS RELATIONSHIPS WITH MANAGEMENT AND PRINCIPAL
SHAREHOLDERS	40

-ii-

MARKET PRICE OF AND DIVIDENDS ON OUR COMMON SHARES AND RELATED STOCKHOLDER
MATTERS	40
Description Of Market	40
Dividend Policy	41
Recent Sales Of Unregistered Securities	41
Repurchases Of Securities	43
SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	43
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE	43
CONTROLS AND PROCEDURES	44
PRINCIPAL ACCOUNTANT FEES AND SERVICES	44
EXHIBITS AND REPORTS ON FORM 8-K	44
Exhibits	44
Reports On Form 8-K	46
SIGNATURES OF EXECUTIVE OFFICERS	47
SIGNATURES OF BOARD OF DIRECTORS	47

-iii-

NOTE RELATING TO STOCK SPLIT

     On December 3, 2002, we effected a 1 for 20 reverse stock split with respect to our common shares. Whenever we make any reference in this annual report to the grant or issuance of common shares or options or warrants to purchase common shares, such reference shall, for comparison purposes, be made in reference to post-reverse numbers and, in the case of options and warrants, post-reverse exercise prices, unless we state otherwise.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     In this annual report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions. When reading any forward looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, including those relating to:

  whether or not markets for our products develop and, if they do develop, the pace at which they develop;

  our ability to attract the qualified personnel to implement our growth strategies,

  our ability to develop sales, marketing and distribution capabilities;

  the accuracy of our estimates and projections;

  our ability to fund our short-term and long-term financing needs;

  changes in our business plan and corporate strategies; and

  other risks and uncertainties discussed in greater detail in the sections of this annual report, including those captioned “Risk Factors” and “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations”.

     Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this annual report as well as other pubic reports filed with the United States Securities and Exchange Commission (the "SEC"). You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this annual report to reflect new events or circumstances unless and to the extent required by applicable law.

BUSINESS

Overview

     Universal Guardian Holdings, Inc. (“Universal Holdings”, “we,” “us,” “our”, “ or the “company”) is a holding company which markets security products, systems, technologies and services through our various operating subsidiaries.

     Our Shield Defense Corporation subsidiary (“Shield Defense”) focuses on designing and producing non-lethal personal protection devices and projectiles for use by the military, law enforcement, private security and consumer personal protection markets. Shield Defense has recently completed development on the following two products which we intend to shortly introduce to the market:

  Shield Defence’s first product, the Cobra StunLight™, is a laser-directed flashlight that can target and temporarily blind and disorient an assailant from distances up to 21 feet with a high-pressure stream of either OC (pepper spray) CS (tear gas). The Cobra StunlightTM is in the pre-production phase and should be ready for shipping within 90 days. We are currently developing international sales and marketing channels to introduce this product to the targeted markets.

  Shield Defence Corporation’s second product, the Python Projectile Launcher, is a semi-automatic projectile launcher which can debilitate an assailant using a proprietary frangible projectile, originally developed by the U.S. Navy, at an effective range of 40+ feet. A frangible projectile is one which breaks-up upon impact, thereby reducing the risk of injury to the suspect. The Python Projectile Launcher has the capacity of 10-projectiles in the pistol configuration, and 180 projectiles in the carbine configuration, and can be supplied with a laser-aiming device for better precision and accuracy. The device can use five projectile variants, including PAVA or OC powder, inert liquid, glass shattering, marking and kinetic impact. Each projectile has a specific use from individual suspect temporary incapacitation to crowd control. The Python Projectile Launcher is ready for shipping today. Its frangible projectiles are in the development stage, and will be ready for shipping upon the completion of negotiations and production with manufacturing sources.

     Our ISR Systems Corporation subsidiary (“ISR Systems”) focuses on providing integrated security platforms that help mitigate terrorist and security threats against high value targets such as military installations, government buildings and critical infrastructure such as transportation networks, embassies, ports, airports, borders, and commercial and industrial facilities such as power plants, petroleum refineries and chemical plants. ISR Systems Corporation has developed a secure, wireless and web-based security platform which can integrate automatic day/night video cameras, long-range thermal imagers, radar, sonar, chemical sensors, secure access controls, personnel identification, and license plate recognition. The interoperable command, control and communications functions of the platform integrates surveillance, detection, tracking and response capabilities to provide shared situational awareness, coordinated operational planning and execution, and optimized force deployment among military, law enforcement, government and emergency services organizations. ISR Systems introduced this system to the market in the first quarter of 2004, and is currently directing its market efforts toward the United States Navy, major defense contractors, and domestic and international port security projects in conjunction with our strategic alliance partners, EWA Information And Infrastructure Technologies, Inc.

Corporate History And Development

     We were originally incorporated in Delaware on August 31, 1989 under the name Guideline Capital Corporation. After our incorporation, we engaged in the business of locating an acquisition. We identified and effected an acquisition when, effective September 13, 1999 pursuant to a Share Exchange and Reorganization Agreement, we acquired all the outstanding shares of Hollywood Partners, Inc., a California corporation from its parent company, Vitafort International Corporation. As a consequence of this transaction, Vitafort acquired approximately 62.5% of our common shares, and Hollywood Partners, Inc. became our wholly owned subsidiary. We then changed our name to Hollywood Partners.com, Inc. and, until the first quarter of 2001, engaged in the business of marketing and promoting entertainment-themed Websites presenting both proprietary and sourced content. We abandoned this business in the first quarter of 2001 due to the collapse of many Internet companies and our inability to generate significant revenues. Thereafter, until mid-2002, we unsuccessfully sought to develop entertainment properties.

     On October 25, 2002, in contemplation of the possible acquisition of a new business through the acquisition of a new company, our board of directors and shareholders approved a plan whereby our board would be authorized, among other things, to (1) change our name to a new name selected by our board, (2) effectuate a reverse stock split in our common stock in a ratio of not less than one for ten and not more than one for thirty, as determined by our board, and (3) sell our three subsidiaries as of that date, Hollywood Partners, Inc., Avenue of the Stars Entertainment, Inc. and Hall of Fame Pro, Inc., as well as our domain name “HollywoodPartners.com.” On December 4, 2002, we entered into a Share Exchange Agreement and Plan of Reorganization with Universal Guardian Corporation (“Guardian Corporation”) and its shareholders pursuant to which those shareholders would exchange their common shares in Guardian Corporation for Universal Holdings common shares and acquire control of the company (the “UGC Acquisition Agreement”). Guardian Corporation was a private company formed under the laws of Nevada on March 28, 2001 by Mr. Michael Skellern, our current Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer, and others to develop security technologies, products and services for military, government and commercial markets. Pursuant to or in anticipation of the UGC Acquisition Agreement, as subsequently amended on December 16, 2002, we (1) effected a 1 for 20 reverse stock split on December 3, 2002 pursuant to which we reduced our outstanding common shares to 4,848,014 shares and reduced the number of common shares purchasable under our outstanding options and warrants to 1,779,875; (2) changed our name to Universal Guardian Holdings, Inc. on December 6, 2002, and (3) issued 11,300,000 common shares to the Guardian Corporation shareholders on December 31, 2002. Prior to the transaction we transferred our subsidiaries and the right to use our domain name to our shareholders. The terms of the exchange were determined by the parties on an arms’-length negotiated basis. No independent valuation was sought from a business/technology appraiser or other third party due to financial constraints.

     At the time we entered into the UGC Acquisition Agreement, Guardian Corporation was owned by five shareholders, including Mr. Skellern who owned approximately 40% of Guardian Corporation’s common shares, and two series ‘A’ preferred shareholders. As a consequence of the UGC Acquisition Agreement, (1) we acquired 100% of Guardian Corporation’s common shares and 92.4% of its total capital stock after taking into consideration the outstanding series ‘A’ preferred shares; and (2) the Guardian Corporation shareholders acquired approximately 70% of our outstanding common shares, and 69.1% of our total capital stock after taking into consideration 600 series ‘A’ preferred shares issued by the company prior to the acquisition which remained outstanding after the transaction. We valued the acquisition of UGC at $104,855 based upon the historical cost of our net liabilities assumed on the books of UGC.

     In conjunction with our acquisition of Guardian Corporation, we provided the holders of 350,000 UGC series ‘A’ preferred shares issued by Guardian Corporation the right to convert those shares into Universal Holdings common shares on a one-for-one basis, and the holders of Guardian Corporation options and warrants entitling them to purchase 2,175,000 UGC common shares were also given the right to purchase the same number of Universal Holdings common shares on the same terms. Since the shareholders of Guardian Corporation obtained control of Universal Holdings, we treated the UGC Acquisition Agreement as a recapitalization for accounting purposes, pursuant to which Universal Holdings was required, in a manner similar to reverse acquisition accounting treatment, to adopt Guardian Corporation’s historical financial statements as those of the company, including with respect to periods pre-dating the transaction.

     The Guardian Corporation acquisition was brought to our attention by Mr. Nikolas Konstant, our President, largest shareholder and chairman of the board, and Mr. Mark Beychok, a consultant to our company, our second largest shareholder and our former chairman of the board. Messrs. Konstant and Beychok were managing partners of the DYDX Group of Funds, LLC (“DYDX”). On August 15, 2002, DYDX had entered into a letter of intent with Guardian Corporation pursuant to which DYDX agreed to secure bridge financing and a capital infusion for Guardian Corporation, subject to Guardian Corporation’s agreement to consummate a reverse takeover merger into a public entity to be supplied by DYDX, and Guardian Corporation completing its acquisition of The Harbour Group, Inc. DYDX later identified our company as the public entity for the transaction, and negotiated the terms of the share exchange on our behalf. While Guardian Corporation agreed to compensate DYDX in warrants for its services under the letter of intent, those warrants were never paid as the result of a subsequent settlement between DYDX and Guardian Corporation. No compensation was paid by Universal Holdings to DYDX or Messrs. Konstant or Beychok.

     On August 31, 2002, three months prior to our acquisition of Guardian Corporation, Guardian Corporation acquired The Harbour Group, Inc. (“Harbour Group”) pursuant to a share exchange. Harbour Group was a private Virginia company formed in December 2001 which provided engineering services for waterside security that was complementary to an integrated security platform design under development by Guardian Corporation. As a consequence of this transaction, Harbour Group became a wholly-owned subsidiary of Guardian Corporation, and Harbour Group’s shareholders acquired approximately 15% of Guardian Corporation’s outstanding common shares.

     Prior to the acquisition by Guardian Corporation, Harbour Group had recently become a subcontractor to Northern NEF, Inc., now known as CompuCom Federal Systems, which provided waterside security contracting services to U.S. Naval Criminal Investigative Services (“NCIS”). This subcontract was originated and managed by the President of Harbour Group prior to Guardian Corporation’s acquisition of the company. In February 2003, Guardian Corporation discovered a series of over-billing to the government by Harbour Group. Guardian Corporation subsequently initiated a self-disclosure regarding the over-charges to U.S. Navy officials, and credited the over-billings on its accounts to the Navy. The President of Harbour Group was terminated on February 25, 2003. Based upon our discussions with the U.S. Navy, we believe Guardian Corporation and the company to be in good standing with the Navy and do not anticipate any further action with respect to this matter.

     On September 23, 2003 Harbour Group was notified that Northern NEF’s contract with the U.S. Navy was terminated under a Termination for Convenience of the Government provision, which in turn resulted in the termination of Harbour Group’s subcontract with Northern NEF. This termination of Northern NEF’s contract was unrelated to the over-billing matter noted above or with the performance of Guardian Corporation’s products and services under its subcontract with Northern NEF. Since the termination of the subcontract with Northern NEF, we have allowed both Harbour Group and Guardian Corporation to become dormant companies, while undertaking the development of new businesses, intellectual property and products through our other subsidiaries. Harbour Group’s and Guardian Corporation’s only business activities at this time are the collection of final amounts due under Harbour Group’s subcontract with Northern NEF and a yet undetermined settlement amount being claimed by Guardian Corporation under applicable U.S. Government Federal Acquisition Regulations. We believe we continue to have good relations with the U.S. Navy, and ISR Systems is currently in discussions with the U.S. Navy about the use of its integrated security platform.

     On January 13, 2004, we formed a new wholly-owned California subsidiary named Shield Defense Technologies, Inc. (“Shield Technologies”). Our intent in forming Shied Technologies was to coordinate the holding of our patents, patent applications, product and technology agreements, original equipment manufacturing agreements and strategic alliance agreements in a single subsidiary, through which we would coordinate the marketing and distribution of products, and services developed or provided by our other operating subsidiaries.

On January 22, 2004, we formed a new wholly owned California subsidiary named Shield Defense Corporation (“Shield Defense”). Our intent in forming Shield Defense was to centralize all of our new non-lethal weapon and projectile development activities, products, technologies and services into one corporation.

     On February 13, 2004, we acquired Emerging Concepts, Inc. pursuant to a share exchange. Emerging Concepts is a private California company formed in January 1987 which historically was engaged in the business of providing surveillance and reconnaissance systems, sensors and engineering services. Emerging Concepts companies provided those systems and services to U.S. military and national security agencies, including the U.S. Navy, U.S. Air Force, U.S. Border Patrol, and major defense industry leaders such as Lockheed Martin, Northrop, Boeing, Raytheon, BAE and United Defense. We paid 51,908 restricted shares, with a value of $20,000 based upon the average closing price of our common shares over the 30 day period prior to the closing, to the shareholders of Emerging Concepts to purchase their shares. The primary purpose of the acquisition was to utilize the established relationships between Emerging Concepts and the military and national security agencies and defense industry companies to market our products and technologies. The principal asset of Emerging Concepts other than its relationships is its secret personnel and facility clearances, which we estimate would cost more than $50,000 to procure were we to file new applications with the government for those clearances.

     On February 24, 2004, we changed the name of Emerging Concepts to ISR Systems Corporation (“ISR Systems”). We have since decided to centralize all of our more recent integrated security system development activities, products, technologies and services into this corporation.

Markets; Competition; Product Advantages

Cobra StunLight™

     The market for our Cobra StunLight™ product are generally the military, law enforcement, private security and consumer markets which will use the device to apprehend or subdue suspects, assailants or prisoners, or the consumer personal protection market which will use the device to defend against assailants. The device can also be used for riot and other crowd control purposes. Competing devices presently in the market include:

  The powder-released OC (pepper powder ball) marketed by Jaycor Tactical Systems, Inc. This product utilizes Tippmann Paintball markers to launch a standard-sized .68-inch paintball-type sphere containing OC (pepper spray). Jaycor is positioning its company around this single OC (Pepper Ball) product and launcher.

  TASER® brand conducted-energy weapons. These products utilize compressed nitrogen to shoot two small probes up to 15 or 21 feet (21 foot cartridges sold to law enforcement and aviation security agencies only). These probes are connected to the weapon by high-voltage insulated wire. When the probes make contact with the target, the TASER® energy weapon transmits powerful electrical pulses along the wires and into the body of the target. These weapons have been implicated in up to 31 suspicious deaths since their inception. The TASER® is specialty weapon generally used by a relatively small portion of law enforcement, military, private security and consumer markets given licensing requirements and other regulatory restrictions governing its use. The Cobra StunlightTM is a less-expensive “everyday use” multi-purpose product for those markets insofar as it can be readily carried by law enforcement or security personnel on their persons as part of their equipment (these personnel generally do not carry a TASER® with them), and the use of OC (pepper spray) or CS (tear gas) is not subject to the higher level of regulation as the TASER® device.

  The TigerLight® Non-Lethal Defense System manufactured by TigerLight, Inc. This system is designed for one handed operation by a police officer to illuminate the suspect and subject him to OC (pepper spray), while maintaining cover with the officer’s firearm. The aerosol spray is located in the rear of the flashlight requiring a person to remove the light from a suspect before spraying. The aerosol fog has a distance of 12-14 feet.

     We believe our personal protection products will have a competitive advantage over these and other non and less lethal devices since we can offer an array of non-lethal devices that meet law enforcement agency and mission requirements, as well as consumer needs. We also believe we will be able to compete based on price, performance and value. We believe our products will be more flexible than the competition and will be readily available to the police officer when needed. The Cobra StunLight™ will replace police officers’ current flashlights, and also be available to the consumer for protection at home and in automobiles.

Python Projectile Launcher

     The market for our Python Projectile Launcher products are generally military and law enforcement agencies which will use the device for riot and other crowd control purposes. Competing devices presently in the market include high pressure air launchers made by TippMann Industries and Advanced Tactical Systems. Both of these companies offer only carbine launchers. The Python Projectile Launcher device will be a unique product in this market insofar as the ability to convert from a CO2 powered ten projectile pistol configuration to a high capacity 180 projectile high pressure air carbine. This will give the law enforcement officer and the consumer flexibility with one launcher that is not available today.

ISR Systems Security Platform

     The market for ISR Systems integrated security platform will be the military and government agencies in charge of protecting government buildings and facilities including embassies, ports, airports, jails, prisons and border crossings, and businesses which need to protect commercial and industrial facilities such as petroleum collection and transportation networks, petroleum refineries and chemical plants. Competition is fragmented in the defense and security industries and is dominated by small specialty system integrators who develop site-specific system designs and utilize a number of subcontractors to assemble, integrate and install these “one-off” security systems utilizing a multitude of sensor suppliers. Integrators range from Lockheed Martin to small local security firms. ISR Systems’ integrated and interoperable system incorporates an “end-to-end” security solution to secure entire threat environments with our branded modular security platform utilizing OEM suppliers. ISR Systems’ approach starts with a threat and vulnerability assessment, risk analysis, security plan and a system design that is modular and scaleable system to adjust to any threat environment and ends with system installation and training. Recurrent revenue will be realized from annual or bi-annual security plan testing and evaluation and upgrades.

Marketing and Distribution Strategy

     In the case of our Cobra StunlightTM and Python Projectile Launcher products, we intend to manage global marketing and sales from our corporate offices and to utilize sales agents, distributors and dealers to distribute our products to military, law enforcement, commercial security and consumer distribution channels, while developing a small internal sales and marketing staff to monitor and manage those activities and to directly market and distribute our products to selected customers. We may also explore joint venture and other strategic relationships.

     In the case of ISR Systems’ integrated security platforms, our marketing and distribution strategy will reinforce our “holistic” approach to securing entire threat environments, and we will use the experience and credibility of our management, board of directors, and advisory board to access government and commercial target markets. We will continue to develop strategic alliances in the United States, Europe, and Asia to market, assess risk, design, integrate, deploy and maintain our security platforms in their respective markets. Distribution, integration and installation of ISR Systems’ products and systems will be performed by strategic partners in the United States and each foreign country in conjunction with our strategic alliance agreement with EWA Information And Infrastructure Technologies, Inc. (“IIT”) as discussed below.

     On January 13, 2004, Shield Technologies entered into a strategic alliance agreement with IIT, a provider of risk analysis, critical infrastructure protection and information assurance to government and transportation sectors worldwide. IIT and its parent corporation, EWA, Inc., employ more than 1,600 people around the globe to a broad range of government and commercial customers, including the US Department of Defense and all military services, national intelligence and law enforcement agencies, the National Aeronautics and Space Administration (NASA), and international defense, security and banking organizations. Under the agreement with IIT, we have each agreed to (1) actively promote each others’ products and services, and (2) jointly act with each other on an exclusive basis to market products and services relating to harbor and port security proposals and projects. This agreement has a term of three years, and is terminable upon 90 days notice. We are working closely with IIT to develop and deploy our security services, products and systems to the U.S. Government and coalition partners in Europe.

Manufacturing Capacity

     We will rely upon third party contract manufacturers or joint-venture partners to satisfy future production as we introduce our products to market. We are currently finalizing manufacturing details for our Cobra StunlightTM product, and are in the process of selecting a manufacturer for the frangible projectiles used by our Python Projectile Launcher. Our Python Projectile Launcher product will also utilize strategic manufacturing relationships with manufacturers and engineering consultants.

     There are numerous manufacturers who could fabricate our products at competitive prices should we need to make alternative arrangements. Similarly, most of the components used in our products are standard parts or materials which are available from multiple supply sources at competitive prices.

     In the case of our ISR Systems’ integrated security platforms, we have entered into original equipment manufacturing Agreements (“OEM”) agreements with a network, software and sensor suppliers. Under the terms of these agreements, the manufacturers supply their products to ISR Systems under our “Shield” brand under terms that provide consistent product specifications, expanded profit margins, service levels to ISR Systems, and a single, cost-effective, modular, and scaleable security platform to meet secure most security threat environments.

Research and Development

     We currently conduct research and development activities either in-house or through engineering consultants. Our recorded no research and development expenses in fiscal 2003 or 2002. We have budgeted $275,000 for research and development for fiscal 2004.

Patents and Licenses

     On October 23, 2003, we filed an application captioned “Laser and Tear Gas Equipped Self Defense LED Flashlight” with the United States Patent and Trademark Office. This application covers our Cobra StunlightTM product and was .filed by Messrs. Dennis Cole and Michael J. Skellern. Messrs. Cole and Skellern have since assigned all of their rights to that application to the company. The patent application is still under review as of the date of this annual report.

     The frangible projectile used with our Python Projectile Launcher was originally patented by the U.S. Navy on November 14, 2000 (patent no. 6,145,441), captioned “Frangible payload-dispensing projectile” which expires on April 2, 2018. The U.S. Navy granted Guardian Corporation the exclusive right to sell and market projectiles using this patented technology for the life of the patent in an agreement dated November 19, 2002. In January of 2004 Guardian Corporation renewed its exclusive license to the U.S. Navy’s non-lethal frangible projectile patent for 14 years.

     The company also has patents pending for a high capacity riot control backpack and launcher and for a puncture proof cap used to prevent inadvertent needle sticks when police officers, fireman, and other emergency personnel find sharps in the field.

     All of our scientific personnel have executed non-disclosure agreements that reserve ownership of intellectual property with the Company. Universal Holdings and each of our subsidiaries require Non-disclosure and Non-Circumvention agreements from all potential vendors, consultants, manufacturers, agents and employees.

Government Regulation

     Every state allows the sale of OC (pepper spray) or CS (tear gas) aerosol products to law enforcement agencies or military personnel without regulation or licensing, while approximately 48 states allow the sale of these products to other consumers without regulation or licensing other than limiting the amount of chemical which is contained in the product. California, for instance, which is the most stringent state, limits consumer OC (pepper spray) or CS (tear gas) aerosol products to 2.5 oz. We will probably market two versions of our Cobra StunlightTM product to satisfy these regulations, a consumer version carrying a 2.5 oz canister, and a law enforcement version that carries a larger canister.

     Every state allows the sale of projectile launcher products to law enforcement agencies or military personnel without regulation or licensing, while approximately 37 states allow the sale of these products to other consumers without regulation or licensing. Since we do not believe there will be a high level of consumer demand for our Python Projectile Launcher products, we do not consider the limitations placed on the consumer market to be material.

Subsidiaries

     We own three active wholly-owned operating subsidiaries, Shield Defense Corporation, ISR Systems Corporation and Shield Defense Technologies, Inc. We also currently own 88.7% of the capital stock of one dormant subsidiary, Universal Guardian Corporation. Universal Guardian Corporation in turn owns one dormant wholly-owned subsidiary, The Harbour Group, Inc.

Employees

     We have two full-time employees as of the date of this annual report, comprised of Mr. Michael Skellern, our President and Chief Executive Officer, and Mr. Dennis Cole, President of our Shield Defense subsidiary. We also have one paid monthly consultant as of the date of this annual report, Mr. Delmar Kintner, President of our ISR Systems subsidiary. We currently outsource accounting, engineering and technology personnel, as well as threat and vulnerability assessments, risk analysis, system integration and installation. We are currently interviewing additional senior managers and employees for placement over the next 90 days. We believe that our employee relations are good. None of our employees are represented by a collective bargaining unit.

PROPERTIES

     We are currently leasing approximately 1,300 square feet of office space for our principal executive offices at 3001 Redhill Avenue, Building 4, Suites 219-226, Costa Mesa, California 92626 from Irvine Sensors, Inc on a month-to-month basis at the currently monthly rent of $1,100 per month. We use this space as the executive offices of all of our subsidiaries other than ISR Systems. The Chairman of Irvine Sensors, Inc. is Mr. Mel Brashears, one of our directors.

     Our ISR Systems subsidiary also rents office space from Mission Center Officer Suites at 1081 Camino del Rio South, Suite 115, San Diego, California 92108 on a month-to-month basis for $625 per month. There is no affiliation between Universal Holdings or any of our principals or agents and Mission Center Office Suites or any of their principals or agents

LEGAL PROCEEDINGS

     The following discussion discusses all known or anticipated material legal proceedings commenced by or against Universal or its wholly owned subsidiaries:

  On March 16, 2004 we were served with a complaint from Merdinger Fruchter Rosen & Company, LLC, our independent auditors through August 8, 2002. Merdinger Fruchter Rosen & Company is claiming fees for services in the amount of $2,760.

  As a result of actions committed by a Mr. Michael Zilles, a former employee, we made a self-disclosure to the U.S. Navy regarding overbillings to the government and excessive business pleasantries. On March 5, 2003, Mr. Zilles filed an action against us and several of our officers in the U.S. District Court for the Central District of California entitled Zilles v. Michael Skellern, et al., designated Case No. SACV-03-231 GLT (ANx). The complaint alleges a number of claims including, but not limited to, civil RICO violations, securities and common law fraud, breach of contract and rescission, and wrongful termination. Mr. Zilles seeks monetary and punitive damages as well as injunctive relief. We have contested the validity of the claims alleged, have engaged independent counsel, and are vigorously defending against Mr. Zilles’ claims. On September 11, 2003, the federal court granted our motion to dismiss and entered an order dismissing with prejudice all of Mr. Zilles’ RICO claims. We have answered the complaint and filed a counterclaim against Mr. Zilles for fraud and rescission among other claims.

  On November 13, 2003, Mr. Lee Manko, a former employee of Guardian Corporation, filed claims for unpaid wages, expenses and accrued vacation totaling $44,615.38 and related penalties with the California Labor Commissioner. This matter has not been scheduled for a hearing at this time. We believe that Mr. Manko’s claims are without merit, and also claim affirmative defenses to the claims alleged. We have initiated legal action in the Los Angeles Superior Court (Case No. BC306996) against Mr. Manko alleging claims of, including but not limited to, misappropriation of trade secrets and breach of fiduciary duties. The lawsuit is currently pending, and has not yet been answered by Mr. Manko.

  On October 15, 2003, Mr. Richard E. Fields, a former employee of Guardian Corporation, filed claims for unpaid wages, car allowance, expenses and accrued vacation totaling $40,841.90 and related penalties with the California Labor Commissioner. This matter has not been scheduled for a hearing at this time. We believe that Mr. Field’s claims are without merit, and we also claim affirmative defenses to the claims alleged. We intend to institute legal action against Mr. Fields for various causes of action including, but not limited to, breach of fiduciary duty, misappropriation of trade secrets, tortious interference with contract and prospective economic advantage and conversion.

  On September 17, 2003, Mr. Joseph Celano, a former employee of Guardian Corporation, filed claims for unpaid wages, car allowance, expenses and accrued vacation totaling $71,887.47 and related penalties with the California Labor Commissioner. This matter has not been scheduled for a hearing at this time. We believe that Mr. Celano’s claims are without merit, and we also claim affirmative defenses to the claims alleged and have already initiated legal action against Mr. Celano alleging claims of misappropriation of trade secrets and breach of fiduciary duties. Our claims against Mr. Celano will be decided in a private arbitration proceeding.

  On October 22, 2003, AC Pacific View Corporate Center, Inc., Guardian Corporation's former landlord, filed a complaint for breach of lease for Guardian Corporation's former office space in an action entitled AC Pacific View Corporate Center, Inc. v. Universal Guardian Corporation, et al, Case No. GIN 033428.  Guardian Corporation had previously entered into a lease termination agreement and surrendered possession of these premises to AC Pacific View on or about September 23, 2003.  AC Pacific View alleged in the complaint that Guardian Corporation owed approximately $925,000 under the lease.  Guardian Corporation and AC Pacific View are actively negotiating a settlement.

     Other than the matters discussed above, we are not aware of any material pending legal proceedings involving our company.

FINANCIAL STATEMENTS

     Our financial statements and notes thereto are filed in a separate section at the end of this annual report.

     The following tables summarize the consolidated statements of operations and balance sheet data for our company as derived from those financial statement: As discussed below in that section of this annual report captioned “Management’s Discussion And Analysis Of Financial Condition And Results of Operations-Overview”, all of the revenues and a substantial portion of our costs for fiscal 2003 and 2002 relate to discontinued operations of our Harbour Group subsidiary. Accordingly, please keep in mind that our actual future results will likely differ considerably from those presented below.

	Twelve Months Ended December 31,

	2003	2002

Consolidated Statements of Operations Data:
Revenue	$3,746,282	$2,779,449
Gross profit	$559,396	$349,799
Net loss	$(5,309,190)	$(1,331,111)
Preferred stock dividends	$(117,181)	$(5,469)
Net loss attributed to common shareholders	$(5,426,371)	$(1,336,580)
Net loss per common share, basic and diluted	$(0.31)	$(0.17)
Weighted average common shares outstanding, basic and diluted	17,697,954	7,978,096

	December 31,
		2003

Consolidated Balance Sheet Data:
Current assets		$25,648
Total assets		$27,144
Current liabilities		$3,203,970
Total liabilities		$3,209,213
Accumulated deficit		$(6,750,424)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and their explanatory notes included as part of this annual report.

Overview

     Universal Holdings is a holding company which markets security products, systems, technologies and services through our various operating subsidiaries. Our product line as of the date of this annual report consists of our Cobra StunLight™ Python and Projectile Launcher which will be marketed by our Shield Defense subsidiary, and our integrated security platforms which provide protection for buildings and facilities which will be marketed by our ISR Systems subsidiary. The Cobra StunLight™ is in the development stage and should be ready for shipping within 90 days. We are currently developing sales and marketing channels to introduce this product to the targeted markets. The Python Projectile Launcher is ready for shipping today. Its frangible projectiles are in the development stage, and will be ready for shipping upon the completion of negotiations and production with manufacturing sources. IRS Systems’ secure wireless, web-based security system is also being actively marketing following the recent completion of its development. See that section of this annual report captioned “Business-Overview" for further information about these products and services.

     On December 30, 2002, we consummated a share exchange pursuant to which we acquired Guardian Corporation as our wholly-owned subsidiary, and the shareholders of Guardian Corporation acquired approximately 70% of our outstanding common shares, and 69.1% of our total capital stock. Since the shareholders of Guardian Corporation obtained control of our company, we treated the share exchange as a recapitalization for accounting purposes, pursuant to which Universal Holdings was required, in a manner similar to reverse acquisition accounting treatment, to adopt Guardian Corporation’s historical financial statements as those of our company, including with respect to periods pre-dating the acquisition. Accordingly, in reading the following discussion of our consolidated financial condition and results of operations, please keep in mind that, to the extent it pre-dates our acquisition of Guardian Corporation, it reflects that corporation’s consolidated financial condition and results of operations. See that section of this annual report captioned “Business-Corporate History And Development” for further information concerning the share exchange.

     The sole income producing asset of Guardian Corporation was its Harbour Group subsidiary which, in turn, had one income producing asset, a subcontract with Northern NEF, Inc, which provided waterside security systems for U.S. naval port facilities. On September 23, 2003, Harbour Group was notified that Northern NEF’s contract with the U.S. Navy was terminated, thereby terminating its subcontract with Northern NEF. Since the termination of the subcontract, we have undertaken the development of new businesses, intellectual property and products through our Shield Defense and ISR Systems subsidiaries as described above, and have allowed both Harbour Group and Guardian Corporation to become dormant companies. Harbour Group’s and Guardian Corporation’s only business activities at the time of this annual report are the collection of final amounts due under Harbour Group’s subcontract with Northern NEF and settlement amounts being claimed by Guardian Corporation under applicable U.S.

Government Federal Acquisition Regulations. Since our financial statements are prepared on a consolidated basis, all of the revenues and a substantial portion of the costs reflected in our consolidated financial condition and results of operations consist of those of Harbour Group. Since Harbour Group’s subcontract with Northern NEF has been terminated and we have allowed the company to become dormant, there will be no further revenues generated by that company other than the collection of amount claimed from the U.S. Navy in connection with that termination. Accordingly, in reading the following discussion of our consolidated financial condition and results of operations, please keep in mind that our actual future results will likely differ considerably from our historical results. See that section of this annual report captioned “Business-Corporate History And Development” for further information concerning the businesses of Guardian Corporation and Harbour Group.

Going Concern

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. As noted above, we do presently do have any revenue producing assets, as the active business of our Harbour Group subsidiary terminated in late 2003, and the new products of our Guardian Shield and ISR Systems have yet to be introduced to market. As of December 31, 2003, we (1) had incurred net losses since our inception of $6,750,424; (2) had a working capital deficit of $3,178,322; (3) were in default with respect to dividends accrued with for both our series ‘A’ preferred stock and that our Guardian Corporation subsidiary in the amount of $182,150; (4) were in default with respect to the redemption of our Guardian Corporation series ‘A’ preferred shares in the amount of $717,500; and (5) were involved in certain litigation. The foregoing matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements and their explanatory notes included as part of this annual report do not include any adjustments that might result from the outcome of this uncertainty, nor do they include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations

     Revenue for the year ended December 31, 2003 was $3,746,282 compared to $2,779,449 for the same period in 2002. We did not commence generating significant revenue until the fourth quarter of 2002. Our revenue for fiscal 2002 was principally from contracts for services and installation of our integrated security systems by Harbour Group in four U.S. Navy harbors in the United States and Europe. As previously discussed, we were notified that Northern NEF’s contract with the U.S. Navy was terminated, thereby terminating our subcontract with Northern NEF.

     Cost of revenue for the year ended December 31, 2003 was $3,186,886 compared to $2,429,650 for the same period in 2002. Gross margin for the year ended December 31, 2003 was 14.9% which compared to our gross margin of 12.6% for the year ended December 31, 2002.

     Selling general and administrative expenses for the year ended December 31, 2003 was $5,759,215, as compared to $1,094,819 for the same period in 2002. Selling general and administrative expenses began to increase dramatically during the fourth quarter of 2002 as we expanded the staff with core competencies, leased facilities for administration and integration of security systems and incurred other operating expenses to support contract performance. Our general and administrative expenses related to the payment of legal, accounting and consulting fees have also increased as a result of being a publicly traded company. In the third quarter of 2003, due to the cancellation of the Northern NEF subcontracts, we were forced to abandon our facilities lease in Carlsbad, California, and recognized an expense of $942,456 related to the abandonment of this lease.

     Financing costs for the year ended December 31, 2003 was $205,000, as compared to $559,770 for the same period in 2002. Financing costs in 2003 related to the exercise of by two investors holding 409,999 UGC series ‘A’ preferred shares of put options requiring Guardian Corporation to repurchase those shares for $717,500. Under corporate law Guardian Corporation was prohibited from repurchasing those shares since its total assets were less than its total liabilities. As a consequence, we recorded financing cost in the amount of $205,000 representing the difference between the $1.75 put price and the carrying amount of the UGC series ‘A’ preferred shares of $1.25 times the 410,000 put shares.  Financing costs in 2002 relate to the value of 350,000 shares of UGC series 'A' preferred stock of $437,500 issued in connection with two bridge loans and the payment of debt issue costs of $122,270 related to the same two bridge loans.

     Interest income for the year ended December 31, 2003 was $177,602, as compared to $0 for the same period in 2002. Interest income principally relates to interest we charged the Northern NEF for delaying payment on our outstanding invoices of $207,011, offset by interest charged to us by our subcontractors of $31,440.

     Interest expense for the year ended December 31, 2003 was $81,973, as compared to $26,321 for the same period in 2002. Interest expense relates to interest on notes payable and capital leases.

Liquidity and Capital Resources

     Sources of Cash

     Since January 1, 2002, we have principally financed our operations and acquisitions through a combination of (1) the sale of our common shares or Guardian Corporation series ‘A’ preferred shares for cash ($494,947); (2) the issuance of our common shares in exchange for securities of companies we have acquired ($17,000); (3) the issuance of our common shares and/or options or warrants to purchase our common shares to various consultants in payment for the provision of their services, or to other creditors in satisfaction of our indebtedness to them ($2,055,028); (4) short-term financings ($700,000); and (5) revenues received from our Harbour Group subsidiary before the termination of its subcontract and business. Included in the above are the following transactions:

  On February 6, 2004, we agreed to issue 3,610,108 restricted common shares to Mr. Michael Appleby and Mrs. Dominique Appleby in a private placement for cash for total gross proceeds of $1,000,000. As part of that transaction, we issued common share purchase warrants to Mr. and Mrs. Appleby entitling them to collectively purchase, through May 6, 2004, a number of common shares with a value of up to $500,000 at an exercise price equal to 50% of our “daily weighted average closing price” for the thirty trading days immediately preceding the date of exercise of the warrants; but not to be less than $0.30 per share. Based upon the foregoing formula, the maximum number of common shares Mr. and Mrs. Appleby could collectively purchase under the warrants is 833,333 shares.

  On July 2, 2003, we agreed to issue 111,000 restricted common shares to an investor in a private placement for cash for total gross proceeds of $50,000. As part of that transaction, we issued common share purchase warrants to the investor entitling him to purchase, through July 3, 2008, 55,556 common shares at $1 per share, and 55,555 shares at $1.25 per share.

  On June 1, 2003, we closed a private placement to 21 investors pursuant to which we sold 443,894 Guardian Corporation restricted UGC series ‘A’ preferred shares for gross cash proceeds of $554,868, and net cash proceeds of $494,947. As part of the transaction, we (1) paid $51,721 in cash commissions to Camden Securities, Inc., and (2) issued Camden Securities common share purchase warrants entitling it to purchase, through May 31, 2005, a total of 26,987 common shares at $0.875 per share. Each UGC series ‘A’ preferred share sold is convertible into one UGC common share or, at the option of the holder, one Unviersal Holdings common share.
  On October 14, 2002, Guardian Corporation borrowed $500,000 from Mr. Sotirios Emmanouil and $200,000 from Mr. Michael Drescher pursuant to two bridge loan notes which accrued interest at 10% per annum. The notes were secured by virtually all of Guardian Corporation’s assets and were due on January 14, 2003. As an inducement for Messrs. Emmanouil and Drescher to extend the loans, Guardian Corporation issued to them a total of 350,000 UGC series ‘A’ preferred shares. Each UGC series ‘A’ preferred share was convertible into one UGC common share. We subsequently made provision to allow the conversion of each UGC series ‘A’ preferred share to be converted, at the option of the holder, into one Unviersal Holdings common share. In January 2003, Messrs. Emmanouil and Drescher agreed to convert the principal due on their notes in the aggregate amount of $700,000 plus accrued interest in the amount of $17,500 into a total of 574,000 UGC series ‘A’ preferred shares. As part of Guardian Corporation’s agreement to convert the notes into UGC series ‘A’ preferred shares, UGC issued Messrs Emmanouil and Drescher a put option that, if exercised, would require UGC to repurchase the UGC series ‘A’ preferred shares at $1.50 per share if exercised between April 15, 2003 and May 15, 2003, and at $1.75 per share if exercised between May 16, 2003 and June 30, 2003. The put option expired on June 30, 2003. In June 2003 Messrs. Emmanouil and Drescher exercised their put option for an aggregate of 409,999 UGC series ‘A’ preferred shares at the $1.75 per share put price. However, under corporate law, UGC was prohibited from repurchasing the shares since its total assets at the time were less than its total liabilities. On February 21, 2004, Mr. Drescher withdrew his put and converted his 264,000 UGC series ‘A’ shares into 264,000 common shares to Mr. Michael Drescher. We intend to issue Mr. Drescher an additional 86,000 common shares in satisfaction of the accrued dividend on the UGC series ‘A’ preferred shares and any damages he incurred by reason of his inability to exercise his put.
  On September 4, 2002, our Guardian Corporation subsidiary borrowed $180,000 from Pacific
  International, Inc., a corporation owned and controlled by Mr. Michael J. Skellern, who is an executive officer, director and 5% shareholder of our company. On December 30, 2003, we agreed to issue 1,404,167 restricted common shares to Pacific International, Inc. as consideration for the cancellation of $150,000 of that indebtedness.

Cash Position and Sources And Uses Of Cash

     Our cash and cash equivalents position as of December 31, 2002 was $25,648.

     During the year ended December 31, 2003, we used $1,002,574 in cash in our operating activities, as compared to providing $565,101 in cash from our operating activities for the year ended December 31, 2002. The significant change in the use of cash from our operating activities is due to the growth of our business in 2003 and the related growth in corporate overhead.

     During the year ended December 31, 2003, we used $152,061 in cash in investing activities, as compared to using $99,641 in cash in investing activities for the year ended December 31, 2002.

     During the year ended December 31, 2003, our financing activities provided cash in the amount of $137,471, as compared to the provision of cash in the amount of $577,382 for the year ended December 31, 2002.

Plan of Operation

     Our overriding corporate focus is to ramp-up our marketing activities for our new products. We project that we will incur costs of at least $9,855,000 on projected revenue of approximately $10,000,000 for fiscal year ending December 31, 2004, including approximately $6,500,000 in costs of goods sold, $2,150,000 in general and administrative, $930,000 in sales and marketing, $275,000 in research and development costs, and $122,500 in capital expenditures. We do not believe that we will be cash flow positive based solely on projected sales and service revenues less operating and other costs for at least seven months.

     As of March 29, 2004, we had $850,000 in cash available to fund the aforesaid projected costs and expenses. We have no current arrangements for obtaining the additional cash and working capital we may require and will seek to raise it through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

     We anticipate that the employees and consultants currently engaged by the company will be able to handle most of our any additional administrative, research and development, sales and marketing, and manufacturing requirements incurred during this period, and therefore do not anticipate that we will need to employ any significant number of additional employees or consultants. Our current facilities will also be adequate to conduct all of our operations, including manufacturing, during this period. If we experience significant demand, however, we will expand both our personnel and facilities accordingly.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financials statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to reserves, impairment of long-lived assets, value of our stock issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Off-Balance Sheet Arrangements

     We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

UNCERTAINTIES AND RISK FACTORS THAT MAY
AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

     We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this annual report, may adversely affect our business, operating results and financial condition. The uncertainties and risks enumerated below as well as those presented elsewhere in this annual report should be considered carefully in evaluating our company and our business and the value of our securities.

Risks Relating To Our Business

     We have accumulated losses since our inception, and currently have no products or services on the market that are currently generating revenues. Our inability to generate revenues and profits from products we have recently introduced onto the market could cause us to go out of business and for you to lose your entire investment.

We have incurred a cumulative operating loss in the amount of $6,750,424 from our inception through December 31, 2003. We currently have no products or services on the market that are currently generating revenues as the result of the discontinuation by The Harbour Group, Inc. (“Harbour Group”), the wholly-owned subsidiary of Guardian Corporation, of its business in late 2003. Although we have recently introduced or will soon introduce our new Cobra StunLight™, Python Projectile Launcher and ISR Systems integrated security platform products and services onto the markets, we do not believe that we will be cash flow positive based solely on projected sales and service revenues less operating and other costs for at least seven months. Our failure to generate meaningful revenues and ultimately profits from these products could force us to reduce or suspend our operations and ultimately go out of business. We cannot give you any assurance that our projections relating to revenues or cash flow will materialize as projected.

     Our inability to raise additional working capital at all or to raise it in a timely manner would negatively impact our ability to fund our operations, to generate revenues, and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business. Should this occur, the value of your investment in the common shares could be adversely affected, and you could even lose your entire investment.

     We will most likely need to raise cash and additional working capital to cover the anticipated shortfall in our cash and working capital until such time as we become cash flow positive based solely on sales and service revenues less operating and other costs. We currently do not have any binding commitments for, or readily available sources of, additional financing. We will seek to raise additional cash and working capital should it become necessary through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We cannot give you any assurance that we will be able to secure any additional cash or working capital we may require to continue our operations.

     Our independent auditors noted in their report accompanying our financial statements for our fiscal year ended December 31, 2003 that we had incurred net losses since our inception and had a working capital deficit, and stated that those conditions raised substantial doubt about our ability to continue as a going concern. Note 1 to our financial statements addressed management’s plans to address the working capital deficit. We cannot assure you that our business plans will be successful in addressing these issues. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our common shares.

     Even if we are able to raise additional financing, we might not be able to obtain it on terms that are not unduly expensive or burdensome to the company, or which do not adversely affect your rights as a common shareholder or the value of your investment in our common shares, including substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares.

     Even if we are able to raise additional cash or working capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or the satisfaction of indebtedness without any cash outlay through the private issuance of debt or equity securities, the terms of such transactions may be unduly expense or burdensome to the company or disadvantageous to our existing shareholders. For example, we may be forced to sell or issue our securities at significant discounts to market, or pursuant to onerous terms and conditions, including the issuance of preferred stock with disadvantageous dividend, voting, board membership, conversion, redemption or liquidation provision; the issuance of convertible debt with disadvantageous interest rates and conversion features; the issuance of warrants with cashless exercise features, the issuance of securities with anti-dilution provisions; and the grant of registration rights with significant penalties for the failure to quickly register. If we raise debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor upon our default. We also might be required to sell or license our products or technologies under disadvantageous circumstances we would not otherwise consider, including granting licenses with low royalty rates and exclusivity provisions.

     We will face intense competition from competitors that have greater financial, technical and marketing resources. These competitive forces may impact our projected growth and ability to generate revenues and profits, which would have a negative impact on our business and the value of your investment.

     The market for defense and security products and services is intensely competitive and characterized by rapidly changing technology, evolving industry standards, and price competition. There are no substantial barriers to entry, and we expect that competition will be intense and may increase. Many of our existing competitors may have substantially greater financial, product development, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. As a result, certain of these competitors may be able to develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their products and services, or aggressively reduce their sales prices below the our costs. We cannot assure you that we will be able compete successfully with existing competitors or new competitors.

     We are dependent for our success on a few key executive officers. Our inability to retain those officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment

     Our success depends to a critical extent on the continued efforts of services of our Chief Executive Officer, Mr. Michael J. Skellern, and to a lesser degree on the Presidents of our Shield Defense Corporation and ISR Systems Corporation subsidiaries, Messrs. Dennis M. Cole and Delmar Kintner, respectively. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. Although Messrs. Skellern and Cole have signed employment agreements providing for their continued service to the company through July 31, 2007 and August 30, 2005, respectively, these agreements will not preclude either of these employees from leaving the company. We do not currently carry key man life insurance policies on any of our key executive officers which would assist us in recouping our costs in the event of the loss of those officers.

     Our inability to hire qualified personnel at all or to raise or in a timely manner could impede our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies, which would have a negative impact on our business and could adversely affect the value of your investment.

We currently have an extremely small staff comprised of three executive officers and no other employees. Although we believe that these officers, together with the consultants currently engaged by our company, will be able to handle most of additional administrative, research and development, sales and marketing, and manufacturing requirements over the next six months as we ramp up our sales and operations, we will nevertheless be required over the longer-term to hire highly skilled managerial, engineering, technical, sales and marketing and administrative personnel to fully implement our business plan and growth strategies. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices, or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

     We plan to grow very rapidly, which will place strains on our management team and other company resource to both implement more sophisticated managerial, operational and financial systems, procedures and controls and to train and manage the personnel necessary to implement those functions. Our inability to manage our growth could impede our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies, which would have a negative impact on our business and the value of your investment.

     We will need to significantly expand our operations to implement our longer-term business plan and growth strategies. We will also be required to manage multiple relationships with various strategic partners, technology licensors, customers, manufacturers and suppliers, advertisers, consultants and other third parties. This expansion and these expanded relationships will require us to significantly improve or replace our existing managerial, operational and financial systems, procedures and controls; to improve the coordination between our various corporate functions; and to manage, train, motivate and maintain a growing employee base. The time and costs to effectuate these steps may place a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that may be available at the time. We cannot assure you that we will institute, in a timely manner or at all, the improvements to our managerial, operational and financial systems, procedures and controls necessary to support our anticipated increased levels of operations and to coordinate our various corporate functions, or that we will be able to properly manage, train, motivate and retain our anticipated increased employee base.

     We may have difficulty in attracting and retaining management and outside independent members of our board of directors as a result of their concerns relating to their increased personal exposure to lawsuits and shareholder claims by virtue of holding these positions in a publicly-held company

     The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these concerns, directors and management directors are also becoming increasingly concerned with the availability of directors and officers’ liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors and officers liability insurance has recently become much more expensive and difficult to obtain than it had been. If we are unable to obtain directors and officers liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors. The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks. As a company with a limited operating history and limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

     Our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies will be adversely affected if the licensees, strategic partners or third party marketing and distribution partners we intent to rely upon to provide a significant part of our marketing and sales function fail to perform as expected. This failure would have a negative impact on our business and the value of your investment.

     We currently have no internal sales, marketing and distribution capabilities, and will rely extensively on third-party licensees, strategic partners or third party marketing and distribution companies to perform a significant part of those functions. As a consequence of that reliance, our ability to effectively market and distribute our products will be dependent in large part on the strength and financial condition of others, the expertise and relationships of those third-parties with customers, and the interest of those parties in selling and marketing our products. Prospective third-party licensees, strategic partners and marketing and distribution parties may also market and distribute the products of other companies. If our relationships with any third-party licensees, strategic partners or marketing and distribution partners were to terminate, we would need to either develop alternative relationships or develop our own internal sales and marketing forces to continue to sell our products. Even if we are able to develop our internal sales, marketing and distribution capabilities, these efforts would require significant cash and other resources that would be diverted from other uses, if available at all, and could cause delays or interruptions in our product supply to customers, which could result in the loss of significant sales or customers. We can give you no assurance that we will be successful in our efforts to engage licensees, strategic partners or third party marketing and distribution companies to meet our sales, marketing and distribution requirements.

     Our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies will be adversely affected if the third-party manufacturers or suppliers upon whom we intend to rely to manufacture our products fail to perform as expected. This failure would have a negative impact on our business and the value of your investment.

     We currently have no internal manufacturing capability, and will rely extensively on licensees, strategic partners or third party contract manufacturers or suppliers. A delay or interruption in the supply of components or finished products could adversely affect our ability to introduce our products onto the market. Should we be forced to manufacture our products, we cannot give you any assurance that we will be able to develop an internal manufacturing capability or procure third party suppliers. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers we procure will be able to supply our product in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

     The consumer markets for our products may be subject to governmental regulation, which could impact our target markets.

     We anticipate that a material portion of the revenue we expect from our Cobra StunlightTM product will come from consumer markets, while a small portion of the revenue we expect from our Python Projectile Launcher product will also come from consumer markets. Some states currently impose regulations or licensing requirements on the sale or use of these products. Future regulations or licensing requirements may adversely impact our ability to sell these products to selected target markets.

     Our inability to protect our intellectual property rights could negatively impact our projected growth and ability to generate revenues and profits, which would have a negative impact on our business and the value of your investment.

     We rely on a combination of patent, patent pending, copyright, trademark and trade secret laws, proprietary rights agreement and non-disclosure agreements, and to protect our intellectual properties. We cannot give you any assurance that these measures will prove to be effective in protecting our intellectual properties.

     In the case of patents, we cannot give you any assurance that our existing patents will not be invalidated, that any patents that we currently or prospectively apply for will be granted, or that any of these patents will ultimately provide significant commercial benefits. Further, competing companies may circumvent any patents that we may hold by developing products which closely emulate but do not infringe our patents. While we intend to seek patent protection for our products in selected foreign countries, those patents may not receive the same degree of protection as they would in the United States. We can give you no assurance that we will be able to successfully defend our patents and proprietary rights in any action we may file for patent infringement. Similarly, we can give you any assurance that we will not be required to defend against litigation involving the patents or proprietary rights of others, or that we will be able to obtain licenses for these rights. Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial.

     We also rely on proprietary designs, technologies, processes and know-how not eligible for patent protection. We cannot give you any assurance that our competitors will not independently develop the same or superior designs, technologies, processes and know-how.

     While we have and will continue to enter into proprietary rights agreements with our employees and third parties giving us proprietary rights to certain technology developed by those employees or parties while engaged by our company, we can give you no assurance that courts of competent jurisdiction will enforce those agreements.

Risks Relating To An Investment In Our Securities

     To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

     We do not anticipate paying cash dividends on our common shares in the foreseeable future, and we cannot assure an investor that funds will be legally available to pay dividends, or that even if the funds are legally available, that the dividends will be paid.

     Our common shares are thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

     Our common shares are sporadically or "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

     The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly-traded public float, limited operating history and lack of revenues or profits to date for our newly introduced products, which could lead to wide fluctuations in our share price. The price at which you purchase our common shares may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

     The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, we have relatively few common shares outstanding in the "public float" since most of our shares are held by a small number of shareholders. In addition, as noted above, our common shares are sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of revenues or profits to date, lack of capital to execute our business plan, and uncertainty of future market acceptance for our products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results, acceptance of our products and services as viable security and technology solutions, government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures, our capital commitments, and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect, if any, that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

     Volatility in our common share price may subject us to securities litigation.

     As discussed in the preceding risk factor, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

     The application of the “penny stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.

     As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell the common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

     Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

     Our officers and directors own or control approximately 44.1% of our outstanding common shares, which may limit the ability of yourself or other shareholders, whether acting singly or together, to propose or direct the management or overall direction of our company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our company that might otherwise result in you receiving a premium over the market price for your common shares.

     Currently, our officers and directors beneficially own or control approximately 44.1% of our outstanding common shares. These persons will have the ability to control substantially all matters submitted to our shareholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

     A large number of common shares are issuable upon exercise of outstanding common share purchase options or warrants or the conversion of outstanding convertible preferred shares. The exercise or conversion of these securities could result in the substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. The sale of a large amount of common shares received upon exercise these options or warrants on the public market to finance the exercise price or to pay associated income taxes, or the perception that such sales could occur, could substantially depress the prevailing market prices for our shares.

     There are currently outstanding non-variable priced common share purchase options and warrants entitling the holders to purchase 5,105,223 common shares at a weighted average exercise price of $0.72 per share, and variable priced common share purchase warrants entitling the holder to purchase a number of common shares with a value of $500,000 at an exercise price equal to 50% of our “daily weighted average closing price” for the thirty trading days immediately preceding the date of exercise; provided, however, the exercise price cannot be lower than $0.30 per share. These latter warrants would entitle the holder thereof to purchase a maximum of 1,666,666 common shares. The exercise price for all of the aforesaid warrants, both variable and non-variable priced, may be less than your cost to acquire our common shares. There are also outstanding 1,412,168 series ‘A’ preferred shares of our Guardian Corporation subsidiary convertible into 1,412,168 common shares based upon a $1.25 per share stated value and conversion rate, which may also be less than your cost to acquire our common shares. In the event of the exercise or conversion of these convertible securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares n tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants.

     Our issuance of additional common shares or preferred shares, or options or warrants to purchase those shares, would dilute your proportionate ownership and voting rights. Our issuance of additional preferred shares, or options or warrants to purchase those shares, would not only dilute your proportionate ownership and voting rights, but could also discourage or prevent the distribution of dividends to you by requiring the consent of the preferred shareholders, prevent the sale of our assets or a potential takeover of our company that might otherwise result in you receiving a distribution or a premium over the market price for your common shares by requiring the consent of the preferred shareholders even though the sale or takeover is approved by a majority of the common shares, or negatively impact the value of your investment in our common shares as the result of preferential dividend rights, disproportionate rights to appoint directors to our board, conversion rights, redemption rights and liquidation provisions granted to the preferred shareholders.

     We are entitled under our certificate of incorporation to issue up to 50,000,000 common and 5,000,000 “blank check” preferred shares. After taking into consideration our outstanding common and preferred shares, we will be entitled to issue up to 32,565,048 additional common shares and 4,999,400 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

     Our certificate of incorporation contains provisions that could make it more difficult for our shareholders to replace a majority of directors and obtain control of our board of directors in the event we were no longer subject to restrictions or requirements imposed on “quasi-foreign” corporations under California corporate law.

     Our certificate of incorporation (1) permits our board of directors to increase the size of our board to up to nine members, and to fill any vacancy created by a majority vote, (2) limits the right to call special meeting of our shareholders to our President, Chairman of the Board, or board of directors, and (3) limits the right to remove a director to the affirmative vote of holders of 80% of our voting securities. Our certificate of incorporate also provides that we shall have a classified board of directors composed of three classes of directors, each class serving a staggered three year term. These provisions would generally make it more difficult for our shareholders to replace a majority of our directors and obtain control of our board of directors. While thee provisions are allowable under Delaware corporate law under which we are governed, these provisions are not currently allowable due to our present status as a “quasi-foreign” corporation governed by selected provisions of California corporate law. In the event we conduct 50% or more of our business outside of California, or should 50% or more of our voting securities become held of record by persons having addresses outside of California, or should our shares become listed or traded on the New York Stock Exchange, the American Stock Exchange, or the National Market System of the Nasdaq Stock Market, we would no longer be subject to the provisions and protections imposed on quasi-foreign corporations under section 2115, and the foregoing provisions would become fully applicable.

     We are subject to the provisions of the Delaware Business Combination Act, which could discourage or prevent a potential takeover of our company that might otherwise result in you receiving a premium over the market price for your common shares.

     As a Delaware corporation, we are subject to the Delaware Business Combination Act which precludes a shareholder who owns 15% or more of our shares from entering into a “business combination" involving our company for a period of three years, unless (1) our board of directors approves the combination before the shareholder acquires the 15% interest; (2) the interested shareholder acquires at least 85% of our shares as part of the transaction in which he acquired the initial 15%, excluding shares owned by our officers who are also directors and voting stock held by employee benefit plans; or (3) the combination is approved by our board of directors by a majority vote and two-thirds of our other shareholders at a duly called shareholders’ meeting. A “business combination” is defined as (1) a merger or consolidation requiring shareholder approval, (2) the sale, lease, pledge, or other disposition of our assets, including by dissolution, having at least 50% of the entire asset value of our company, or (3) a proposed tender or exchange offer of 50% or more of our voting stock.

     The elimination of monetary liability against our directors, officers and employees under our certificate of incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

     Our certificate of incorporation contains provisions which eliminate the liability of our directors for monetary damages to our company and shareholders to the maximum extent permitted under Delaware corporate law. Our bylaws also require us to indemnify our directors to the maximum extent permitted by Delaware corporate law. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees, even though such actions, if successful, might otherwise benefit our company and shareholders. To the extent indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of our company under the above provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.

MANAGEMENT

Identity

     The following table identifies our current executive officers and directors, their respective offices held, and their respective dates of election or appointment:

Name	Age	Company	Office

Michael J. Skellern	55	Universal Guardian Holdings, Inc.	Chief Executive Officer, Chief Financial Officer and Director
		Universal Guardian Corporation	President, Chief Executive Officer, Secretary, Treasurer and Director
		Shield Defense Technologies, Inc.	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board
		Shield Defense Corporation	Chief Financial Officer and Chairman of the Board
		ISR Systems Corporation	Chief Financial Officer and Director

Dennis M. Cole	56	Universal Guardian Holdings, Inc.	Secretary and Director
		Universal Guardian Corporation	Director
		Shield Defense Technologies, Inc.	Secretary and Director
		Shield Defense Corporation	President, Secretary and Director
		ISR Systems Corporation	Secretary and Director

Thomas J. Pernice	42	Universal Guardian Holdings, Inc.	Director

Mel D. Brashears	59	Universal Guardian Holdings, Inc.	Director

Delmar R. Kintner	66	ISR Systems Corporation	President and Director

     There are no family relationships between any two or more of our directors or executive officers. There are no arrangements or understandings between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

     None of our directors or executive officers has, during the past five years, (1) had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) been convicted in a criminal proceeding or subject to a pending criminal proceeding; (3) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or (4) been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Business Experience Of Directors

     Michael J. Skellern has served as (1) Chief Executive Officer and a director of Universal Holdings since December 31, 2002, and as Chief Financial Officer of that corporation since August 31, 2003, (2) President, Chief Executive Officer, Chief Financial Officer and a director of Shield Defense since January 28, 2004, (3) Chief Financial Officer and a director of Defense Corporation since January 28, 2004, (4) Chief Financial Officer and a director of ISR Systems since February 24, 2004, and (5) a director of Guardian Corporation since March 19, 2001, President of that corporation since April 1, 2001, Chief Executive Officer of that Corporation since April 1, 2002, and Chief Executive Officer and Secretary of that corporation since September 1, 2003.

     Mr. Skellern received numerous awards for performance, management and corporate excellence. Mr. Skellern has been President and CEO of Pacific International, Inc., since 1977. Pacific International is a global business development, executive management, marketing, corporate re-structuring, and business consulting company that provides international business services to consumer, industrial, government, and military sectors. In 1991, Mr. Skellern sold Pacific International Marketing, its $41 million sales and marketing division, and sold its Pacific International Media division in 1997. In March 1998, Mr. Skellern developed Sotheby’s Premier Canadian Properties, Ltd. and sold the company in September 1999. From October 1999 until July 2000, Mr. Skellern served as President, International of BigStore.com, Inc. where he successfully developed corporate operations in Japan, Hong Kong, Shanghai, and Europe. By May 2000 BigStore.com revenues were more than $200,000 per day. In April 2000 the technology equity markets collapsed as well as the parent company’s investment banking commitment. In June 2000 the parent company’s chief executive officer departed and the board of directors requested Mr. Skellern assume the position of Chief Executive Officer to restructure and re-finance the parent company. He was appointed by the U.S. Federal Court to administer the Company’s reorganization until December 2000, until a permanent trustee was appointed. Mr. Skellern has previously served on the Board of Directors for several private companies. Mr. Skellern has been a featured speaker at numerous international conferences on the subjects of international marketing, finance, security and risk management. He served in the United States Army in the United States, Asia and Europe from 1967 to 1971. Mr. Skellern holds an MBA from Knightsbridge University.

     Dennis M. Cole has served as: (1) a director of Universal Holdings since December 31, 2002, and as Secretary of that corporation since September 15, 2003; (2) Secretary and a director of Shield Defense since January 28, 2004, (3) President, Secretary and a director of Defense Corporation since January 28, 2004, (4) Secretary and a director of ISR Systems since February 24, 2004, and (5) a director of Guardian Corporation since August 1, 2002.

     Mr. Cole has experience in the domestic and international law enforcement field in special operations and training. Prior to joining Universal Guardian, Mr. Cole served as Commander of the Sheriff’s Special Enforcement Detail 1980 to 1986, Chief of Police for the City of Vista, California from 1994 to 1999, Director of the San Diego Regional Public Safety Training Institute at Miramar College from 1999 to 2002, and served as the Director of Training for Jaycor Tactical Systems, Inc. until joining Universal Guardian Corporation. He also holds positions as an associate professor at many of the San Diego area community colleges, teaching law enforcement subjects relating to crisis management. Mr. Cole is recognized by the State of California as a subject matter expert in the application of non-lethal chemical agents. He has served as an expert witness on crisis management, tactical resolution of high-risk incidents and the delivery of non-lethal chemical agents in federal, state and local courts. Mr. Cole did his undergraduate work at California Western University. He attained a Master of Arts degree in Management from the University of Redlands, and completed graduate work at the University of Virginia. He is a graduate of the Federal Bureau of Investigation’s National Academy Class 186. He has been widely published in law enforcement trade magazines and has authored three text journals on crisis management issues and chemical agents. Mr. Cole served in the United States Army in Southeast Asia 1967-1968.

     Delmar R. Kinter has served as a director of Universal Holdings since February 24, 2003, and President and a Director of ISR Systems (formerly known as Emerging Concepts prior to its acquisition on February 9, 2004 by Universal Holdings), since October 1989.

     Mr. Kintner previously served as Chief Executive Officer of Markland Technologies, Inc., (OTCBB: MRKL) from January 2003 until November 2003. Mr. Kintner began his career in the defense industry at the Center for Naval Analysis, a Naval think tank working on highly classified Naval Warfare Programs. His title was Radar/ECM Specialist and he was a team leader from projects such as Sino/Soviet submarine capabilities, effectiveness of Passive ECM in Southeast Asia, development of countermeasures against SAM systems and detection of low radar cross section including submarine periscopes from the air in high sea status. Mr. Kintner has utilized that experience to consult for almost every major aerospace corporation including Lockheed, Boeing and Raytheon, providing engineering, management and marketing of new technologies. Examples of this success are: advanced shipboard combat systems, shipboard counter measures, advanced anti-radiation missiles for the Air Force and tactical SIGINT systems for the Marine Corps. In 1989, Mr. Kintner formed Emerging Concepts, a company which focused on providing systems engineering and support to DOD commands, agencies and organizations which supported those agencies. Emerging Concepts was responsible for developing artificial intelligence and neural net applications for air traffic control, COMINT systems and robotics. In addition, they developed new automatic level control, voice processing and loudspeaker technologies for surface ships and submarines. In February 2003. Mr. Kintner has been a consultant for American Technology Corporation for six years and successfully transformed many of their commercial technologies into military applications, including non –lethal acoustics, directive audio and next generation loudspeakers. Mr. Kintner

     Thomas J. Pernice has served as an outside director of Universal Holdings since December 3, 2002. Mr. Pernice is President and founder of Modena Holding Corporation, a communications, business development and political consulting services company. Mr. Pernice also currently serves on the Board of Directors and is Treasurer and Corporate Secretary for Advanced Biotherapy, Inc. (OTCBB: ADVB). From January 1999 to August 2002, Mr. Pernice was also a consultant and managing director of Cappello Group Inc., a merchant banking firm based in Santa Monica, California. Prior to founding Modena Holding Corporation, Mr. Pernice served as senior corporate executive in government and industry for more than 17 years. Most recently he was Vice President of Public Affairs and a corporate officer for Dole Food Company, Inc., reporting to the chairman and CEO, David H. Murdock, formerly (NYSE:DOL) and now privately held. He also served in similar capacities for the conglomerate of publicly and privately held business interests of Mr. David H. Murdock, including Castle & Cooke, Inc., a real-estate company, formerly (NYSE:CCS) and now privately held. Prior to joining Dole Food Company, Inc., Mr. Pernice served in the White House for more than seven years on the senior staff of the Bush-Quayle Administration and as a staff assistant in the Reagan-Bush Administration. Mr. Pernice earned a Bachelor of Arts degree in from the University of Southern California in 1984.

     Dr. Mel R. Brashears has served as an outside director of Universal Holdings since July 30, 2003. Dr. Brashears has also been Chairman of the Board of Irvine Sensors Corporation (Nasdaq: IRSN) since March 2001, and a Director since December 2000, and he is also the Chairman and Chief Executive Officer of iNetWorks Corporation, a subsidiary of Irvine Sensors Corporation. Previously, he was Sector President and Chief Operating Officer at Lockheed Martin Corporation responsible for $8.5B in annual Revenue and 35,000 employees. Dr. Brashears has over 30 years experience in design and development of products and systems for the worldwide delivery of high-speed data and information. He has over 100 technical publications. He is a past Chairman, co-Chairman or Director of several companies and corporations. Additionally, he served on the boards of the American Electronics Association, the California State University Foundation, and the University of Southern California's Center for Telecommunications Management. Dr. Brashears is an invited member of the Telecommunications Academy of Russia.

     Dr. Brashears is a graduate of the University of Missouri, where he earned his bachelor’s, master’s and Ph.D. degrees in engineering, and where he also taught. He has also attended several executive institutes including the Management Institute from Penn State University, and the University of Michigan Executive Program.

Structure Of Board Of Directors

     All of the directors serve until the next annual meeting of common shareholders and until their successors are elected and qualified by our common shareholders, or until their earlier death, retirement, resignation or removal.

     Our certificate of incorporation sets the authorized number of directors on our board of directors at not less than three nor more than nine, with the actual number fixed by our board of directors. Our certificate of incorporation (1) permits our board of directors to increase the size of our board to up to nine members, and to fill any vacancy created by a majority vote, (2) limits the right to call special meeting of our shareholders to our President, Chairman of the Board, or board of directors, and (3) limits the right to remove a director to the affirmative vote of holders of 80% of our voting securities. Our certificate of incorporate also provides that we shall have a classified board of directors composed of three classes of directors, each class serving a staggered three year term, unless we are subject to section 2115 of the California Corporations Code.

     Although we are a Delaware corporation governed by Delaware corporate law, we are nevertheless a so-called “quasi-foreign” corporation subject to selected provisions of California corporate law under section 2115 of the California Corporations Code. Specifically, section 2115 provides that any foreign corporation which conducts more than 50% of its business in California based upon certain criteria, and has more than 50% of its voting securities held of record by persons having addresses in California, must, among other things: (1) elect its directors annually, (2) permit the removal of its directors without cause by the majority vote of shareholders; (3) allow shareholders to call an annual shareholders’ meeting if such a meeting is not timely held; (4) allow shareholders to elect to vote cumulatively, and (5) limit certain provisions requiring a supermajority vote of the shareholders to not more than two years unless approved by the same supermajority vote of the shareholders. These provisions are not applicable to a corporation whose shares are listed or traded on the New York Stock Exchange, the American Stock Exchange, or the National Market System of the Nasdaq Stock Market. As of the date of this prospectus, are subject to section 2115, thereby overriding the provisions in our certificate of incorporation described above, insofar as we currently conduct more than 50% of our business in California, more than 50% of our voting securities are currently held of record by persons having addresses in California, and our shares are not currently traded on the described national exchanges.

Board Committees And Independence

     Our board of directors has established three committees to date, a corporate governance committee comprised of Mr. Skellern and Dr. Brashear, a compensation committee comprised of Messrs. Skellern and Pernice, and a plan committee to authorized the grant of awards and otherwise administer our stock plans comprised of Messrs. Skellern and Pernice.

     Mr. Pernice and Dr. Brashears are each “independent” directors as that term is defined by the SEC. None of our current directors have the requisite public company accounting background or experience to be considered an “audit committee financial expert” as that term is defined by the SEC. Due to the early stage of our products and limited financial resources, we are not in a position at this time to engage an audit committee financial expert to serve on our board.

Shareholder Nomination Procedures

     Our bylaws allow shareholders to nominate candidates for directors upon the provision of 90 days’ written notice prior to the anniversary date of the immediately preceding annual meeting and ten days written notice following the date on which notice of a special election for directors is given. Our bylaws require each notice to include the following information: (1) the name and address of the shareholder making the nomination and of the proposed director candidate, (2) a representation that the shareholder is a shareholder of record and intends to appear in person or by proxy at the meeting, (3) a description of all arrangements or understanding between the shareholder and his or her nominee and any other persons pursuant to which the nomination is to be made, (4) any other information required by SEC rules; and (5) the consent of the nominee to serve as a director. Approximately 44.1% of our voting shares are held or controlled by our management. Since those shareholders already have ready access to our board of directors and in view of this voting power, our board has not to date adopted additional procedures to those already included in our bylaws by which other shareholders could recommend nominees for election or appointment to our board.

Director Compensation

     Our current compensation policy for our directors is to compensate them through options to purchase UGC common shares as consideration for their joining our board of directors and/or providing continued services as a director. All of these options are also exercisable to purchase a like number of Universal Holdings common shares. The following table described the common share purchase options granted to our directors as director compensation.

Name	Grant Date		Common Shares Purchasable	Exercise Price	Expiration Date

Michael J. Skellern	7/1/2002	(3)	150,000	$0.010	7/1/2012
	12/22/2003		500,000	$0.012	12/22/2008

Dennis M. Cole(1)	7/1/2002	(3)	150,000	$0.010	7/1/2012
	12/22/2003		500,000	$0.012	12/22/2008

Thomas J. Pernice	10/1/2002	(4)	150,000	$0.100	10/1/20072
	12/3/2002		125,000	$1.200	10/30/2007
	12/3/2002		125,000	$1.500	10/30/2007
	12/3/2002		125,000	$1.750	10/30/2007
	12/22/2003		500,000	$0.012	12/22/2008

Dr. Mel R. Brashears (2)	12/22/2003		500,000	$0.012	12/22/2008

(1)	Excludes 150,000 common share purchase options granted to Mr. Cole in his capacity as President of Shield Defense. See “Business-Employment And Consulting Agreements With Management”.
(2)	Excludes 300,000 common share purchase warrants granted to Dr. Brashears for consulting services. See “Business-Employment And Consulting Agreements With Management”.
(3)	Granted in capacity of joining or agreeing to join Guardian Corporation board of directors; conversion right later extended to service on Universal Holdings board of directors.
(4)	Granted as an inducement to later join the Universal Holdings board of directors.

     We do not currently provide our directors with cash compensation, although we do reimburse their expenses.

Board of Advisors

     Universal Holdings has composed a board of advisors consisting of the following members to assist us with counterterrorism, security and technical tissues, and to assist us with business development with government, military and commercial markets.

     Mr. Roger Cressey has served on our Boad of Advisors since September 2003. Mr. Cressey has served as chief of staff to the President’s Critical Infrastructure Protection Board from November 2001 to September 2002. Between November 1999 and November 2001, he served as director for transnational threats on the National Security Council staff, where he was responsible for coordination and implementation of U.S. counter-terrorism policy. During this period, he managed the U.S. government’s response to the Millennium terror alert, the USS Cole attack, and the September 2001 terrorist attacks.

     Prior to his White House service, Mr. Cressey served in the Department of Defense, including as Deputy Director for War Plans. From 1991-1995, he served in the Department of State working on Middle East Security issues. He has also served overseas with the U.S. Embassy in Israel and with United Nations peacekeeping missions in Somalia and the former Yugoslavia. While in the former Yugoslavia, he was part of a United Nations team that planned the successful capture of the first individual indicted for war crimes in Croatia.

     Mr. Richard Clarke has served on our Board of Advisors since September 2003. Mr. Clarke is an internationally recognized expert on security, including homeland security, national security, cyber security, and counterterrorism. He is currently an on-air consultant for ABC News. Clarke served the last three Presidents as a senior White House Advisor. Over the course of an unprecedented 11 consecutive years of White House service, he held the titles of: Special Assistant to the President for Global Affairs, National Coordinator for Security, and Counterterrorism Special Advisor to the President for Cyber Security.

     Prior to his White House years, Mr. Clarke served for 19 years in the Pentagon, the Intelligence Community, and State Department. During the Reagan Administration, he was Deputy Assistant Secretary of State for Intelligence. During the Bush-Quayle Administration, he was Assistant Secretary of State for Political-Military Affairs and coordinated diplomatic efforts to support the 1990-1991 Gulf War and the subsequent security arrangements

     Mr. William M. Glanton has served on our Board of Advisors since March 2003. Mr. Glanton was employed by the Central Intelligence Agency from 1972 to 1999, where he served as a career executive manager and technical operations officer with over 20 years’ experience in intelligence collection operations. He personally directed and participated in several premiere intelligence operations, working in difficult overseas environments. Mr. Glanton is a recognized intelligence community expert in unique physical security with a primary focus on threat and vulnerability assessments and offensive attack.

     Prior to retiring from Federal Service in January 2000, Mr. Glanton Deputy Group Director, Directorate of Science and Technology where he assisted in leading and managing a group of technologists based in Washington and overseas. This group collected intelligence through technical means and provided support to the CIA, NSA, U.S. military intelligence units, and the FBI. He also provided operational guidance on priority intelligence collection, operations, and support, and established, developed, and managed several close partnerships with foreign liaison services. He also assisted in the formulation and implementation of a major strategic program and served as the senior office representative to the CIA’s overseas security evaluation program.

     Mr. Glanton was a member of the Senior Intelligence Service from 1996-2000 and served in the United States Coast Guard from 1966-1970. He holds a Top Secret/SCI clearance.

     Currently, Mr. Glanton is a Physical Security Inspector for the Department of State, Office of the Inspector General, where he provides on-site physical security inspections and recommendations for physical security enhancements for embassies and consulates at selected overseas sites.

     Major General John Admire, Ret. has served on our Board of Advisors since March 2003. Major General Admire retired in 1998 as the Commanding General, 1st Marine Division, Camp Pendleton, California after 33 years of active duty and five combat tours as an infantry Marine. He possesses a proven record of success in all aspects of his career, from enlisted marine to general officer to community citizen. General Admire has led military units from 40 to 20,000 people, served on multiple executive staffs, executed $20 million budgets, and was selected as Senior Military Social Aide to the President of the United States.

     Having coordinated political-military policy at the national level, General Admire draws from a wealth of multiple and diverse experiences in accomplishing tasks and motivating people. He has provided leadership guidance to military officers and corporate executives, and was a commended strategic planner on General Colin Powell’s Pentagon Staff. He also coordinated presidential state dinners, receptions, and ceremonies at the White House and Camp David. General Admire also organized visits by the Pope, kings and queens, presidents, and dignitaries to nation’s capital.

     As an executive development and consultant, General Admire has presented leadership classes to Fortune 500 corporations, and participated in executive development seminars for the enhancement of leadership skills of industry managers and supervisors. He was also consulted regarding military and industry initiatives to enhance the leadership capabilities of junior and senior executives.

     General Admire served with the Military Advisory Group in Vietnam, the Combined Staff in Thailand, European Command in Germany; Joint Chiefs of Staff at the Pentagon, and Congress and White House staffs. He was also appointed to the Presidential POW/MIA Delegation.

     Other career highlights include serving as President of the Oak Ridge Military Academy, selection as Teacher of the Year at the Armed Forces Staff College, selection as Recruiter of the Year, directing the “Legislative Game Plan” on Capitol Hill, and coordinating Marine Corps initiatives with the U.S. Congress.

     General Admire’s education history includes MA, National Security and Strategic Studies, Naval War College, MA, International Relations, Salve Regina University (President’s Honor Roll), MA, Military History, Old Dominion University (President’s Honor Roll), MA, Journalism, University of Oklahoma (President’s Honor Roll), BA, Public Relations & Advertising, University of Oklahoma.

Advisor Compensation

     Our current compensation policy for the members of our advisory board is to compensate them through options to purchase UGC common shares as an inducement for them to join the advisory board. All of these options are also exercisable to purchase a like number of Universal Holdings common shares. The following table described the common share purchase options granted to the members of our advisory committee.

Name	Grant Date	Common Shares Purchasable	Exercise Price	Expiration Date

Richard Clarke	1/22/2004	100,000	$0.35	1/22/2009
Roger Cressey	1/22/2004	100,000	$0.35	1/22/2009
William M. Glanton	1/22/2004	100,000	$0.35	1/22/2009
Major General John Admire, Ret.	1/22/2004	100,000	$0.35	1/22/2009

     We do not currently provide the members of our advisory board with cash compensation, although we do reimburse their expenses.

Employment And Consulting Agreements With Management

     Mr. Michael J. Skellern was originally employed as Chief Executive Officer of Guardian Corporation under an employment agreement dated August 1, 2002, which expires on July 31, 2007. Effective September 30, 2003 Mr. Skellern’s employment agreement with Guardian Corporation went into default due to Guardian Corporation’s inability to perform on the agreement. The Compensation Committee of Universal Holdings elected for the parent company to assume Mr. Skellern’s employment agreement beginning October 2003. The essential terms of the employment agreement are as follows:

  Mr. Skellern was initially entitled to annual base compensation from Universal Holdings, Inc of $195,000 per year, which shall be increased at a minimum of 15% per year. Pursuant to that adjustment provision, Mr. Skellern’s annual base compensation was increased to $224,250 in August 2003.

  Mr. Skellern is entitled to be paid a bonus at the end of each of Universal Holding’s fiscal year equal to 3.5% of its net profits before taxes. No bonus has been paid to date due to lack of net profits.

  Mr. Skellern is entitled to a $975 per month automobile allowance, plus Universal Holdings is required to pay all business related expenses relating to the use of the automobile.

  Universal Holdings is required to pay the insurance premium for a $2,000,000 life insurance policy on Mr. Skellern for the benefit of his family.

     The employment agreement provides for early termination in the case of Mr. Skellern’s death or permanent incapacity, Mr. Skellern ‘s termination by Universal Holdings for “cause” as that term is defined in the agreement; or in the event of a “change in control” as that term is defined in the agreement. In the event of Mr. Skellern’s termination of employment by Universal Holdings without cause, it shall pay him an amount equal to twice his remaining base salary due to the end of the term, plus any bonuses, incentives or stock bonuses due through the date of termination calculated on a pro rata basis. It shall also continue all benefits throughout the term of the agreement. In the event of a change in control, then Universal Holdings shall accelerate any remaining contract balance.

     The agreement also contains provisions relating to Mr. Skellern’s obligation to maintain the confidentiality of Universal Holdings information.

     Mr. Dennis M. Cole is employed as President of Shield Defense under an employment agreement dated February 1, 2004 and which expires August 30, 2005. The essential terms of the employment agreement are as follows:

  Mr. Cole is entitled to annual compensation from Shield Defense of $125,000 per year

  Mr. Cole is entitled to be paid a bonus at the end of each of Shield Defense fiscal year based upon mutually agreed upon financial performance standards up to 100% of his base salary. Three-quarters of the bonus shall be paid in the form of fully vested Universal Holdings common share purchase options, while the balance shall be paid in cash. The exercise price for the common share purchase options shall be $0.47 per share, which was the fair market value on the effective date of Mr. Cole’s employment agreement. The company and Mr. Cole have not to date finalized the performance standards governing the grant of the bonus.

  As an inducement for Mr. Cole’s employment, he was granted a common share purchase option entitling him to purchase over ten years 150,000 Universal Holding common shares at the price of $0.47 per share, the fair market value of the shares as of the date of grant. One-half of the options were vested upon grant, while the balance will vest on February 1, 2005 if Mr. Cole is remains employed by Shield Defense. In the event of a “change of control” as that term is defined in the employment agreement, all the options will become fully vested.

  Mr. Cole is entitled to a $600 per month automobile allowance.

  Shield Defense shall pay the insurance premium for a $1,000,000 life insurance policy on Mr. Cole for the benefit of his family.

     The employment agreement provides for early termination in the case of Mr. Cole’s death or disability, Mr. Cole’s termination by Shield Defense for “cause” as that term is defined in the agreement; or Mr. Cole’s termination of employment for “good reason” as that term is defined in the agreement. In the event that the Shield Defense changes Mr. Cole’s duties as President or in the event of a change in control, then Shield Defense shall continue to pay Mr. Cole his salary and life insurance premiums for an additional twelve months, and shall also provide him with outplacement services.

     The agreement also contains provisions relating to Mr. Cole’s obligation no to solicit any employee of Shield Defense for a period of one year after his termination and to maintain the confidentiality Shield Defense’s information, and his acknowledgment that all products, inventions, discoveries or improvements made by Mr. Cole during the term of his employment shall remain the property of Shield Defense.

     Mr. Delmar Kintner currently provides his services as President of ISR Systems as well as general consulting services to our company pursuant to the terms of a consulting agreement with UGC dated October 9, 2003, which has since been assumed by Universal Holdings. Under this agreement, which rolls over for 60 day periods unless terminated by either party, we pay Mr. Kintner the sum of $85 per hour for his services, plus reimbursement of expenses.

     On July 7, 2003, we granted to Dr. Mel A. Brashears, as compensation for consulting services, fully vested warrants entitling him to purchase one 300,000 common shares at $0.19 per share. These warrants lapse, if unexercised, on July 27, 2008.

Summary Compensation Table

     The following table shows the compensation paid over the past three fiscal years with respect to the “named executive officers” of Universal Holdings as that term is defined by the SEC.

								Long Term Compensation

		Annual Compensation (1)						Awards	Payouts

Named Executive Officer and Principal Position	Year	Salary		Bonus	Other		Restricted Stock	Securities Underlying Options & SARs	Long Term Incentive Plan	All Other Comp- ensation

Michael J. Skellern	2003	$148,500	(2)	$—	$4,700	(3)	$—	150,000	$—	$—
President, Chief Executive	2002	65,000		—	—		—	—	—	—
Officer and Chief Financial	2001	—		—	—		—	—	—	—
Officer

Nikolas Konstant	2003	$—		$—	$—		$—	—	$—	$—
Former Chief Executive	2002	—		—	—		—	—	—	—
Officer	2001	12,500		—	—		—	—	—	—

(1)	Includes, among other things, perquisites and other personal benefits, securities or property which exceed in the aggregate the lesser of either $50,000 or 10% of the total annual salary and bonus reported for that fiscal year.
(2)	In 2003 Mr. Skellern was entitled to $195,000 in annual salary through August 2003, and $225,000 in annual salary thereafter, under his employment agreement with Universal Holdings. The balance of the amount due for fiscal 2003 has been accrued as a liability. In January 2004, the Universal Holdings compensation committee agreed to assume Mr. Skellern’s employment agreement.
(3)	Represent car allowance of $975 per month and insurance premiums paid to Mr. Skellern or on behalf of his family under his employment agreement with Universal Holdings. The balance of the amount due for fiscal 2003 has been accrued as a liability.

Stock Options And Stock Appreciation Rights Grant Table

     The following table provides certain information with respect to individual grants during the 2003 fiscal year to each of our named executive officers of common share purchase options or stock appreciation rights relating to our common shares:

Name	Common Shares Underlying Grant Of Options Or SARs	As Percentage Of Grants To All Employees(1)	Exercise Or Base Price	Expiration Date

Michael J. Skellern	500,000	50%	$0.012	December 22, 2008
Dennis M. Cole	500,000	50%	$0.012	December 22, 2008

(1)	The numerator in calculating this percentage includes common share purchase options granted to each named executive officer in fiscal 2003 in his capacity as an officer (employee) and, if applicable, as a director. The denominator in calculating this percentage is 1,000,00, which represents options granted to all company employees during fiscal 2003, including those to the named executive officers.

Stock Options And Stock Appreciation Rights Exercise And Valuation Table

     The following table provides certain information with respect to each of our named executive officers concerning any common share purchase options or stock appreciation rights they may have exercised in fiscal 2003, and the number and value of any unexercised common share purchase options or stock appreciation rights they may hold as of December 31, 2003:

Unexercised In-The-Money Options and SARs at December 31, 2003

Named Executive Officer	Shares Acquired On Exercise	Value Realized (1)	Number (Exercisable/ Unexercisable)	Value(2) (Exercisable/ Unexercisable)

Michael J. Skellern	—	—	650,000/ 0	$64,000 / $0
Dennis M. Cole	—	—	650,000/ 0	$64,000 / $0

(1)	The dollar amount shown represents the difference between the fair market value of our common shares underlying the options as of the date of exercise and the option exercise price.
(2)	The dollar value provided represents the cumulative difference in the fair market value of our common shares underlying all in-the-money options as of December 31, 2003 and the exercise prices for those options. Options are considered “in-the-money” if the fair market value of the underlying common shares as of the last trading day in fiscal 2003 exceeds the exercise price of those options. The fair market value of Universal Holdings common shares for purposes of this calculation is $0.11, based upon the closing price for our common shares as quoted on the OTCBB on December 31, 2003.

Compliance With Section 16

     Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is a director or executive officer of our company, or who beneficially holds more than 10% of any class of our securities which have been registered with the SEC, to file reports of initial ownership and changes in ownership with the SEC. These persons are also required under SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge based solely on our review of the copies of the Section 16(a) reports furnished to us and written representations to us that no other reports were required, the following directors and executive officers were late or deficient with respect to the following filings under Section 16(a) during fiscal 2003: (1) each of Messrs. Skellern, Cole, Pernice and Brashears were late in filing a form 4 with respect to the grant of 500,000 common share purchase options to each of such directors on December 22, 2003, Mr. Skellern was late in filing a form 4 in connection with the issuance of 1,404,167 common shares to Pacific International in connection with the satisfaction of indebtedness, and Dr. Brashears did not file a form 3 in connection with his appointment to our board of directors.

Code of Ethics

     Our Board of Directors adopted a code of ethics on March 10, 2004, which applies to all of our officers, directors and employees. This code may be found in pdf format on our corporate website at www.universalguardian.com.

EQUITY COMPENSATION PLANS

Summary Equity Compensation Plan Data

     The following table sets forth information compiled on an aggregate basis as of December 31, 2003 with respect to the various equity compensation plans, including stand-alone compensation arrangements, under which we have granted or are authorized to issue equity securities to employees or non-employees in exchange for consideration in the form of goods or services:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants Or Rights	Weighted- Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights)

Equity compensation plans approved
by shareholders:
Hollywood Partners.com 2002 Stock
Compensation Program	—	$—	1,125,000
Equity compensation plans not
approved by shareholders:
Universal Guardian Holdings, Inc. 2003
Incentive Equity Stock Plan	—	$—	4,141,829

Stand-Alone Options and Warrants	5,076,848	$0.72	—

Total	5,076,848	$0.72	5,266,829

     On September 19, 2002, our board of directors and shareholders adopted the Hollywood Partners.com 2002 Stock Compensation Program (the “2002 Stock Program”). The purpose of the 2002 Stock Program is to help our company and subsidiaries attract and retain selected directors, officers, employees, consultants and advisors for positions of substantial responsibility, and to provide those individuals with an additional incentive to contribute to our success. Consultants or advisors are eligible to receives grants under the plan program only if they are natural persons providing bona fide consulting services to our company or subsidiaries, with the exception of any services they may render in connection with the offer and sale of our securities in a capital-raising transaction, or which may directly or indirectly promote or maintain a market for our securities.

     The 2002 Program is composed of seven separate plans: (1) the Incentive Plan under which common share purchase options qualifying for special tax treatment under Section 422 of the Internal Revenue Code, known as an “incentive stock options”, are granted; (2) the Nonqualified Plan under which common share purchase options which do not qualify as incentive stock options are granted; (3) the Restricted Plan under which common shares that are subject to earning or forfeiture conditions are granted, (4) the Employee Stock Purchase Plan under which employees may purchase common shares; (5) the Non-Employee Director Stock Option Plan under which common share purchase options are granted to non-employee directors; (6) the Stock Appreciation Rights Plan under which stock appreciation rights may be granted, and (7) the Stock Rights Plan under which (i) units representing the equivalent of common shares (“performance shares”) are granted; (ii) payments of compensation in the form of common shares (“stock payments”) are granted; or (iii) rights to receive cash or common shares based on the value of dividends paid with respect to a common share (“dividend equivalent rights”) are granted.

     A total of 1,125,000 common shares (22,500,000 shares pre-split) were reserved for issuance under the 2002 Stock Program. The maximum number of common shares issuable to any single participant under the plan in any given fiscal year is 50,000 shares (1,000,000 shares pre-split). If any awards granted under the program are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares subject to those expired, terminated or forfeited awards will again be available for purposes of the program. No awards may be issued after September 19, 2012, the termination date for the program.

Description of Equity Compensation Plans Not Approved By Shareholders

     Universal Guardian Holdings, Inc. 2003 Incentive Equity Stock Plan

     On April 21, 2003, our board of directors adopted the Universal Guardian Holdings, Inc. 2003 Incentive Equity Stock Plan (the “2003 Stock Plan”). The purpose of 2003 Stock Plan is to act as a vehicle to provide incentives to attract, retain and motivate selected directors, officers, employees, consultants and advisors whose present and potential contributions are important to our success and that of our subsidiaries. Consultants or advisors are eligible to receives grants under the plan program only if they are natural persons providing bona fide consulting services to our company or subsidiaries, with the exception of any services they may render in connection with the offer and sale of our securities in a capital-raising transaction, or which may directly or indirectly promote or maintain a market for our securities.

     The 2003 Stock Plan provides for (1) the grant of common share purchase options, (2) the grant of stock awards pursuant to which recipients may purchase our common shares, or (3) the grant of stock bonuses as compensation. Common share purchase options granted under the plan may be either incentive stock options which qualify for special tax treatment under Section 422 of the Internal Revenue Code, or non-qualifying options. We must procure shareholder approval for the 2003 Plan by no later than April 20, 2004 in order for any past or future options granted under the plan to qualify as an incentive stock option.

     A total of 10,000,000 common shares were reserved for issuance under the 2003 Stock Plan. If any awards granted under the plan are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares subject to those expired, terminated or forfeited awards will again be available for purposes of the plan. No awards may be issued after April 21, 2013, the termination date for the plan.

     On April 25, 2003, we filed with the SEC a registration statement on form S-8 for the purpose of registering 1,325,000 common shares issuable under the 2003 Stock Plan under the Securities Act of 1933. On March 16, 2004, we filed with the SEC a new registration statement on form S-8 for the purpose of increasing the number of shares registered under our 2003 Stock Plan to 3,000,000.

     Stand-Alone Grants

     From time to time our board of directors grants common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of our formal stock plans. The terms of these grants are individually negotiated.

PRINCIPAL SHAREHOLDERS

     The following table sets forth selected information, computed as of March 29, 2004, about the amount of shares beneficially owned by:

  each of our “executive officers” (defined as our President, Secretary, Chief Financial Officer or Treasurer, any vice-president in charge of a principal business function, such as sales, administration or finance, or any other person who performs similar policy making functions for our company);

  each of our directors;

  each person known to us to own beneficially more than 5% of any class of our securities; and

  the group comprised of our current directors and executive officers.

     The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. See footnote (1) to this table. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted. Unless otherwise stated, the address of each person is address is 3001 Redhill Avenue, Building 4, Suites 219-226, Costa Mesa, California 92626.

	Class Of Stock(1)

	Common (Voting)			Series ’A’ Preferred (Non-Voting)

Name	Amount		%	Amount		%

Michael J. Skellern (2)(3)(4)	9,744,167	(9)	34.7%	0		—
Dennis M. Cole (2)(3)	1,611,000	(10)	5.7%	0		—
Delmar R. Kintner (2)	5,840		*	0		—
Thomas J. Pernice (3)	1,306,200	(11)	4.6%	0		—
Dr. Mel R. Brashears (3)	800,000	(12)	2.8%	0		—
Dominique and Michael Appleby (4)(5)	5,276,774	(13)	18.1%	0		—
Michael Zilles (4)(6)	1,700,000		6.2%	0		—
UG Incentive Stock Trust (4)(7)	3,215,000	(14)	11.7%	0		—
Triple Tree (4)(8)	0		—	600	(15)	100%
Directors and executive officers, as a group	13,467,207		44.1%	0		—

*	Less than one percent.
(1)	Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrant or conversion of UGC series ‘A’ preferred shares. The number of outstanding shares of our common and series ’A’ preferred shares as of the applicable date are 27,434,952 and 600 shares, respectively.
(2)	Executive officer.
(3)	Director.
(4)	5% shareholder.
(5)	Dominique and Michael Applyby are married. The address of Mr. and Mrs. Applyby is c/o IP Squared, LLC, Suite 1830, 1100 Glendon Avenue, Los Angeles, California 90024.
(6)	The address of Mr. Zilles is 20852 Trinity Square, Potomac Falls, Virginia 20852.
(7)	The address of UG Incentive Trust is c/o Leon Cooper, Trustee, 600 Citadel Drive, Suite 105, Los Angeles, California 90040.
(8)	The address of Triple Tree is Bahnhofplatz 9, P. O. Box , 8023 Zurich, Switzerland.
(9)	Includes 1,404,167 common shares held by Pacific International, Inc., a corporation owned and controlled by Mr.
Skellern; and 650,000 common shares issuable upon the exercise of fully vested common share purchase options. Also includes 3,215,000 shares held by the UG Incentive Stock Trust, over which Mr. Skellern holds voting and investment control. See note (14) to this table.
(10)	Includes 650,000 common shares issuable upon the exercise of fully vested common share purchase options.
(11)	Includes 1,025,000 common shares issuable upon the exercise of fully vested common share purchase options.
(12)	Includes 500,000 common shares issuable upon the exercise of fully vested common share purchase options and 300,000 common shares issuable upon the exercise of fully vested common share purchase warrants.
(13)	Includes 1,666,666 common shares, such amount representing the maximum number of shares issuable upon the exercise of fully vested common share purchase warrants exercisable at 50% of the weighted average of the company’s shares price which expire May 6, 2004.
(14)	The UG Incentive Trust was formed and funded with Universal Holdings common shares by Messrs. Michael J. Skellern, Dennis M. Cole and Michael A. Briola as settlers to act as a vehicle to provide common shares to prospective employees of the company. The trustee of the trust, Mr. Leon M. Cooper, votes shares and distributes or holds shares pending vesting for employees selected by Mr. Skellern. In the event Mr. Skellern directs the trustee to terminate the trust or return the shares, they will be distributed to Messrs. Skellern, Cole and Briola on a 74%, 13% and 13% basis, respectively. Were the trust to terminate and return the shares as of the date of this annual report, 2,385,000 shares would be distributed to Mr. Skellern, while Messrs. Cole and Briola would each receive 415,000 shares.
(15)	These shares were issued in or about December 1999 to Triple Tree, an affiliate of Terra Listed, Ltd. In connection with that purchase, we purchased 4,100 shares of Triple Tree. We have recently determined that Triple Tree may owe the company up to $200,000 in connection with a put right and guarantee provided by Triple Tree to the company in connection with Triple Tree shares purchased by the company, and are presently investigating the matter. Should it be determined that the shares were so issued, we may consider canceling some or all of the series ‘A’ preferred shares and the dividends accrued to date on those shares in connection with that obligation.

TRANSACTIONS AND BUSINESS RELATIONSHIPS WITH
MANAGEMENT AND PRINCIPAL SHAREHOLDERS

     On September 4, 2002, we borrowed $180,663 from Pacific International, Inc. pursuant to a promissory note in the original amount of $180,000, which accrued interest at 9.25% per annum and was payable in twelve equal monthly installments. Pacific International is owned and controlled by Mr. Michael J. Skellern, our President and Chief Executive Officer and one of our directors and shareholders. On December 22, 2003, we agreed to convert $150,000 in principal and $18,500 of accrued interest under this note into 1,404,167 common shares, leaving a balance due of $30,663 and $8,814 in principal and interest, respectively, as of December 31, 2003

MARKET PRICE OF AND DIVIDENDS ON OUR COMMON SHARES
AND RELATED STOCKHOLDER MATTERS

Description Of Market

     Our common shares are currently quoted on the OTCBB under the symbol “UGHO.” The following table sets forth the quarterly high and low bid prices for our common shares on the OTCBB for the periods indicated. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions. The prices have been adjusted to reflect a 1 for 20 reverse stock split that was effective on December 3, 2003. Prior to the reverse stock split and the change in our name from Hollywood Partners.Com, Inc. to Universal Guardian Holdings, Inc., our common shares were quoted on the OTCBB under the symbol “HLYP”.

		Bid Price

Period	Volume	High	Low

2003:
Fourth Quarter	10,497,012	$0.37	$0.09
Third Quarter	2,794,900	0.85	0.12
Second Quarter	1,013,900	3.00	0.60
First Quarter	47,400	4.00	0.20

2002:
Fourth Quarter	45,320	$4.00	$0.20
Third Quarter	3,880	0.60	0.20
Second Quarter	10,410	0.80	0.20
First Quarter	10,145	0.80	0.20

     On March 29, 2004, the last reported closing price for our common shares as reported on the OTCBB was $0.77 per share. We had 66 registered shareholders holding 25,385,578 common shares as of March 29, 2004 pursuant to a shareholders’ list provided by our transfer agent as of that date and our records relating to issuable shares. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

Dividend Policy

     We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future. Our current business plan is to retain any future earnings to finance the expansion development of our business. Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board may deem relevant at that time.

Recent Sales Of Unregistered Securities

     Rule 506

     We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under SEC Rule 506 promulgated under Regulation D or, in the alternative, Section 4(2) of the Securities Act of 1933, during fiscal 2003. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

  On December 22, 2003, we granted to Messrs. Michael J. Skellern, Dennis M. Cole and Thomas J. Pernice and Dr. Mel A. Brashears, in their capacities as directors, fully vested common shares purchase options entitling them to each purchase 500,000 Guardian Corporation shares at the exercise price of $0.012 per share. These options expire on December 22, 2008. We have granted the holders the right to purchase Universal Holdings common shares under the option in lieu of Guardian Corporation common shares on the same terms including exercise price.

  On October 15, 2003, we issued 75,000 restricted common shares to a consultant, Stern & Co., as compensation for the provision of strategic business planning services to the company. We valued the grant at $63,750.

  On October 14, 2003, we issued restricted 440,895 restricted common shares to Mr. Erick Richardson in settlement of $85,974 in indebtedness arising from the provision of legal services by his firm.

  On September 15, 2003, we agreed to issue 50,000 restricted common shares to Richardson & Patel LLP as compensation for its agreement to defer the payment of $12,500 in legal fees until December 15, 2003. We valued the share grant at $12,500.

  On September 15, 2003, we agreed to issue 50,000 restricted common shares to The Amara Group, Inc. as compensation for its agreement to lend $12,500 to the company for three months. We valued the grant at $12,500.

  On July 30, 2003, we granted to Dr. Mel A. Brashears, as compensation for providing consulting services, fully vested common shares purchase warrants entitling him to purchase 300,000 Guardian Corporation shares at the exercise price of $0.19 per share. These options expire on July 30, 2008. We valued the grant at $54,361. We have granted Dr. Brashears the right to purchase Universal Holdings common shares under the option in lieu of Guardian Corporation common shares on the same terms including exercise price.

  On July 2, 2003, we issued restricted 60,222 restricted common shares to Mr. Erick Richardson in settlement of $45,167 in indebtedness arising from the provision of legal services by his firm.
  On July 2, 2003, we agreed to issue 111,000 restricted common shares to Mr. Michael Weiss in a private placement for cash for total gross proceeds of $50,000. As part of that transaction, we issued common share purchase warrants to Mr. Weiss entitling him to purchase, through July 3, 2008, 55,556 common shares at $1 per share, and 55,555 shares at $1.25 per share.
  On July 1, 2003, we granted to a consultant, Mr. Shai Z. Stern, a fully vested warrant entitling him to purchase 75,000 restricted common shares at the exercise price of $0.33 per share. These warrants expire on June 30, 2005. These warrants were granted as compensation for the provision of strategic business planning services to the company. We valued the grant at $26,107.
  On June 1, 2003, we closed a private placement to 21 investors pursuant to which we sold 443,894 Guardian Corporation restricted UGC series ‘A’ preferred shares for gross cash proceeds of $554,868, and net cash proceeds of $494,947. As part of the transaction, we (1) paid $51,721 in cash commissions to Camden Securities, Inc., and (2) issued Camden Securities common share purchase warrants entitling it to purchase, through May 31, 2005, a total of 26,987 common shares at $0.875 per share. Each UGC series ‘A’ preferred share sold is convertible into one UGC common share or, at the option of the holder, one Unviersal Holdings common share.
  On April 3, 2003, we entered into a two-year consulting agreement with Sunrise Financial Group, Inc. for the provision of financial public relations services. Under the agreement, we agreed that Sunrise Financial Services would be compensated as follows: (1) payment of a $10,000 per month cash fee for 24 months, payable in advance, and (2) the grant of fully vested warrants entitling Sunrise Financial to purchase 500,000 restricted Universal Holdings common shares at the exercise price of $2.70 per share. These warrants expire on April 3, 2008, and provide cashless exercise rights until such time as the underlying common shares are registered. Prior to this transaction, Mr. Nathan Low, the President of Sunrise Financial, had purchased 240,000 shares of Guardian Corporation series ‘A’ preferred shares for gross proceeds of $300,000 in the private placement that closed in June 2003. We agreed to escrow these gross proceeds and apply $240,000 of such proceeds to satisfy the prepayment obligation under the consulting agreement with Sunrise Financial. On June 12, 2003, we agreed to cancel the warrants issued on April 3, 2003 to Sunrise Financial Group in consideration of a $1,000 per month increase in our cash payments to Sunrise Financial Group under the consulting agreement. We valued the share grant at $240,000, and the warrant grant at $682,968.
  On April 23, 2003, we agreed to issue 75,000 restricted common shares to Mr. Erick Richardson in settlement of $45,167 in indebtedness arising from the provision of legal services by his firm.
  On February 25, 2003, we granted to Messrs. Edward Meyer, Jr. and Edward T. Whelan, fully vested common shares purchase warrants entitling them to each purchase 100,000 common shares in four different tranches of 25,000 shares each at the exercise prices of $3.50, $4, $4.50 and $5, respectively. These options expire on February 25. 2005. We valued the total grant at $57,636.

     Rule 504

     We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under SEC Rule 504 promulgated under Regulation D or, in the alternative, Section 4(2) of the Securities Act of 1933, during fiscal 2003. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 504 insofar as the aggregate offering price for each such transaction did not exceed $1,000,000, after taking into consideration the aggregate offering price for all securities sold by the company under Section 3(b) of the Securities Act within the twelve months preceding the transaction.

  On August 27, 2003, we granted to a consultant, Mr. Kevin Pickard, as compensation for providing accounting services to the company, fully vested common shares purchase options entitling him to purchase 25,000 Guardian Corporation shares at the exercise price of $0.20 per share. These options expire August 27, 2008. We valued the grant at $4,341. We have granted Mr. Pickard the right to purchase Universal Holdings common shares under the option in lieu of Guardian Corporation common shares on the same terms including exercise price.
  On January 29, 2003, we issued 124,800 restricted common shares to a consultant, Bendheim Enterprises, in settlement of approximately $76,000 of indebtedness to that company.
  On January 16, 2003, we issued 25,000 restricted common shares to Mr. Aaron Grunfield in settlement of approximately $25,000 in legal fees.
  On January 16, 2003, we issued 15,000 restricted common shares to Resch Polster Alpert & Berger LLP in settlement of $15,000 of the company’s indebtedness to that law firm.

Repurchases Of Securities

     There were no repurchases of our securities by either our company or any affiliated purchaser of our company within the three-month period ended December 31, 2003.

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of our security holders during our fourth quarter ended December 31, 2003.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On August 8, 2002, we dismissed our independent auditor, Merdinger Fruchter Rosen & Company, LLC, and on September 12, 2002, we engaged Stonefield Josephson, Inc. as our independent auditor for the fiscal year ending December 31, 2002. The decision to dismiss Merdinger Fruchter Rosen & Company (“Merdinger Fruchter Rosen”) was approved by our board of directors on August 5, 2002.

     Merdinger Fruchter Rosen’s reports on our financial statements as of and for the years ended December 31, 2001 and December 31, 2000 did not contain an adverse opinion or a disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles, other than a standard going concern qualification. During the periods ended December 31, 2000 and December 31, 2001, and the interim period from January 1, 2002 through the date of Merdinger Fruchter Rosen’s dismissal, we did not have any disagreements with Merdinger Fruchter Rosen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Merdinger Fruchter Rosen s satisfaction, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

     Prior to engaging Stonefield Josephson, we did not consult with Stonefield Josephson regarding the application of accounting principles to a specified completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements.

CONTROLS AND PROCEDURES

Within the ninety days prior to the filing date of this report, our Chief Executive Officer and Chief Financial Officer, in consultation with our other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, our disclosure controls and procedures are effective in making known to them on a timely basis material information relating to our company (including any consolidated subsidiaries) required to be included in this report. There were no significant changes in our internal controls or in other factors that could significantly affect these controls, known to our Chief Executive Officer or Chief Financial Officer, subsequent to the date of the evaluation, including any significant deficiencies or material weaknesses that would require corrective action.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Summarized below is the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2003	2002

Audit fees	$73,500	$48,750
Audit-related fees	$5,000	$1,500
Tax fees	$—	$—
All other fees	$—	$—
All other fees, including tax consultation and preparation	$—	$—

     All audit fees are approved in advance by our audit committee and board of directors. Stonefield Josephson does not provide any non-audit services to our company.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

2.1	Share Exchange Agreement and Plan of Reorganization dated September 13, 1999 between Guideline
Capital Corporation, Vitafort International Corporation and Hollywood Partners, Inc. (1)
2.2	Share Exchange Agreement And Plan Of Reorganization dated December 4, 2002 between Hollywood
Partners.Com, Inc., Universal Guardian Corporation, and the shareholders of Universal Guardian
Corporation (3)
2.3	Amendment To Share Exchange Agreement And Plan Of Reorganization dated December 16, 2002 between Hollywood Partners.Com, Inc., Universal Guardian Corporation, and the shareholders of
Universal Guardian Corporation (3)
3.1	Restated And Amended Certificate Of Incorporation Of Guideline Capital Corporation as filed with the
Delaware Secretary of State on September 20, 1999 (1)
3.2	Bylaws of Hollywood Partners.Com Inc. (1)
3.3	Certificate Of Amendment Of Certificate Of Incorporation Of Hollywood Partners.Com, Inc. as filed with the Delaware Secretary of State on December 3, 2002 *
3.4	Certificate Of Amendment Of Certificate Of Incorporation Of Hollywood Partners.Com, Inc. as filed with the Delaware Secretary of State on December 6, 2002 *
3.5	Certificate of Designation of Preferences, Rights and Limitations of Universal Guardian Corporation
Series ‘A’ Preferred Stock as filed with the Delaware Secretary of State on March 14, 2003 *
5.1	Universal Guardian Holdings, Inc. 2003 Incentive Equity Stock Plan As Adopted April 21, 2003 (4)
5.2	Hollywood Partners.com 2002 Stock Compensation Program (consisting of the Hollywood
Partners.com, Inc. 2002 Non-Qualified Stock Option Plan, the Hollywood Partners.com, Inc. 2002
Restricted Share Plan, the Hollywood Partners.com, Inc. 2002 Employee Stock Purchase Plan, the
Hollywood Partners Inc. Stock Appreciation Rights Plan, and the Hollywood Partners.com, Inc. 2002
Other Stock Rights Plan (2)

5.3	Form of Hollywood Partners.com, Inc. Common Share Purchase Warrant generally issued to investors or consultants *
5.4	Form of Hollywood Partners.com, Inc. Common Share Purchase Option generally issued to employees or consultants *
5.5	Common Stock Purchase Warrant dated February 25, 2003 issued to Edward Whelan *
5.6	Common Stock Purchase Warrant dated February 25, 2003 issued to Edward Meyer *
5.7	Common Stock Purchase Warrant dated May 1, 2003 issued to Stern & Co. *
5.8	Common Stock Purchase Warrant dated June 1, 2003 issued to Camden Securities, Inc. *
5.9	Common Stock Purchase Warrant dated July 3, 2003 issued to Michael H. Weiss *
5.10	Form of Common Stock Purchase Agreement for each of Michael and Dominique Appleby for Private
Placement Closing on February 6, 2004 (5)
5.11	Form of Common Stock Purchase Warrant for each of Michael and Dominique Appleby for Private
Placement closing on February 6, 2004 (5)
10.1	Letter of Intent dated August 15, 2002 between DYDX Group of Funds, LLC and Universal Guardian
Corporation *
10.2	Waiver letter dated April 14, 2003 from DYDX Group of Funds, LLC to Universal Guardian Holdings,
Inc.
10.3	Termination Agreement dated May 1, 2003 between DYDX Group of Funds, LLC, and Universal
Guardian Holdings, Inc.*
10.4	Employment Agreement dated August 1, 2002 between Universal Guardian Corporation and Michael J.
Skellern *
10.5	Employment Agreement dated February 1, 2004 between Shield Defense Corporation and Dennis M
Cole *
10.6	Consulting Agreement dated October 9, 2003 between Universal Guardian Corporation and Del Kintner*
10.7	Promissory Note dated September 4, 2002 by Universal Guardian Corporation to Pacific International,
Inc. in the principal amount of $180,000 *
10.8	Agreement For Strategic Alliance dated January 13, 2004 between Shield Defense Technologies, Inc.
and Information And Infrastruture Technologies, Inc. *
10.9	Agreement And Plan Of Share Exchange dated February 9, 2004 between Universal Guardian Holdings,
Inc. and Emerging Concepts, Inc. *
10.10	Convertible Bridge Loan Termination And Conversion of Debt Agreement dated January 14, 2003 between Universal Guardian Corporation, The Harbour Group, Inc., Sotirios Emmanouil, and DYDX
Group of Funds, LLC *
10.11	Convertible Bridge Loan Termination And Conversion of Debt Agreement dated January 14, 2003 between Universal Guradian Corporation, The Harbour Group, Inc., Michael Drescher, and DYDX
Group of Funds, LLC *

21	List of subsidiaries *
23.1	Consent of of Independent Auditors (Stonefield Josephson, Inc.) *
24	Powers of Attorney *
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act *
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act *

*	Filed herewith
(1)	Previously filed as an exhibit to our report on form 8-K filed with the SEC on September 29, 1999
(2)	Previously filed as an exhibit to our information statement on form 14C filed with the SEC on November 7, 2002
(3)	Previously filed as an exhibit to our report on form 8-K filed with the SEC on January 15, 2003
(4)	Previously filed as an exhibit to our registration statement on form S-8 filed with the SEC on April 25, 2003
(5)	Previously filed as an exhibit to our report on form 8-K filed with the SEC on February 11, 2004

Reports On Form 8-K

     The only reports on form 8-K filed by our company within the three-month period ended December 31, 2003 are as follows:

  On October 14, 2003, we filed a form 8-K with the SEC announcing that Northern NEF, Inc., recently acquired by CompuCom Federal Systems, had received a Termination for Convenience of the Government, which gives the right to the General Services Administration to terminate certain task orders including those issued to Harbour Group, a subsidiary of our subsidiary Guardian Corporation. Consequently, pursuant the Termination of Convenience of the Government, Northern NEF, Inc. notified Harbour Group on September 23, 2003, that the task orders had been terminated, to cease all work and to submit final invoices for the company, its subcontractors, equipment and related expenses.

Universal Guardian Holdings, Inc. and Subsidiaries
Consolidated Financial Statements
Years Ended December 31, 2003 and 2002

Contents

Page

Independent Auditors’ Report	F-1

Consolidated Financial Statements:
Consolidated Balance Sheet as of December 31, 2003	F-2
Consolidated Statements of Operations for the years ended December 31, 2003 and 2002	F-3
Consolidated Statement of Stockholders’ Deficit for the years ended
December 31, 2003 and 2002	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002	F-5 – F-6
Notes to Consolidated Financial Statements	F-7 – F-22

Independent Auditors’ Report

To The Board of Directors and Stockholders of
Universal Guardian Holdings, Inc.
Costa Mesa, California

We have audited the accompanying consolidated balance sheet of Universal Guardian Holdings, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Guardian Holdings, Inc. and Subsidiaries as of December 31, 2003, and the consolidated results of their operations and consolidated cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant net losses since its inception, has no current source of material revenue and has a working capital deficit. As discussed in Note 6, the Company is also a party to various legal proceedings. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Stonefield Josephson, Inc.
Certified Public Accountants

Santa Monica, California
March 13, 2004

Universal Guardian Holdings, Inc. and Subsidiaries

Consolidated Balance Sheet - December 31, 2003

December 31, 2003

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$25,648
Inventory, less reserve of $91,893	—

TOTAL CURRENT ASSETS	25,648

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $659	1,496

TOTAL ASSETS	$27,144

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$728,502
Accrued expenses	627,075
Accrued expenses - related parties	152,730
Accrued obligation under abandoned lease	942,456
Accrued liability under series ’A’ preferred stock of subsidiary	205,000
Capital lease obligation, current portion	5,074
Notes payable, related parties	30,633
Amounts due under exercised put option of series 'A' preferred stock of subsidiary	512,500

TOTAL CURRENT LIABILITIES	3,203,970

CAPITAL LEASE OBLIGATION, less current portion	5,243

TOTAL LIABILITIES	3,209,213

SERIES ’A’ PREFERRED STOCK OF SUBSIDIARY - UNIVERSAL GUARDIAN
CORPORATION, net of prepaid consulting fees of $160,000	1,217,447

COMMITMENTS AND CONTINGENCIES	—

STOCKHOLDERS' DEFICIT
Series ’A’ convertible preferred stock, cumulative 7%
$0.001 par value, 5,000,000 shares authorized:
600 shares issued and outstanding ($85,750 of
dividends in arrears)	1
Common stock; $0.001 par value; 50,000,000 shares
authorized; 22,391,572 shares issued and outstanding	22,392
Additional paid-in capital	2,328,515
Accumulated deficit	(6,750,424)

TOTAL STOCKHOLDERS’ DEFICIT	(4,399,516)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,144

The accompanying notes are an integral part of these consolidated financial statements.

Universal Guardian Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended

	December 31, 2003	December 31, 2002

NET REVENUE	$3,746,282	$2,779,449

COST OF REVENUE	3,186,886	2,429,650

GROSS PROFIT	559,396	349,799

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	5,759,215	1,094,819

LOSS FROM OPERATIONS	(5,199,819)	(745,020)

OTHER INCOME (EXPENSE)
Interest expense	(81,973)	(26,321)
Financing costs	(205,000)	(559,770)
Interest income	177,602	—

TOTAL OTHER INCOME (EXPENSE)	(109,371)	(586,091)

LOSS BEFORE PROVISION FOR INCOME TAXES	(5,309,190)	(1,331,111)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	(5,309,190)	(1,331,111)

PREFERRED STOCK DIVIDENDS	(117,181)	(5,469)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(5,426,371)	$(1,336,580)

NET LOSS PER SHARE:	$(0.31)	$(0.17)

BASIC AND DILUTED

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	17,697,954	7,978,096

The accompanying notes are an integral part of these consolidated financial statements.

Universal Guardian Holdings, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Deficit
For The Years Ended December 31, 2003 and 2002

	Series A, Convertible Preferred Stock		Common Stock	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

	Shares	Amount	Shares

Balance, December 31, 2001	—	$—	4,475,000	$ 4,475	$—	$(99,423)	$(94,948)

Common stock issued for compensation			5,125,000	5,125	28,935		34,060
Common stock issued for the acquistion							—
of The Harbour Group, Inc.			1,700,000	1,700	15,300		17,000
Stock options issued to consultants, at fair value					14,883		14,883
Warrants issued to consultants, at fair value					38,886		38,886
Shares recorded in connection with share
exchange transaction between the
Company and Universal Guardian
Corporation on December 31, 2002	600	1	4,848,014	4,848	(98,004)	(10,700)	(103,855)
Net loss						(1,331,111)	(1,331,111)

Balance, December 31, 2002	600	1	16,148,014	16,148	—	(1,441,234)	(1,425,085)

Common stock issued for services			4,218,280	4,218	1,191,788		1,196,006
Services rendered to pay for exercise price of options			110,000	110	22,390		22,500
Common stock issued for cash, net of			211,111	211	64,789		65,000
offerring costs of $10,000
Exercise of warrants for cash			300,000	300	99,700		100,000
Warrants issued to consultants, at fair value					99,785		99,785
Common stock issued for conversion of
related party note payable and accrued interest			1,404,167	1,405	167,095		168,500
Warrants issued in connection with a
consulting agreement, at fair value					682,968		682,968
Net loss						(5,309,190)	(5,309,190)

Balance, December 31, 2003	600	$1	22,391,572	$22,392	$2,328,515	$(6,750,424)	$(4,399,516)

The accompanying notes are an integral part of these consolidated financial statements.

Universal Guardian Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended

	December 31, 2003	December 31, 2002

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(5,309,190)	$(1,331,111)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization expense	92,053	1,460
Inventory reserve	91,893	—
Impairment of property and equipment	20,832	—
Common stock issued for compensation and services	1,196,006	34,060
Services rendered to pay for exercise price of options	22,500	—
Fair value of options and warrants issued to consultants	782,753	53,769
Impairment of software development costs	242,970	—
Impairment of goodwill	29,912	—
Issuance of series ’A’ preferred stock of subsidiary for financing costs	—	437,500
Financing costs relating to preferred stock of subsidiary	205,000	—
Debt issuance costs	—	122,270
Note issued for services - related party	—	180,663
(Increase) decrease in:
Accounts receivable	809,924	(774,333)
Inventory	24,594	(116,487)
Deposits and other current assets	56,871	(55,121)
Increase (decrease) in:
Accounts payable	(358,046)	1,596,117
Accrued expenses - related parties	101,413	20,000
Accrued expenses	45,485	396,314
Accrued obligation under abandoned lease	942,456	—

Net cash provided by (used in) operating activities	(1,002,574)	565,101

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,304)	(7,364)
Cash acquired with acquisition of The Harbour Group, Inc.	—	5,936
Payments for software development costs	(144,757)	(98,213)

Net cash provided by (used in) investing activities	(152,061)	(99,641)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from the issuance of bridge loans	—	700,000
Payment of debt issue costs	—	(122,270)
Proceeds from exercise of warrants	100,000	—
Proceeds from issuance of common stock, net of offering cost of $10,000	65,000	—
Proceeds from sales of series ’A’ preferred stock of
Universal Guardian Corporation, net	494,947	—
Payment on capital lease obligation	(4,476)	(348)
Payment on notes payable	(518,000)	—

Net cash provided by financing activities	137,471	577,382

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(1,017,164)	1,042,842

CASH AND CASH EQUIVALENTS, Beginning of year	1,042,812	—

CASH AND CASH EQUIVALENTS, End of year	$25,648	$1,042,842

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$1,507	$—

Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Universal Guardian Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the year ended December 31, 2003, the Company (1) issued 4,218,280 shares of common stock to consultants for services valued at $1,196,006; (2) issued 110,000 shares of common stock from the exercise of stock options (the exercise price of $22,500 were paid via services provided to the Company); (3) issued 1,075,000 warrants to consultants for services valued at $773,821; (4) converted accounts payable of $518,000 into a note payable; (5) converted two bridge loans and accrued interest in the amount of $700,000 and $17,500, respectively into 574,000 shares of Universal Guardian Corporation series ‘A’ preferred stock; (6) converted $150,000 of a note payable and $18,500 of accrued interest to a related party into 1,404,167 shares of common stock; and (7) recognized financing costs of $205,000 resulting from a holder of Universal Guardian Corporation series ‘A’ preferred stock of exercising a put option requiring Universal Guardian Corporation to repurchase 409,999 shares of series ‘A’ preferred stock (See Note 7).

During the year ended December 31, 2002, the Company (1) issued 5,125,000 shares of Universal Guardian Corporation common stock for compensation valued at $34,060; (2) issued 1,700,000 shares of Universal Guardian Corporation common stock for the acquisition of The Harbour Group, Inc., valued at $17,000 (see Note 2); and (3) entered into capital lease obligations of $15,141; and (3) issued 350,000 shares of Universal Guardian Corporation series ‘A’ preferred stock in connection with two bridge loans valued at $437,500 to that company.

In connection with the share exchange transaction between the Company and the shareholders of Universal Guardian Corporation effective December 31, 2002, the Company recorded on these financial statements the 600 shares of series ‘A’ preferred stock and 4,848,014 shares of common stock previously issued by Hollywood Partners.com prior to the share exchange, and assumed liabilities of Hollywood Partners.com of $103,855. (See Note 1)

The accompanying notes are an integral part of these consolidated financial statements.

Universal Guardian Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003 and 2002

Note 1 - Organization and Significant Accounting Policies

Organization and Line of Business

Universal Guardian Holdings, Inc. (the “Company” or “Universal Holdings”) was incorporated under the laws of Delaware during 1989 under the name Guideline Capital Corporation. Effective September 13, 1999, pursuant to a Share Exchange and Reorganization Agreement, the Company acquired all of the issued and outstanding shares of Hollywood Partners, Inc. and changed its name to Hollywood Partners.com, Inc.

On December 6, 2002, the Company changed its name from Hollywood Partners.com to Universal Guardian Holdings, Inc. Effective December 31, 2002, pursuant to a Share Exchange and Reorganization Agreement between the Company and Universal Guardian Corporation (“Guardian Corporation”), the former shareholders of Guardian Corporation acquired 11,300,000 newly issued shares of the Company’s common stock. At the date of consummation of this transaction, these shareholders effectively controlled 70% of the Company’s outstanding common shares and 69.1% of the Company’s total capital stock after taking into consideration outstanding shares of series ‘A’ preferred stock. Since the shareholders of Guardian Corporation obtained control of the Company, according to FASB Statement No. 141, “Business Combinations,” this acquisition was treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

  Guardian Corporation is deemed for accounting purposes to be the purchaser and surviving company. Accordingly, Guardian Corporation’s net assets are included in the balance sheet at their historical book values and the results of operations of Guardian Corporation have been presented in these financial statements for the comparative prior period;

  Control of the net assets and business of the Company was acquired by the shareholders of Guardian Corporation effective December 31, 2002. This transaction has been treated for accounting purposes as a purchase of the assets and liabilities of the Company by Guardian Corporation. The historical cost of the Company’s net liabilities assumed by Guardian Corporation was $103,855.

Guardian Corporation was incorporated under the laws of the state of Nevada on March 28, 2001. Guardian Corporation was in the business of protecting human life and military, government and commercial assets, by providing services, systems and technology to detect, assess and defend against security and terrorists threats worldwide. Guardian Corporation’s corporate office at the time of the share exchange was located in Costa Mesa, California.

Prior to the share exchange transaction, the Company had 4,848,014 and 600 shares of common and series ‘A’ preferred stock outstanding, respectively, and 1,779,875 options/warrants to purchase shares of common stock outstanding. Guardian Corporation had 11,300,000 and 350,000 shares of common and series ‘A’ preferred stock outstanding, respectively, and 2,175,000 option/warrants to purchase shares of common stock outstanding. Pursuant to the transaction, the 11,300,000 Guardian Corporation common shares were converted into 11,300,000 shares of the Company’s common stock, Additionally, the Company agreed that the 350,000 shares of Guardian Corporation series ‘A’ preferred stock outstanding could be converted into the Company’s common stock on a one for one basis, and that the 2,175,000 Guardian Corporation option/warrants outstanding could be exercised for a like number of shares of the Company’s common stock on the same terms.

Universal Guardian Holdings, Inc. and Subsidiaries

     Notes to Consolidated Financial Statements For the Years Ended December 31, 2003 and 2002

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant net losses since its inception with an accumulated deficit of $6,750,424, has no current source of material revenue, and has a working capital deficit of $3,178,322 as of December 31, 2003. The Company is also a party to various legal proceedings (see Note 6). These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

  Management plans to raise additional capital through private equity financing by selling shares of the Company’s common stock, and to reduce its corporate overhead (see Note 12);

  Management plans to seek new profitable contracts to install its security systems;

  Management plans to acquire other profitable companies (see Note 12); and

  Management plans to implement their business plan relating to their Non-lethal weapons concept.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Guardian Corporation, and Guardian Corporation’s wholly owned subsidiary, The Harbour Group, Inc. (from its date of acquisition (see Note 2). All material inter-company accounts and transactions have been eliminated.

Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation issued to employees. For options granted to employees where the exercise price is less than the fair value of the stock at the date of grant, the Company recognizes an expense in accordance with APB 25.

For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the

Universal Guardian Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003 and 2002

Company’s net loss and loss per share would be increased to the pro forma amounts indicated below for the year ended December 31, 2003 and 2002:

	2003	2002

Net loss
As reported	$(5,309,190)	$(1,331,111)
Compensation recognized under APB 25	—	—
Compensation recognized under SFAS 123	(254,361)	(23,464)

Pro forma	$(5,563,551)	$(1,354,575)

Basic and diluted loss per common share
As reported	$(0.31)	$(0.17)
Pro forma	$(0.32)	$(0.17)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003 and 2002: risk-free interest rate of 3.5% and 3.5%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company’s common stock of 187% and 233%; and a weighted average expected life of the option of 5 and 5 years, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2003, the Company used estimates in determining the realization of its accounts receivable, inventory and its intangible assets, accrued expenses and the fair value of equity instruments issued for services. Actual results could differ from these estimates.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, none of which are held for trading purposes, including cash, accounts receivable and inventory, notes payable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

The amounts shown for notes payable and capital lease obligations also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

Reclassification

Certain reclassifications have been made to the balances as of December 31, 2002 to conform to the December 31, 2003 presentation.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

Universal Guardian Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003 and 2002

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company’s operations consisted of fulfilling seven government contracts. The government awards contracts to a prime contractor who in turn entered into a contract with the Company to be a sub-contractor. The Company invoiced and received payments from the prime contractor. As of December 31, 2003, the government contracts have either been completed or cancelled. The Company potentially has an additional receivable from the prime contractor, but has not recorded the receivable due to the fact the contracts have been cancelled and the Company did not provide timely invoices for payment for services and materials incurred to date of cancellation. The Company policy is to extend credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, if required. The Company as of December 31, 2003 has no recorded accounts receivable and no customers with open purchase orders or contracts.

Inventory

Inventory consisting principally of products purchased for resale is stated at the lower of cost (determined by the first-in, first-out method) or market. An obsolescence reserve is estimated for inventory whose values have been determined to be impaired or whose future utility appears limited. As of December 31, 2003, the Company reserved its entire inventory totaling $91,893, since management believes that the future utility appears unlikely after being notified that its only customer cancelled its contract in September 2003.

Impairment of Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets", which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provision of APB Opinion No. 30,"Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business.

This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be impaired. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. This statement is effective for fiscal years beginning after December 15, 2001. The Company’s adoption did not have a material impact to the Company’s financial position or results of operations.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives from 3 to 7 years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains and losses on disposals are

Universal Guardian Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003 and 2002

included in the results of operations. Due to the Company’s decision to abandon Guardian Corporation’s corporate office in Carlsbad, California, the utilization or recovery of property and equipment appears highly unlikely. As such, the Company recognized an impairment expense relating to certain fixed assets during the year ended December 31, 2003 (see Note 11).

Software Development Costs

Software development costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of software development costs begins upon the establishment of technological feasibility and is discontinued when the product is available for sale. The establishment of technological feasibility and the ongoing assessment for recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalized software development costs were comprised primarily of external development costs associated with the development of the Company’s software products. As of December 31, 2002, the Company had not begun selling any software products.

Amortization of capitalized software development costs was to be provided on a product-by-product basis on the straight-line method over the estimated economic life of the products (not to exceed three years). As of December 31, 2002, amortization had not begun since the Company had not begun to sell any software products. Management periodically compared estimated net realizable value by product with the amount of software development costs capitalized for that product to ensure the amount capitalized is not in excess of the amount to be recovered through revenues. Any such excess of capitalized software development costs to expected net realizable value is expensed at that time. Due to the Company’s decision to abandon Guardian Corporation’s corporate office in Carlsbad, California, after receiving notice of cancellation of open orders from the only customer, and management’s decision to terminate the software development project, the utilization or recovery of previously capitalized appears highly unlikely.

The Company recognized an impairment expense relating to software development costs during the year ended December 31, 2003 (see Note 11).

Goodwill

Goodwill represents the excess of the consideration over the estimated fair value of the net tangible assets acquired. The Company continually monitors its goodwill assets to determine whether any impairment has occurred. In making such determination with respect to these assets, the Company evaluates the performance on an undiscounted cash flow basis, of the assets or group of assets, which gave rise to the goodwill’s carrying amount. Should impairment be identified, a loss would be reported to the extent that the carrying value of the related goodwill exceeds the fair value of the asset or group of assets that gave rise to the goodwill using the discounted cash flow method. During the year ended December 31, 2003, the Company evaluated its goodwill in accordance with the guidelines of SFAS 142 and determined that the remaining $29,912 of goodwill associated with The Harbour Group, Inc. was impaired (see Notes 2 and 11).

Revenue Recognition

The Company recognizes revenue for the sale of purchased parts under its firm fixed price contracts after the customer inspects the purchased parts and agrees to take title to the parts, no material performance is necessary and payments are reasonably assured. Revenue for services performed under its firm fixed price contracts is generally recognized as services are performed with no material obligations outstanding and if payments are reasonably assured.

Universal Guardian Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003 and 2002

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred. Advertising and marketing expense for the years ended December 31, 2003 and 2002 was $7,183 and $12,624, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences.

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

Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2003 and 2002, the only potential dilutive securities were 2,825,000 and 1,775,000 common stock options and 1,730,223 and 2,179,875 common stock warrants/other options, respectively. In addition at December 31, 2003 and 2002, the Company had outstanding 1,559,894 and 350,000, respectively, shares of Guardian Corporation’s series ‘A’ preferred stock that can be converted into 1,559,894 and 350,000 shares of the Company’s common stock, respectively. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2003 and 2002, the Company has no items that represent other comprehensive income and, accordingly, has not included a Statement of Comprehensive Income in the financial statements.

Recently Issued Accounting Pronouncements

During April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

Universal Guardian Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003 and 2002

During May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public companies at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

 In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (an interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-51 does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enterprise’s financial statement should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to be consolidated by a company that does not have a majority voting interest, but nevertheless, is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

In December 2003, the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied for registrants who file under Regulation SX in periods ending after March 31, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company’s financial position or results of operations.

In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

NOTE 2 – ACQUISITIONS

On August 31, 2002, Guardian Corporation acquired all the issued and outstanding shares of common stock of The Harbour Group, Inc. (“Harbour Group”) for 1,700,000 shares of the Guardian Corporation’s common stock. The fair market value of the shares of the common stock issued in this transaction was $0.01 per share, or $17,000, as determined by Guardian Corporation’s board of directors. This transaction has been accounted for by the purchase method of accounting; accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of tangible net assets acquired was attributed to goodwill. Harbour Group was incorporated under the laws of the state of Virginia on December 5, 2001, but had just commenced operations prior to its acquisition by the Company.

Universal Guardian Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003 and 2002

The fair value of the assets acquired and liabilities assumed is summarized as follows:

Cash	$5,936
Accounts receivable	35,591
Other current assets	1,750
Equipment	6,032
Goodwill	29,912
Accounts payable	(55,518)
Accrued expenses	(6,703)

Purchase price	$17,000

During the year ended December 31, 2003, the Company deemed the goodwill to be impaired and recognized an expense totaling $29,912 (see Note11).

NOTE 3 - PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2003 consisted of the following:

Computer equipment	$2,155
Less accumulated depreciation	(659)

$1,496

Depreciation expense for the years ended December 31, 2003 and 2002 was $12,053 and $1,460, respectively. In addition during the year ended December 31, 2003, the Company recognized an impairment expense totaling $20,832 relating to property and equipment that are no longer being used (see Note 11).

NOTE 4 - NOTES PAYABLE

On January 14, 2003, the holders of the bridge loans to Guardian Corporation converted the entire balance of $700,000 and $17,500 of accrued interest into 574,000 shares of Guardian Corporation series ‘A’ preferred stock.

On March 7, 2003, the Company converted an outstanding accounts payable balance with a significant vendor into a promissory note for $518,000. The Company made a required payment on the note in the amount of $225,000 due on the date of the note. The remaining note balance requires payment in full over four monthly installments commencing April 17, 2003. The note accrues an interest rate of 6% per annum. In October 2002, the Company made the final payment on this note and at December 31, 2003, and the note is no longer outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

Accrued Expenses – Related Party

Accrued expenses – related party consist of amounts due to the Company’s CEO for past due payroll and related benefits, unreimbursed travel expenses and accrued interest on a note payable.

Notes payable – Related Parties

Notes payable at December 31, 2003 consist of a demand note to an officer that accrues interest at 9% per annum. The note is unsecured and is payable on demand. $150,000 of this note and $18,500 of accrued interest were converted into 1,404,167 shares of common stock in December 2003. The balance of this note and related accrued interest at December 31, 2003 was $30,633 and $8,814, respectively.

Universal Guardian Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003 and 2002

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leased a facility for its Guardian Corporation corporate office under a non-cancelable operating lease. During 2003, Guardian Corporation abandoned this lease. The former landlord filed a complaint for breach of the lease and is stating that the Company owes approximately $925,000 relating to the lease. As of December 31, 2003, the Company has offered $200,000 to settle this dispute and is presently negotiating with the former landlord. The Company has accrued $942,456 related to this lease obligation.

The Company currently has a month-to-month lease for its corporate office space located in Costa Mesa, California. Monthly rent is approximately $1,000. Total rent expense for the years ended December 31, 2003 and 2002 was $118,252 and $18,998, respectively. The Company also leases certain equipment under capital lease obligations. Future minimum lease payments under non-cancelable capital and with initial or remaining terms of one year or more are as follows:

Capital Leases
Year ending December 31,
2004	$6,087
2005	5,072

Net Minimum Lease Payments	11,159
Less: Amounts Representing Interest	(842)

Present Value of Net Minimum Lease Payments	10,317
Less: Current Portion	(5,074)

Long-Term Portion	$5,243

Litigation

On March 5, 2003, the former employee filed an action against the Company and several of its officers in the U.S. District Court for the Central District of California entitled, Zilles v. Michael Skellern, et al., designated Case No. SACV-03-231 GLT (ANx). The complaint alleges a number of claims including, but not limited to, civil RICO violations, securities and common law fraud, breach of contract and rescission, and wrongful termination. Plaintiff seeks monetary and punitive damages as well as injunctive relief. The Company contests the validity of the claims alleged, has engaged independent counsel and intends to vigorously defend against the Plaintiff’s claims. On September 11, 2003, the federal court granted the Company’s motion to dismiss and entered an order dismissing with prejudice all of Plaintiff’s RICO claims. The Company has answered the Complaint and filed a counterclaim against the Plaintiff for fraud among other claims. Plaintiff has answered the Company’s counterclaims and the pleadings are now at issue. The parties are currently engaged in the discovery process and trial has been set for December 20, 2004.

On January 2, 2002, judgment was entered in that certain action pending before the Los Angeles County Superior Court entitled, Giants Entertainment, Inc. v. Hollywood Partners.com, Inc., et al., Case No.: BC251352. Giants Entertainment, a Delaware corporation (“Giants DE”) initially filed the action against the Company formerly known as Hollywood Partners.com, Inc., on May 29, 2001, alleging various common counts, interference with business advantage and seeking a temporary and permanent injunction. The parties settled the dispute on or about June 4, 2001. As part of the settlement Hollywood Partners agreed to make payments over time and executed a stipulation for entry of judgment if it failed to make the

Universal Guardian Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003 and 2002

payments to Giants DE as required by the settlement agreement. On January 2, 2002, Giants DE filed the stipulation for entry of judgment. The court entered judgment in the amount of $39,191 against Hollywood Partners on the same day. On February 27, 2004, Plaintiff and the Company entered into a settlement agreement and general release whereby the Company agreed to pay Plaintiff $50,000 in full satisfaction of the judgment. The $50,000 is recorded in accrued expenses in the accompanying consolidated balance sheet.

On October 22, 2003, the Company’s former landlord filed a complaint for breach of lease for the Company’s former office space in an action entitled, AC Pacific View Corporate Center, Inc. v. Universal Guardian Corporation, et al. On or about September 23, 2003, the Company entered into a lease termination agreement whereby the Company surrendered possession of the premises. The former landlord is stating that the Company owes approximately $925,000 relating to the lease. As of December 31, 2003, the Company has offered $200,000 to settle this dispute and is presently negotiating with the former landlord. The Company has accrued $942,456 related to this lease obligation (see above, Leases).

Four of the Company’s former employees have filed claims against the Company seeking to recover $224,940 of past due salaries, car allowances, vacation pay and unreimbursed expenses. Although the Company believes these claims are without merit, has affirmative defenses to the claims alleged and intends to assert its own claims for damages against these employees, the Company has accrued the claimed amounts in the accompanying consolidated financial statements.

The Company is involved in certain legal proceedings and claims that arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position or results of operations.

NOTE 7 - STOCKHOLDERS’ EQUITY

Common Stock

For the year ended December 31, 2003:

The Company issued a total of 211,111 shares of common stock for cash in the amount of $75,000, with related offering costs totaling $10,000.

A warrant holder exercised 300,000 warrants to purchase 300,000 shares of the Company’s common stock for $100,000 in cash.

The Company issued a total of 4,218,280 shares of common stock to consultants for services valued at $1,196,006. The shares of common stock were valued based on the most readily determinable price of the fair value of the Company’s common stock at the date of issuance based on the closing trading price as quoted on the OTCBB or the value of the services provided if this amount was determinable.

The Company issued 110,000 shares of its common stock to consultants from the exercise of stock options. The exercise price of $22,500 was paid via services provided to the Company.

The Company issued a total of 1,075,000 warrants to purchase 1,075,000 shares of the Company’s common stock, to consultants for services valued at $773,821. Of the warrants issued for services 500,000 warrants valued at $682,968 were for services to be performed over a period of 24 months; therefore the value of these warrants will be amortized over the 24 months period of the agreement. The 500,000 warrants were subsequently canceled in consideration for shortening the contract period, therefore in accordance with EITF 00-23, the unamortized portion of the warrant value was expensed. These warrants were valued using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 3.5%, a dividend yield of 0% and volatility of 44% (see Note 8).

Universal Guardian Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003 and 2002

As discussed in Note 5, Notes payable – related parties totaling $150,000 and accrued interest of $18,500 were converted into 1,404,167 shares of common stock in December 2003. The shares of common stock were valued based on the fair value of the Company’s common stock at the date of issuance based on the closing trading price as quoted on the OTCBB.

For the year ended December 31, 2002:

The Company issued 5,125,000 shares of the Company’s common stock for compensation valued at $34,060, respectively. The fair market value of these shares issued as compensation was determined by the Company’s board of directors.

On August 31, 2002, the Company issued 1,700,000 shares of common stock for the acquisition of Harbour Group valued at $17,000. The fair market value of these shares issued in connection with the acquisition was determined by the Company’s board of directors.

Series ‘A’ Preferred Stock of Subsidiary - Universal Guardian Corporation

At December 31, 2003, Guardian Corporation had 1,559,894 shares of series ‘A’ preferred stock outstanding. This has been presented on the accompanying financial statements in a manner similar to minority interest and as a current liability (See below and Note 10).

During the year ended December 31, 2003, Guardian Corporation issued the following series ‘A’ preferred stock at $1.25 per share: (1) 574,000 shares in exchange for two bridge loans aggregating $700,000 and accrued interest of $17,500 (see Note 4); (2) 192,000 shares for a 24 month consulting agreement valued at $240,000 (See Note 8); and (3) 443,894 shares for cash of $494,947, net of offering costs of $59,921.

As part of the agreement to convert the bridge loans and accrued interest into Guardian Corporation series ‘A’ preferred stock, Guardian Corporation (See Note 4) issued to the investors a put option that, if exercised, would require Guardian Corporation to purchase from the investors their series ‘A’ preferred stock for $1.50 per share if exercised between April 15, 2003 and May 15, 2003, and for $1.75 per share if exercised between May 16, 2003 and June 30, 2003. The put option expired on June 30, 2003. The two investors exercised their put option for an aggregate of 409,999 shares of Guardian Corporation series ‘A’ preferred stock prior to the expiration date at $1.75 per share price. The Company has recognized as a financing expense the excess of the $1.75 put price and the original offering price of the series ‘A’ preferred stock of $1.25 amounting to $205,000, which is included in current liabilities in the accompanying consolidated financial statements. In addition, the Company has shown Guardian Corporation’s liability arising from the exercise of the 409,999 put shares at the offering price of $1.25 per share as a current liability of $512,500 in the accompanying consolidated balance sheet with a corresponding reduction of the carrying value of the subsidiary’s series ‘A’ Preferred Stock. However, under corporate law Guardian Corporation is prohibited from repurchasing its securities since its total assets are less than its total liabilities. Since the Company is currently unable to honor the put, the 409,999 shares are still shown as issued and oustanding. When Guardian Corporation is in a financial position to repurchase these shares, it will be required to pay the investors the carrying amount of the shares of $1.25 per share plus the $205,000 recorded in accrued liabilities.

Stock Options

On September 19, 2002, the board of directors and shareholders of the Company adopted the Hollywood Partners.com 2002 Stock Compensation Program (the “2002 Stock Program”). The 2002 Program is composed of seven separate plans: (1) the Incentive Plan under which common stock options qualifying for special tax treatment under Section 422 of the Internal Revenue Code, known as an “incentive stock

Universal Guardian Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003 and 2002

options”, are granted; (2) the Nonqualified Plan under which common stock options which do not qualify as incentive stock options are granted; (3) the Restricted Plan under which common stock subject to earning or forfeiture conditions are granted, (4) the Employee Stock Purchase Plan under which employees may purchase common stock; (5) the Non-Employee Director Stock Option Plan under which common stock options are granted to non-employee directors; (6) the Stock Appreciation Rights Plan under which stock appreciation rights may be granted, and (7) the Stock Rights Plan under which (i) units representing the equivalent of common stock (“performance shares”) are granted; (ii) payments of compensation in the form of common stock (“stock payments”) are granted; or (iii) rights to receive cash or common stock based on the value of dividends paid with respect to common stock ("dividend equivalent rights") are granted. A total of 1,125,000 shares of common stock were reserved for issuance under the 2002 Stock Program. The maximum number of shares of common stock issuable to any single participant under the plan in any given fiscal year is 50,000 shares. If any awards granted under the program are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares of common stock subject to those expired, terminated or forfeited awards will again be available for purposes of the program. No awards may be issued after September 19, 2012, the termination date for the program. As of December 31, 2002, no awards had been issued under the 2002 Stock Program.

On April 21, 2003, the board of the Company adopted the Universal Guardian Holdings, Inc. 2003 Incentive Equity Stock Plan (the “2003 Stock Plan”). The 2003 Stock Plan provides for (1) the grant of common stock options, (2) the grant of stock awards pursuant to which recipients may purchase common stock, or (3) the grant of common stock bonuses as compensation. Common stock options granted under the plan may be either incentive stock options which qualify for special tax treatment under Section 422 of the Internal Revenue Code, or non-qualifying stock options. The Company must procure shareholder approval for the 2003 Plan by no later than April 20, 2004 in order for any past or future options granted under the plan to qualify as an incentive stock option. A total of 10,000,000 shares of common stock were reserved for issuance under the 2003 Stock Plan. If any awards granted under the plan are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares of common stock subject to those expired, terminated or forfeited awards will again be available for purposes of the plan. No awards may be issued after April 21, 2013, the termination date for the plan. As of December 31, 2003, 5,858,171 shares of common stock were issued or reserved for issuance under the 2003 Stock Program.

The Company also grants free-standing stock options in addition to grants under its formal stock plans.

The following table summarizes the options outstanding:

	Stock Option Plan	Weighted- Average Exercise Price

Balance, December 31, 2001	—	$—
Granted	1,775,000	$0.08

Balance, December 31, 2002	1,775,000	$0.08
Exercised	(110,000)	$0.20
Canceled	(1,165,000)	$0.09
Granted	2,325,000	$0.13

Balance, December 31, 2003	2,825,000	$0.11

Exercisable, December 31, 2003	2,825,000	$0.11

Universal Guardian Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003 and 2002

The weighted average remaining contractual life of options outstanding issued under the Stock Option Plan is 4.69 years at December 31, 2003. The exercise price for the options outstanding under the Stock Option Plan at December 31, 2003 were as follows:

Number of Options	Exercise Price

350,000	$0.01
150,000	$0.10
2,000,000	$0.12
300,000	$0.19
25,000	$0.20

2,825,000

No compensation expense was recognized as a result of the issuance of stock options issued to employees of the Company.

For options granted during the year ended December 31, 2003 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.12 and the weighted-average exercise price of such options was $0.13. No options were granted during the year ended December 31, 2003, where the exercise price was less than the stock price at the date of the grant or the exercise price was greater than the stock price at the date of grant.

Warrants/Other Options

The following is table summarizes the warrants/other options outstanding:

	Warrants/ Other Options	Weighted- Average Exercise Price

Balance, December 31, 2001	—	$—

Carryforward from Universal Holdings share exchange transaction	1,779,875	$3.23
Granted	400,000	$1.25

Balance, December 31, 2002	2,179,875	$2.87
Exercised	(300,000)	$0.33
Canceled	(1,362,750)	$4.07
Granted	1,213,098	$2.08

Balance, December 31, 2003	1,730,223	$1.81

Exercisable, December 31, 2003	1,730,223	$1.81

The weighted average remaining contractual life of the warrants/other options outstanding is 6.65 years at December 31, 2003. The exercise price for the warrants/other options outstanding at December 31, 2003 were as follows:

Universal Guardian Holdings, Inc. and Subsidiaries

     Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003 and 2002

Number of Warrants/Other Options	Exercise Price

28,375	$0.20
825,598	$0.87 - $1.25
650,000	$1.50 - $1.75
200,000	$3.50 - $5.00
26,250	$10.00 -$21.40

1,730,223

In 2003, the Company issued a total of 1,075,000 warrants to a consultant for services valued at $773,821. The fair value of options issued to consultants during 2002 was $39,144. This expense is being recognized over the vesting period of the respective options as follows: $14,883, $8,933, $8,933 and $6,395 during the years ended December 31, 2002, 2003, 2004 and 2005, respectively.

NOTE 8 – CONSULTING AGREEMENT

In April 2003, the Company entered into a two-year consulting agreement with Sunrise Financial Group, Inc. Payment for the services to be provided consisted of the issuance of 500,000 warrants to purchase shares of the Company’s common stock at $2.70 per share and a $10,000 per month fee for 24 months payable in advance. The fair value of the 500,000 warrants using the Black-Scholes pricing model was $682,968. Concurrently, the President of Sunrise Financial purchased 240,000 shares of Guardian Corporation’s series ‘A’ preferred stock for $300,000, which was placed in Guardian Corporation’s escrow account. Upon the closing of escrow, the agent was instructed to pay from escrow, $240,000 to Sunrise Financial, which represents the 24 monthly payments due on the agreement. Therefore, the total payment of $922,968 for Sunrise Financial’s services were, in essence, paid with equity instruments consisting of warrants totaling $682,968 and with 192,000 shares of Guardian Corporation series ‘A’ preferred valued at $1.25 per share. Due to the decline in the value of the Company’s stock, this agreement was modified to cancel the 500,000 warrants in consideration for reducing the terms of the agreement by two months. In accordance with EITF 00-23, the unamortized portion of the value of the 500,000 warrants was expensed in 2003 upon the modification of the agreement. The unamortized portion of the consulting fees related to the issuance of Guardian Corporation series ‘A’ preferred stock has been shown as an offset to series ‘A’ preferred stock of subsidiary in the amount of $160,000.

NOTE 9- INCOME TAXES

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2003 and 2002 is as follows:

	2003	2002

Federal income tax rate	34.0%	34.0%
State tax, net of federal benefit	6.0%	6.0%
Effect of net operating loss	(40.0)%	(40.0)%

Effective income tax rate	0.0%	0.0%

Deferred tax assets and liabilities reflect the net effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

Universal Guardian Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003 and 2002

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2003 are as follows:

Loss carry forwards	$1,994,000
Less valuation allowance	(1,994,000)

$—

At December 31, 2003, the Company has provided a valuation allowance for the deferred tax asset since management has not been able to determine that the realization of that asset is more likely than not. The net change in the valuation allowance for the year ended December 31, 2003 was an increase of approximately $1,474,000. Net operating loss carry forwards of approximately $4,800,000 expire starting in 2016.

NOTE 10 – SERIES ‘A’ PREFERRED STOCK – UNIVERSAL GUARDIAN CORPORATION

Series ‘A’ preferred stock of Universal Guardian Holdings represents the carrying amount Guardian Corporation’s series ‘A’ preferred stock issued and outstanding as of December 31, 2003.

Guardian Corporation is authorized to issue up to 10,000,000 shares of preferred stock, and has authorized the issuance of up to 3,000,000 shares of series ‘A’ preferred stock. At December 31, 2003 and 2002, there were 1,559,894 and 350,000, respectively, shares issued and outstanding. The series ‘A’ preferred stock is senior to Guardian Corporation’s common stock with respect to payment of dividends and amounts upon liquidation, dissolution or winding up of Guardian Corporation. Holders of Guardian Corporation series ‘A’ preferred stock will be paid cumulative dividends, payable at the option of Guardian Corporation, in series ‘A’ preferred stock (“PIK”) or cash out of funds legally available at an annual rate of 6%. The holders of Guardian Corporation series ‘A’ preferred stock will be entitled to receive in the event of any liquidation, dissolution or winding up of Guardian Corporation, whether voluntary or involuntary, payment of $1.25 for each share of series ‘A’ preferred stock, plus an amount for each share of series ‘A’ preferred stock equal to all dividends accumulated, accrued and unpaid thereon to the date of final distribution to such holders. In conjunction with the share exchange between the Company and Guardian Corporation, the Company agreed to convert each share of Guardian Corporation series ‘A’ preferred stock into one share of the Company’s common stock. (See Note 7)

NOTE 11 – IMPAIRMENT EXPENSE

During the year ended December 31, 2003, the Company recognized the following impairment expense (these amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations):

Goodwill (see Note 2)	$29,912
Property and equipment (see Note 3)	20,832
Software development costs (see Note 1)	242,970

Total impairment expense	$293,714

NOTE 12 - SUBSEQUENT EVENTS

On February 6, 2004, the Company completed a private sale of 3,610,108 shares of common stock to accredited investors at a price of $0.277 per share with gross proceeds to the Company of $1,000,000. In conjunction with the sale, the Company issued warrants to the investors entitling them to purchase, through May 6, 2004, a number of shares of common stock with a value of up to $500,000 at an exercise price equal to 50% of the Company’s “daily weighted average closing price” for the thirty trading days immediately preceding the date of exercise of the warrants; but not to be less than $0.30 per share. Based upon the foregoing formula, the maximum number of shares of common stock purchasable under the warrants is 833,333 shares.

Universal Guardian Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
For the Years Ended December 31, 2003 and 2002

According to the terms of the stock purchase agreement, the Company is obligated to file a registration statement in order to register both the common stock purchased by the investors as well as common stock issuable upon exercise of variable-priced warrants issued to the investors. The Company is required to use its best efforts to file the registration statement with the SEC by March 22, 2004, and is required to cause or use its best efforts to cause this registration statement to be declared effective by June 4, 2004. If the registration statement is not declared effective by the SEC by the target effective date (June 4, 2004), or it does not remain effective and available for use, the Company must pay the investors a cash payment of $10,000, such amount being equal to 1% of their purchase price. If the Company’s failure to procure the effectiveness of the registration statement or to maintain the effectiveness of the registration statement shall continue for more than 30 days, the Company must pay the investors a cash payment equal to another 1% of their purchase price each month thereafter until the delinquency no longer continues, or February 6, 2005, whichever is first.

On January 13, 2004, the Company formed a new wholly-owned subsidiary named Shield Defense Technologies, Inc.

On January 22, 2004, the Company formed a new wholly-owned subsidiary named Shield Defense Corporation.

On February 13, 2004, the Company acquired Emerging Concepts, Inc. pursuant to a share exchange. Emerging Concepts is a private California company formed in 1989 which historically was engaged in the business of providing surveillance and reconnaissance systems, sensors and engineering services. The Company paid 51,908 shares of common stock, with a value of $20,000 based upon the average closing price of our common shares over the 30 day period prior to the closing, to the shareholders of Emerging Concepts to purchase their stock in that company.

On March 28, 2004, Guardian Corporation elected to distribute 116,274 shares of Guardian Corporation series ‘A’ preferred stock to its series ‘A’ preferred stockholder in satisfaction of $126,263 in dividends on that stock accruable through April 30, 2004.

SIGNATURES OF EXECUTIVE OFFICERS

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this annual report on form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on April 12, 2004.

UNIVERSAL GUARDIAN HOLDINGS, INC.

By:	/s/ Michael J. Skellern

Michael J. Skellern President, Chief Executive Officer, and Chief Financial Officer and President (principal executive officer) (principal accounting and financial officer)

SIGNATURES OF BOARD OF DIRECTORS

     In accordance with the Exchange Act, this annual report on form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael J. Skellern	President, Chief Executive Officer, Chief	April 12, 2004
Financial Officer and Chairman
	Michael J. Skellern	(principal executive officer)
(principal accounting and financial officer)

By:	/s/ Dennis M. Cole	Director	April 12, 2004

Dennis M. Cole

By:	/s/ Thomas J. Pernice	Director	April 12, 2004

Thomas J. Pernice

By:	/s/ Mel R. Brashears	Director	April 12, 2004

Mel R. Brashears