Form 10QSB
period 2004-03-31
UNIVERSAL GUARDIAN HOLDINGS INC
filed 2004-05-24
CIK 859916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

FORM 10-QSB
_________________

(Mark One)

☒     Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

                 For The Quarterly Period Ended March 31, 2004

☐     Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

                 For The Transition Period From  ________ To  _______

                 Commission File No. _______

UNIVERSAL GUARDIAN HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	33-0379106
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3001 Redhill Avenue
Building 4, Suites 219-226
Costa Mesa, California 92626
  (949) 743-9525
Address Of Principal Executive Offices)
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES   ☒   NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 28,160,953 shares of common stock, par value $0.001 per share, as of May 10, 2004

-i-

ADVISEMENTS

Unless the context requires otherwise, “we,” “us,” “our”, “ and the “company” and similar terms collectively refer to Universal Guardian Holdings, Inc. and our subsidiaries, while the term “Universal Holdings” refers to Universal Guardian Holdings, Inc. in its corporate capacity. Our common stock, par value $.001 per share, and our series ‘A; preferred stock, par value $.001 per share, are commonly referred to in this report as our “common shares” and “series ‘A’ preferred shares”, respectively. The information in this report is current as of the date of this report (May 10, 2004), unless an earlier date is specified.

We prepare our interim consolidated financial statements in accordance with United States generally accepted accounting principles. Our consolidated financial condition and results of operations for the three-month interim period ended March 31, 2004 are not necessarily indicative of our prospective consolidated financial condition and results of operations for the full fiscal year ended December 31, 2004. The interim consolidated financial statements presented in this report as well as other information relating to our company contained in this report should be read in conjunction with the annual consolidated financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-KSB for our fiscal year ended December 31, 2003.

In this report we make a number of statements, referred to as "forward-looking statements", which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect", "intend", "plan", "budget", "project", "may be", "may continue", "may likely result", and similar expressions. When reading any forward looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to: (1) whether or not markets for our products develop and, if they do develop, the pace at which they develop; (2) our ability to attract the qualified personnel to implement our growth strategies, (3) our ability to develop sales, marketing and distribution capabilities; (4) the accuracy of our estimates and projections; (5) our ability to fund our short-term and long-term financing needs; (6) changes in our business plan and corporate strategies; and (7) other risks and uncertainties discussed in greater detail in the sections of this report, including those captioned “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and “Uncertainties And Other Risk Factors That May Affect Our Future Results And Financial Condition”.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this report as well as other pubic reports we file with the United States Securities and Exchange Commission (the "SEC"), including our annual report on form 10-KSB for our fiscal year ended December 31, 2003. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

-ii-

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

March 31,
2004
(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$630,598
Inventory, less reserve of $91,893	-
Other current assets	8,000

TOTAL CURRENT ASSETS	638,598

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $838	1,317
OTHER ASSETS	20,447

TOTAL ASSETS	$660,362

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$593,411
Accrued expenses	609,774
Accrued expenses - related parties	44,923
Accrued obligation under abandoned lease	942,456
Accrued liability under series 'A' preferred stock of subsidiary	205,000
Capital lease obligation, current portion	5,235
Notes payable, related parties	30,633
Amounts due under exercised put option of series 'A' preferred stock of subsidiary	307,500

TOTAL CURRENT LIABILITIES	2,738,932

CAPITAL LEASE OBLIGATION, less current portion	3,873

TOTAL LIABILITIES	2,742,805

SERIES 'A' PREFERRED STOCK OF SUBSIDIARY - UNIVERSAL GUARDIAN
CORPORATION, net of prepaid consulting fees of $130,000	1,122,447

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY
Series 'A' convertible preferred stock, cumulative 7%
$0.001 par value, 5,000,000 shares authorized:
600 shares issued and outstanding ($91,000 of
dividends in arrears)	1
Common stock; $0.001 par value; 50,000,000 shares
authorized; 28,123,585 shares issued and outstanding	28,124
Additional paid-in capital	4,582,676
Accumulated deficit	(7,815,691)

TOTAL STOCKHOLDERS' EQUITY	(3,204,890)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$660,362

The accompanying notes are an integral part of these financial statements.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2004	2003
	(unaudited)	(unaudited)

NET REVENUE	$-	$1,897,566

COST OF REVENUE	-	1,493,149

GROSS PROFIT	-	404,417

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	1,108,607	819,904

LOSS FROM OPERATIONS	(1,108,607)	(415,487)

OTHER INCOME (EXPENSE)
Interest expense	(680)	(8,060)
Interest income	270	-
Other	43,750	-

TOTAL OTHER INCOME (EXPENSE)	43,340	(8,060)

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,065,267)	(423,547)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	(1,065,267)	(423,547)

PREFERRED STOCK DIVIDENDS	(31,198)	(5,250)

NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$(1,096,465)	$(428,797)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(0.04)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	24,982,723	16,166,903

The accompanying notes are an integral part of these financial statements.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2004	2003
	(unaudited)	(unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(1,065,267)	$(423,547)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization expense	30,179	2,922
Common stock issued for compensation and services	892,855	155,000
Fair value of options and warrants issued to consultants	123,500	57,636
(Increase) decrease in:
Accounts receivable	-	(1,186,357)
Inventory	-	(16,489)
Deposits and other current assets	(8,000)	(20,150)
Increase (decrease) in:
Accounts payable	(135,091)	693,778
Accrued expenses - related parties	(107,807)	-
Accrued expenses	(19,345)	78,874

Net cash used in operating activities	(288,976)	(658,333)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired with acquisition of subsidiary	1,597	-
Purchase of property and equipment	-	(7,304)
Payments for software development costs	-	(144,757)

Net cash used in investing activities	1,597	(152,061)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,000,000	-
Payment of offering costs	(106,462)	-
Payment on capital lease obligation	(1,209)	(1,067)
Payment on notes payable		(225,000)

Net cash provided by (used in) financing activities	892,329	(226,067)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	604,950	(1,036,461)

CASH AND CASH EQUIVALENTS, Beginning of period	25,648	1,042,812

CASH AND CASH EQUIVALENTS, End of period	$630,598	$6,351

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$-	$455
Income taxes paid	$-	$-

(continued on next page)

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

Supplemental Schedule Of Non-Cash Investing And Financing Transactions:

During the three months ended March 31, 2004 the company (1) issued 1,805,997 shares of common stock to consultants and professionals for services valued at $892,855; (2) issued 400,000 warrants to advisory board members for services valued at $123,500; (3) converted 264,000 of Universal Guardian Corporation Series A preferred stock valued at $330,000 into 264,000 shares of the company’s common stock; and (4) issued 51,908 shares of common stock valued at $20,000 for the acquisition of Emerging Concepts, Inc. (see note 2).

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

The accompanying notes are an integral part of these financial statements.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of  presentation

The unaudited consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in the company’s Annual Report on Form 10-KSB. The results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

Going concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. However, the company has incurred significant net losses since its inception and has an accumulated deficit of $7,815,691 as of March 31, 2004, has no current source of material revenue, and has a working capital deficit of $2,100,334 as of March 31, 2004. The company is also a party to various legal proceedings. These matters raise substantial doubt about the company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

Management plans to take the following steps that it believes will be sufficient to provide the company with the ability to continue in existence:

  Management plans to raise additional capital through private equity financing by selling shares of the company’s common stock, and to reduce its corporate overhead;

  Management plans to seek new profitable contracts to install its security systems;

  Management plans to acquire other profitable companies; and

  Management plans to implement their business plan relating to their non-lethal and less-lethal weapons concept.

Stock options

The company has adopted only the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties.

If the company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the three months ended March 31, 2004 and 2003:

	2004	2003
Net loss:
As reported:	$(1,065,267)	$(423,547)
Compensation recognized under APB 25	-	-
Compensation recognized under SFAS 123	(5,957)	(4,957)
Pro forma	$(1,071,224)	$(428,504)
Basic and diluted loss per common share:
As reported	(0.04)	(0.03)
Pro forma	(0.04)	(0.03)

This option valuation model requires input of highly subjective assumptions. Because the company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model. The fair value is computed as of the date of grant using the following assumptions for grants in 2004: (i) dividend yield of 0%, (ii) expected volatility of 187%, (iii) weighed-average risk-free interest rate of approximately 3.5%, and (iv) expected life of 5 years.

 2.           ACQUISITION

On February 13, 2004, the company acquired all the issued and outstanding shares of common stock of Emerging Concepts, Inc. (subsequently renamed ISR Systems Corporation) for 51,908 shares of the company’s common stock. The fair market value of the shares of the company’s common stock issued in this transaction was $0.385 per share, or $20,000, as determined by the market value of the company’s common stock traded on the OTCBB. This transaction has been accounted for by the purchase method of accounting; accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition.

The fair value of the assets acquired and liabilities assumed is summarized as follows:

Cash	$1,597
Intangible assets	20,447
Current liabilities	(2,044)
Purchase price	$20,000

Pro forma financial information is not presented since the amounts are immaterial.

 3.            LOSS PER SHARE

In accordance with SFAS No. 128, "Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2004 and 2003, the only potentially dilutive securities were 3,725,000 and 1,775,000 common stock options and 1,730,223 and 2,379,875 common stock warrants/other options, respectively. In addition at March 31, 2004 and 2003, the company had outstanding 1,295,894 and 924,000, respectively, shares of Guardian Corporation’s series ‘A’ preferred stock that can be converted into 1,295,894 and 924,000 shares of the company’s common stock, respectively. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

 4.           STOCKHOLDERS’ EQUITY

Common stock

During the three months ended March 31, 2004, the company issued a total of 3,610,108 shares of common stock for cash in the amount of $1,000,000, less $106,462 in fees and commissions.

During the three months ended March 31, 2004, the company issued a total of 1,805,997 shares of common stock to consultants and professional for services valued at $892,855. The shares of common stock were valued based on the fair value of the company’s common stock at the date of issuance based on the closing trading price as quoted on the OTCBB or the value of the services provided if this amount was determinable. In addition, the company also issued a total of 400,000 options to member of the advisory board for services valued at $123,500. In accordance with FIN 44, these warrants were valued using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 3.5%, a dividend yield of 0% and volatility of 187%.

Series A Preferred Stock of Subsidiary - Universal Guardian Corporation

At March 31, 2004, Universal Guardian Corporation had 1,295,894 shares of series ‘A’ preferred stock outstanding. This has been presented on the accompanying financial statements in a manner similar to minority interest.

During the three months ended March 31, 2004, a series ‘A’ investor converted 264,000 shares of Universal Guardian Corporation series ‘A’ preferred stock into 264,000 shares of the company’s common stock. 164,000 of these shares relate to the put option. (See below).

As part of the agreement to convert the bridge loans and accrued interest into Universal Guardian Corporation series ‘A’ preferred stock, Universal Guardian Corporation issued to the investors a put option that, if exercised, would require Universal Guardian Corporation to purchase from the investors their series ‘A’ preferred stock for $1.50 per share if exercised between April 15, 2003 and May 15, 2003, and for $1.75 per share if exercised between May 16, 2003 and June 30, 2003. The put option expired on June 30, 2003. The two investors exercised their put option for an aggregate of 409,999 shares of Universal Guardian Corporation series ‘A’ preferred stock prior to the expiration date at $1.75 per share price. The company recognized as a financing expense in 2003 the excess of the $1.75 put price and the original offering price of the series ‘A’ preferred stock of $1.25 amounting to $205,000, which is included in current liabilities in the accompanying consolidated financial statements. In addition, the company has shown Universal Guardian Corporation’s liability arising from the exercise of the 245,999 (409,999 less 164,000 converted to the company’s common stock) put shares at the offering price of $1.25 per share as a current liability of $307,500 in the accompanying consolidated balance sheet with a corresponding reduction of the carrying value of the subsidiary’s series ‘A’ Preferred Stock. However, under corporate law Universal Guardian Corporation is prohibited from repurchasing its securities since its total assets are less than its total liabilities. Since the company is currently unable to honor the put, the 245,999 shares are still shown as issued and outstanding. When Universal Guardian Corporation is in a financial position to repurchase these shares, it will be required to pay the investors the carrying amount of the shares of $1.25 per share plus the $205,000 recorded in accrued liabilities.

 5.        LEGAL PROCEEDINGS

On March 5, 2003, a former employee filed an action against the company and several of its officers in the U.S. District Court for the Central District of California entitled, Zilles v. Michael Skellern, et al., designated Case No. SACV-03-231 GLT (ANx). The complaint alleges a number of claims including, but not limited to, civil RICO violations, securities and common law fraud, breach of contract and rescission, and wrongful termination. Plaintiff seeks monetary and punitive damages as well as injunctive relief. The company contests the validity of the claims alleged, has engaged independent counsel and intends to vigorously defend against the Plaintiff’s claims. On September 11, 2003, the federal court granted the company’s motion to dismiss and entered an order dismissing with prejudice all of Plaintiff’s RICO claims. The company has answered the Complaint and filed a counterclaim against the Plaintiff for fraud among other claims. Plaintiff has answered the company’s counterclaims and the pleadings are now at issue. The parties are currently engaged in the discovery process and trial has been set for December 20, 2004.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2003 included in our annual report on form 10-KSB.

Overview

Universal Holdings is a holding company which markets security products, systems, technologies and services through our various operating subsidiaries. Our product line as of the date of this report consists of our Cobra StunLight™ Python and Projectile Launcher which will be marketed by our Shield Defense Corporation subsidiary (“Shield Defense”), and our integrated security platforms which provide protection for buildings and facilities which will be marketed by our ISR Systems Corporation subsidiary (“ISR Systems”). The Cobra StunLight™ is in the development stage and should be ready for shipping within 90 days. We are currently developing sales and marketing channels to introduce this product to the targeted markets. The Python Projectile Launcher is ready for shipping today. Its frangible projectiles are in the development stage, and will be ready for shipping upon the completion of negotiations and production with manufacturing sources. IRS Systems’ secure wireless, web-based security system is also being actively marketing following the recent completion of its development.

On December 30, 2002, we consummated a share exchange pursuant to which we acquired Universal Guardian Corporation (“Guardian Corporation”) as our wholly-owned subsidiary, and the shareholders of Guardian Corporation acquired approximately 70% of our outstanding common shares, and 69.1% of our total capital stock. Since the shareholders of Guardian Corporation obtained control of our company, we treated the share exchange as a recapitalization for accounting purposes, pursuant to which Universal Holdings was required, in a manner similar to reverse acquisition accounting treatment, to adopt Guardian Corporation’s historical financial statements as those of our company, including with respect to periods pre-dating the acquisition. Accordingly, in reading the following discussion of our consolidated financial condition and results of operations, please keep in mind that, to the extent that condition and those results pre-date our acquisition of Guardian Corporation, they reflect Guardian Corporation’s consolidated financial condition and results of operations.

The sole income producing asset of Guardian Corporation was its subsidiary, The Harbour Group, Inc. (“Harbour Group”), which, in turn, had one income producing asset, a subcontract with Northern NEF, Inc, which provided waterside security systems for U.S. naval port facilities. On September 23, 2003, Harbour Group was notified that Northern NEF’s contract with the U.S. Navy was terminated, thereby terminating its subcontract with Northern NEF. Since the termination of the subcontract, we have undertaken the development of new businesses, intellectual property and products through our Shield Defense and ISR Systems subsidiaries as described above, and have allowed both Harbour Group and Guardian Corporation to become dormant companies. Harbour Group’s and Guardian Corporation’s only business activities at the time of this report are the collection of final amounts due under Harbour Group’s subcontract with Northern NEF and settlement amounts being claimed by Guardian Corporation under applicable U.S. Government Federal Acquisition Regulations. Since our financial statements are prepared on a consolidated basis, all of the revenues and a substantial portion of the costs reflected in our consolidated financial condition and results of operations consist of those of Harbour Group. Since Harbour Group’s subcontract with Northern NEF has been terminated and we have allowed the company to become dormant, there will be no further revenues generated by that company other than the collection of amount claimed from the U.S. Navy in connection with that termination. Accordingly, in reading the discussion of our consolidated financial condition and results of operations provided below, please keep in mind that our actual future results will likely differ considerably from our historical results.

Going Concern

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. As noted above, we do presently do have any revenue producing assets, as the active business of our Harbour Group subsidiary terminated in late 2003, and the new products of our Guardian Shield and ISR Systems have yet to be introduced to market. As of March 31, 2004, we (1) had incurred net losses since our inception of $7,815,691; (2) had a working capital deficit of $2,100,334; (3) were in default with respect to dividends accrued with for both our series ‘A’ preferred stock and series ‘A’ preferred stock issued by our Universal Guardian Corporation subsidiary in the amount of $218598; (4) were in default with respect to the redemption of our Guardian Corporation series ‘A’ preferred shares in the amount of $512,500; and (5) were involved in certain litigation. The foregoing matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements and their explanatory notes included as part of this report do not include any adjustments that might result from the outcome of this uncertainty, nor do they include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Results Of Operations

Revenue for the three months ended March 31, 2004 was $0, as compared to $1,897,566 for the same period in 2003. Our revenue for fiscal 2003 was principally from contracts for services and installation of our integrated security systems by Harbour Group in four U.S. Navy harbors in the United States and Europe. As previously discussed, we were notified that Northern NEF’s contract with the U.S. Navy was terminated, thereby terminating our subcontract with Northern NEF.

Cost of revenue for the three months ended March 31, 2004 was $0, as compared to $1,493,149 for the same period in 2003. Gross margin for the three months ended March 31, 2003 was 21.3% .

Selling general and administrative expenses for the three months ended March 31, 2004 was $1,108,607, as compared to $819,904 for the same period in 2003. Our general and administrative expenses related to the payment of legal, accounting and consulting fees have increased as a result of being a publicly traded company and defending ourselves against certain litigation brought against us.

Interest expense for the three months ended March 31, 2004 was $680, as compared to $8,060 for the same period in 2003. Interest expense relates to interest on notes payable and capital leases. The decrease is due to less outstanding debt as a result of our CEO converting $150,000 of a note payable to equity in December 2003.

Other income for the three months ended March 31, 2004 was $43,750, as compared to $0 for the same period in 2003. During the three months ended March 31, 2004, we settled a debt with a vendor in the amount of $87,500 for a cash payment of $43,750 which resulted in a gain on the forgiveness of debt of $43,750.

Liquidity And Capital Resources

Sources of Cash

From January 1, 2002 through March 31, 2004, we have principally financed our operations and acquisitions through a combination of (1) the sale of our common shares or Universal Guardian Corporation series ‘A’ preferred shares for cash ($494,947); (2) the issuance of our common shares in exchange for securities of companies we have acquired ($17,000); (3) the issuance of our common shares and/or options or warrants to purchase our common shares to various consultants in payment for the provision of their services, or to other creditors in satisfaction of our indebtedness to them ($2,055,028); (4) short-term financings ($700,000); and (5) revenues received from our Harbour Group subsidiary before the termination of its subcontract and business.

Cash Position and Sources And Uses Of Cash

Our cash and cash equivalents position as of March 31, 2004 was $630,598.

During the three months ended March 31, 2004, we used $288,976 in cash in our operating activities, as compared to $658,333 in cash from our operating activities for the three months ended March 31, 2003. The significant reduction in the use of cash from our operating activities is due to the downsizing of our operations during the latter half of 2003.

During the three months ended March 31, 2004, we received $1,597 of cash in investing activities, as compared to using $152,061 in cash in investing activities for the three months ended March 31, 2003.

During the three months ended March 31, 2004, our financing activities provided cash in the amount of $892,329, as compared to the use of cash in the amount of $226,067 for the three months ended March 31, 2003.

Plan Of Operation

Our overriding corporate focus is to ramp-up our marketing activities for our new products. We project that we will incur costs of at least $9,855,000 on projected revenue of approximately $10,000,000 for our fiscal year ending December 31, 2004, including approximately $6,500,000 in costs of goods sold, $2,150,000 in general and administrative, $930,000 in sales and marketing, $275,000 in research and development costs, and $122,500 in capital expenditures. We do not believe that we will be cash flow positive based solely on projected sales and service revenues less operating and other costs for at least seven months. We cannot give you any assurance that our projections relating to revenues or cash flow will materialize as projected.

As of the May 1, 2004, we had approximately $600,000 in cash available to fund the aforesaid projected costs and expenses. We have no current arrangements for obtaining the additional cash and working capital we may require, and will seek to raise it through the public or private sales of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

     UNCERTAINTIES AND OTHER RISK FACTORS THAT
MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

Our future results of operations or financial condition and your investment in our common shares may be adversely affected by the uncertainties and other risk factors enumerated below as well as those presented elsewhere in this report and in other reports we periodically file with the SEC, including our annual report on form 10-KSB for the fiscal year ended December 31, 2003, and should be considered in context with the various disclosures concerning our company presented elsewhere herein and therein.

Risks Relating To Our Business

We have accumulated losses since our inception, and currently have no products or services on the market that are currently generating revenues. Our inability to generate revenues and profits from products we have recently introduced onto the market could cause us to go out of business and for you to lose your entire investment.

We have incurred a cumulative operating loss in the amount of $7,815,691 from our inception through March 31, 2004. We have no products or services on the market that are currently generating revenues as the result of the discontinuation by Harbour Group, the wholly-owned subsidiary of our Guardian Corporation subsidiary, of its business in late 2003. Although we have recently introduced or will soon introduce our new Cobra StunLight™, Python Projectile Launcher and ISR Systems integrated security platform products and services onto the markets, we do not believe that we will be cash flow positive based solely on projected sales and service revenues less operating and other costs for at least seven months. Our failure to generate meaningful revenues and ultimately profits from these products could force us to reduce or suspend our operations and ultimately go out of business. We cannot give you any assurance that our projections relating to revenues or cash flow will materialize as projected.

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

Our independent auditors noted in their report accompanying our financial statements for our fiscal year ended December 31, 2003 that we had incurred net losses since our inception and had a working capital deficit, and stated that those conditions raised substantial doubt about our ability to continue as a going concern. Note 1 to our financial statements contained in this report addressed management’s plans to address the working capital deficit. We cannot assure you that our business plans will be successful in addressing these issues. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our common shares.

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

Even if we are able to raise additional cash or working capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or the satisfaction of indebtedness without any cash outlay through the private issuance of debt or equity securities, the terms of such transactions may be unduly expense or burdensome to the company or disadvantageous to our existing shareholders. For example, we may be forced to sell or issue our securities at significant discounts to market, or pursuant to onerous terms and conditions, including the issuance of preferred stock with disadvantageous dividend, voting or veto, board membership, conversion, redemption or liquidation provisions; the issuance of convertible debt with disadvantageous interest rates and conversion features; the issuance of warrants with cashless exercise features; the issuance of securities with anti-dilution provisions; and the grant of registration rights with significant penalties for the failure to quickly register. If we raise debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. We also might be required to sell or license our products or technologies under disadvantageous circumstances we would not otherwise consider, including granting licenses with low royalty rates and exclusivity provisions.

We will face intense competition from competitors that have greater financial, technical and marketing resources. These competitive forces may impact our projected growth and ability to generate revenues and profits, which would have a negative impact on our business and the value of your investment.

The market for defense and security products and services is intensely competitive and characterized by rapidly changing technology, evolving industry standards, and price competition. There are no substantial barriers to entry, and we expect that competition will be intense and may increase. Many of our existing competitors may have substantially greater financial, product development, technical and marketing resources, larger customer bases, longer operating histories, better name recognition and more established relationships in the industry. As a result, certain of these competitors may be able to develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their products and services, or aggressively reduce their sales prices below the our costs. We cannot assure you that we will be able compete successfully with existing competitors or new competitors.

We are dependent for our success on a few key executive officers. Our inability to retain those officers would impede our business plan and growth strategies, which would have a negative impact on our business and the value of your investment.

Our success depends to a critical extent on the continued efforts of services of our Chief Executive Officer, Mr. Michael J. Skellern, and to a lesser degree on the Presidents of our Shield Defense and ISR Systems subsidiaries, Messrs. Dennis M. Cole and Delmar Kintner, respectively. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. Although Messrs. Skellern and Cole have signed employment agreements providing for their continued service to the company through July 31, 2007 and August 30, 2005, respectively, these agreements will not preclude either of these employees from leaving the company. We do not currently carry key man life insurance policies on any of our key executive officers which would assist us in recouping our costs in the event of the loss of those officers.

Our inability to hire qualified personnel could impede our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies, which would have a negative impact on our business and could adversely affect the value of your investment.

We currently have an extremely small staff comprised of three executive officers and no other employees.  Although we believe that these officers, together with the consultants currently engaged by our company, will be able to handle most of our additional administrative, research and development, sales and marketing, and manufacturing requirements over the next six months as we ramp up our sales and operations, we will nevertheless be required over the longer-term to hire highly skilled managerial, engineering, technical, sales and marketing and administrative personnel to fully implement our business plan and growth strategies. We cannot assure you that we will be able to engage the services of such qualified personnel at competitive prices or at all, particularly given the risks of employment attributable to our limited financial resources and lack of an established track record.

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

We may have difficulty in attracting and retaining management and outside independent members to our board of directors as a result of their concerns relating to their increased personal exposure to lawsuits and shareholder claims by virtue of holding these positions in a publicly-held company

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors. Due to these concerns, directors and management are also becoming increasingly concerned with the availability of directors and officers' liability insurance to pay on a timely basis the costs incurred in defending shareholder claims. Directors and officers liability insurance has recently become much more expensive and difficult to obtain. If we are unable to obtain directors and officers liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors. The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks. As a company with a limited operating history and limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

Our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies will be adversely affected if the licensees, strategic partners or third party marketing and distribution partners we intend to rely upon to provide a significant part of our marketing and sales functions fail to perform as expected. This failure would have a negative impact on our business and the value of your investment.

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

Our ability to generate revenues and profits and to otherwise implement our business plan and growth strategies will be adversely affected if the third-party manufacturers or suppliers we intend to rely upon to manufacture our products fail to perform as expected. This failure would have a negative impact on our business and the value of your investment.

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

We rely on a combination of patent, patent pending, copyright, trademark and trade secret laws, proprietary rights agreements and non-disclosure agreements to protect our intellectual properties. We cannot give you any assurance that these measures will prove to be effective in protecting our intellectual properties.

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

Our common shares have historically been sporadically or "thinly-traded" on the Over-The-Counter Bulletin Board, also called the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, we have relatively few common shares outstanding in the "public float" since most of our shares are held by a small number of shareholders. In addition, as noted above, our common shares are sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of revenues or profits to date, lack of capital to execute our business plan, and uncertainty of future market acceptance for our products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; acceptance of our products and services as viable security and technology solutions; government regulations, announcements of significant acquisitions, strategic partnerships or joint ventures; our capital commitments; and additions or departures of our key personnel. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility in our common share price may subject us to securities litigation.

As discussed in the preceding risk factor, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

Our officers and directors own or control approximately 44.1% of our outstanding common shares, which may limit the ability of yourself or other shareholders, whether acting singly or together, to propose or direct the management or overall direction of our company. Additionally, this concentration of ownership could discourage or prevent a potential takeover of our company that might otherwise result in you receiving a premium over the market price for your common shares

Currently, our officers and directors beneficially own or control approximately 44.1% of our outstanding common shares. These persons will have the ability to control substantially all matters submitted to our shareholders for approval and to control our management and affairs, including extraordinary transactions such as mergers and other changes of corporate control, and going private transactions.

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

There are currently outstanding non-variable priced common share purchase options and warrants entitling the holders to purchase 5,105,223 common shares at a weighted average exercise price of $0.72 per share, and variable priced common share purchase warrants entitling the holder to purchase a number of common shares with a value of $500,000 at an exercise price equal to 50% of our “daily weighted average closing price” for the thirty trading days immediately preceding the date of exercise; provided, however, the exercise price cannot be lower than $0.30 per share. These latter warrants would entitle the holder thereof to purchase a maximum of 1,666,666 common shares. The exercise price for all of the aforesaid warrants, both variable and non-variable priced, may be less than your cost to acquire our common shares. There are also outstanding 1,412,168 series ‘A’ preferred shares of our Guardian Corporation subsidiary convertible into 1,412,168 common shares based upon a $1.25 per share stated value and conversion rate, which may also be less than your cost to acquire our common shares. In the event of the exercise or conversion of these convertible securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants.

Our issuance of additional common shares or preferred shares, or options or warrants to purchase those shares, would dilute your proportionate ownership and voting rights. Our issuance of additional preferred shares, or options or warrants to purchase those shares, could negatively impact the value of your investment in our common shares as the result of preferential voting rights or veto powers, dividend rights, disproportionate rights to appoint directors to our board, conversion rights, redemption rights and liquidation provisions granted to the preferred shareholders, including the grant of rights that could discourage or prevent the distribution of dividends to you, or prevent the sale of our assets or a potential takeover of our company that might otherwise result in you receiving a distribution or a premium over the market price for your common shares.

We are entitled under our certificate of incorporation to issue up to 50,000,000 common and 5,000,000 "blank check" preferred shares. After taking into consideration our outstanding common and preferred shares, we will be entitled to issue up to 21,839,047 additional common shares and 4,999,400 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

Our certificate of incorporation contains provisions that could make it more difficult for our shareholders to replace a majority of directors and obtain control of our board of directors in the event we no longer remain subject to restrictions or requirements imposed on “quasi-foreign” corporations under California corporate law.

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

We are subject to the Delaware Business Combination Act, which could discourage or prevent a potential takeover of our company that might otherwise result in you receiving a premium over the market price for your common shares.

As a Delaware corporation, we are subject to the Delaware Business Combination Act which precludes a shareholder who owns 15% or more of our shares from entering into a “business combination" involving our company for a period of three years, unless (1) our board of directors approves the combination before the shareholder acquires the 15% interest; (2) the interested shareholder acquires at least 85% of our shares as part of the transaction in which he acquired the initial 15%, excluding shares owned by our officers who are also directors and voting stock held by employee benefit plans; or (3) the combination is approved by a majority vote of our board of directors and two-thirds vote of our other shareholders at a duly called shareholders’ meeting. A “business combination” is defined as (1) a merger or consolidation requiring shareholder approval, (2) the sale, lease, pledge, or other disposition of our assets, including by dissolution, having at least 50% of the entire asset value of our company, or (3) a proposed tender or exchange offer of 50% or more of our voting stock.

The elimination of monetary liability against our directors, officers and employees under our certificate of incorporation and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our certificate of incorporation contains provisions which eliminate the liability of our directors for monetary damages to our company and shareholders to the maximum extent permitted under Delaware corporate law. Our bylaws also require us to indemnify our directors to the maximum extent permitted by Delaware corporate law. We may also have contractual indemnification obligations under our agreements with our directors, officers and employees. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors, officers and employees, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors, officers and employees for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our company and shareholders.

LEGAL PROCEEDINGS

     The following discussion discusses all known or anticipated material legal proceedings commenced by or against our company:

  On March 16, 2004 we were served with a complaint from Merdinger Fruchter Rosen & Company, LLC, our independent auditors through August 8, 2002. Merdinger Fruchter Rosen & Company is claiming fees for services in the amount of $2,760.

  As a result of actions committed by a Mr. Michael Zilles, a former employee of Harbour Group, Guardian Corporation made a self-disclosure to the U.S. Navy regarding over billings to the government and excessive business pleasantries. On March 5, 2003, Mr. Zilles filed an action against us and several of our officers in the U.S. District Court for the Central District of California entitled Zilles v. Michael Skellern, et al. , designated Case No. SACV-03-231 GLT (ANx). The complaint alleges a number ofclaims including, but not limited to, civil RICO violations, securities and common law fraud, breach of contract and rescission, and wrongful termination. Mr. Zilles seeks monetary and punitive damages as well as injunctive relief. We have contested the validity of the claims alleged, have engaged independent counsel, and are vigorously defending against Mr. Zilles’ claims. On September 11, 2003, the federal court granted our motion to dismiss and entered an order dismissing with prejudice all of Mr. Zilles’ RICO claims. We have answered the complaint and filed a counterclaim against Mr. Zilles for fraud among other claims. Mr. Zilles has answered our counterclaims and the pleadings are now at issue. Theparties are currently engaged in the discovery process and trial has been set for December 20, 2004

  On November 13, 2003, Mr. Lee Manko, a former employee of Guardian Corporation, filed claims for unpaid wages, expenses and accrued vacation totaling $44,615.38 and related penalties with the California Labor Commissioner. This matter has not been scheduled for a hearing at this time. We believe that Mr. Manko’s claims are without merit, and also claim affirmative defenses to the claims alleged. We have initiated legal action in the Los Angeles Superior Court (Case No. BC306996) against Mr. Manko alleging claims of, including but not limited to, misappropriation of trade secrets and breach of fiduciary duties. The lawsuit is currently pending, and has not yet been answered by Mr. Manko.

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

  On September 17, 2003, Mr. Joseph Celano, a former employee of Guardian Corporation, filed claimsfor unpaid wages, car allowance, expenses and accrued vacation totaling $71,887.47 and related penalties with the California Labor Commissioner. This matter has not been scheduled for a hearing at this time. We believe that Mr. Celano’s claims are without merit, and we also claim affirmative defenses to the claims alleged and have already initiated legal action against Mr. Celano alleging claims of misappropriation of trade secrets and breach of fiduciary duties. Our claims against Mr. Celano will be decided in a private arbitration proceeding.

  On October 22, 2003, AC Pacific View Corporate Center, Inc., Guardian Corporation’s former landlord, filed a complaint for breach of lease for Guardian Corporation’s former office space in an action entitled AC Pacific View Corporate Center, Inc. v. Universal Guardian Corporation, et al, designated case no.  GIN 033428. Guardian Corporation had previously entered into a lease termination agreement and surrendered possession of these premises to AC Pacific View on or about September 23, 2003. ACPacific View alleged in the complaint that Guardian Corporation owed approximately $925,000 under the lease. Guardian Corporation and AC Pacific View are actively negotiating a settlement.

Other than the matters discussed above, we are not aware of any material pending legal proceedings involving our company.

CHANGES IN SECURITIES AND USE OF PROCEEDS

Modification Of Instruments Defining Rights Of Holders Of Class of Registered Securities

Not Applicable

Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or Modification Of Any Other Class Of Securities

Not Applicable

Recent Sales Of Unregistered Equity Securities

Rule 506

We have sold or issued the following equity securities not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Rule 506 promulgated under Regulation D or, in the alternative, Section 4(2) of the Securities Act, during the three-month interim period ended March 31, 2004. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) the transfer of the securities were restricted by the company in accordance with Rule 502(d); (3) there were no more than 35 non-accredited investors in any transaction within the meaning of Rule 506(b), after taking into consideration all prior investors under Section 4(2) of the Securities Act within the twelve months preceding the transaction; and (4) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c).

  On February 6, 2004, we agreed to issue 3,610,108 restricted common shares to Mr. Michael Appleby and Mrs. Dominique Appleby in a private placement for cash for total gross proceeds of $1,000,000.  As part of that transaction, we issued common share purchase warrants to Mr. and Mrs. Appleby entitling them to collectively purchase, through May 6, 2004, a number of common shares with a value of up to $500,000 at an exercise price equal to 50% of our “daily weighted average closing price” for the thirty trading days immediately preceding the date of exercise of the warrants; but not to be less than $0.30 per share. Based upon the foregoing formula, the maximum number of common shares Mr. and Mrs. Appleby could collectively purchase under the warrants is 1,666,666 shares.

  On February 1, 2004, we granted to Mr. Dennis M. Cole, a director and the President of Shield Defense, pursuant to the terms of his employment agreement, a common share purchase option entitling him to purchase 150,000 restricted common shares at the exercise price of $0.47 per share. These options vest on February 1, 2005, and expire on February 1, 2014.

Rule 504

We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under SEC Rule 504 promulgated under Regulation D or, in the alternative, Section 4(2) of the Securities Act of 1933, during the three-month interim period ended March 31, 2004. Except as stated below, no underwriting discounts or commissions were payable with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 504 insofar as the aggregate offering price for each such transaction did not exceed $1,000,000, after taking into consideration the aggregate offering price for all securities sold by the company under Section 3(b) of the Securities Act within the twelve months preceding the transaction.

  On February 20, 2004, we issued 51,908 restricted common shares to the shareholders of Emerging Concepts, Inc. in connection with our acquisition of the common shares of that corporation. The shares were issued to Messrs. Oscar E. Hayes (43,675 shares), Delmar Kintner (5,840 shares) and Carlos Garza (2,393 shares). We valued the shares at $20,000.

  On January 22, 2004, we granted to Messrs. Richard Clarke, Roger Cressey, William Glanton and Major General John Admire, Ret., as compensation for providing services as members of our advisory board, fully vested common shares purchase options entitling them to each purchase 100,000 shares at the exercise price of $0.35 per share. These options expire on January 22, 2009. We valued each grant at $30,875.

Use Of Proceeds Of Registered Offerings

Not Applicable

Repurchases Of Equity Securities

During the three-month interim period ended March 31, 2004, we did not repurchase any equity securities.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

DISCLOSURE CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or a reasonably likely to materially affect, our internal control over financial reporting.

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

OTHER INFORMATION

Voluntary Reports

None

Material Changes To Director Nominee Procedures

There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors since our last disclosure of those procedures pursuant to SEC rules.

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

2.1	Share Exchange Agreement and Plan of Reorganization dated September 13, 1999 between Guideline Capital Corporation, Vitafort International Corporation and Hollywood Partners, Inc. (1)
2.2	Share Exchange Agreement And Plan Of Reorganization dated December 4, 2002 between Hollywood Partners.Com, Inc., Universal Guardian Corporation, and the shareholders of Universal Guardian Corporation (3)
2.3	Amendment To Share Exchange Agreement And Plan Of Reorganization dated December 16, 2002 between Hollywood Partners.Com, Inc., Universal Guardian Corporation, and the shareholders of Universal Guardian Corporation (3)
3.1	Restated And Amended Certificate Of Incorporation Of Guideline Capital Corporation as filed with the Delaware Secretary of State on September 20, 1999 (1)
3.2	Bylaws of Hollywood Partners.Com Inc. (1)
3.3	Certificate Of Amendment Of Certificate Of Incorporation Of Hollywood Partners.Com, Inc. as filed with the Delaware Secretary of State on December 3, 2002 (6)
3.4	Certificate Of Amendment Of Certificate Of Incorporation Of Hollywood Partners.Com, Inc. as filed with the Delaware Secretary of State on December 6, 2002 (6)
3.5	Certificate of Designation of Preferences, Rights and Limitations of Universal Guardian Corporation Series ‘A’ Preferred Stock as filed with the Delaware Secretary of State on March 14, 2003 (6)
5.1	Universal Guardian Holdings, Inc. 2003 Incentive Equity Stock Plan As Adopted April 21, 2003 (4)
5.2	Hollywood Partners.com 2002 Stock Compensation Program (consisting of the Hollywood Partners.com, Inc. 2002 Non-Qualified Stock Option Plan, the Hollywood Partners.com, Inc. 2002 Restricted Share Plan, the Hollywood Partners.com, Inc. 2002 Employee Stock Purchase Plan, the Hollywood Partners Inc. Stock Appreciation Rights Plan, and the Hollywood Partners.com, Inc. 2002 Other Stock Rights Plan (2)
5.3	Form of Hollywood Partners.com, Inc. Common Share Purchase Warrant generally issued to investors or consultants (6)
5.4	Form of Hollywood Partners.com, Inc. Common Share Purchase Option generally issued to employees or consultants (6)
5.5	Common Stock Purchase Warrant dated February 25, 2003 issued to Edward Whelan (6)
5.6	Common Stock Purchase Warrant dated February 25, 2003 issued to Edward Meyer (6)
5.7	Common Stock Purchase Warrant dated June 1, 2003 issued to Camden Securities, Inc. (6)

5.8	Common Stock Purchase Warrant dated July 1, 2003 issued to Stern & Co. (6)
5.9	Common Stock Purchase Warrant dated July 3, 2003 issued to Michael H. Weiss (6)
5.10	Common Stock Purchase Warrant dated December 2, 2003 issued to Shai Z. Stern. (7)
5.11	Form of Common Stock Purchase Agreement for each of Michael and Dominique Appleby for Private Placement Closing on February 6, 2004 (6)
5.12	Form of Common Stock Purchase Warrant for each of Michael and Dominique Appleby for Private Placement closing on February 6, 2004 (6)
10.1	Letter of Intent dated August 15, 2002 between DYDX Group of Funds, LLC and Universal Guardian Corporation (6)
10.2	Waiver letter dated April 14, 2003 from DYDX Group of Funds, LLC to Universal Guardian Holdings, Inc. (6)
10.3	Termination Agreement dated May 1, 2003 between DYDX Group of Funds, LLC, and Universal Guardian Holdings, Inc. (7)
10.4	Employment Agreement dated August 1, 2002 between Universal Guardian Corporation and Michael J. Skellern (6)
10.5	Employment Agreement dated February 1, 2004 between Shield Defense Corporation and Dennis M Cole (6)
10.6	Consulting Agreement dated October 9, 2003 between Universal Guardian Corporation and Del Kintner (6)
10.7	Promissory Note dated September 4, 2002 by Universal Guardian Corporation to Pacific International, Inc. in the principal amount of $180,000 (6)
10.8	Agreement For Strategic Alliance dated January 13, 2004 between Shield Defense Technologies, Inc. and Information And Infrastructure Technologies, Inc. (6)
10.9	Agreement And Plan Of Share Exchange dated February 9, 2004 between Universal Guardian Holdings, Inc. and Emerging Concepts, Inc. (6)
10.10	Convertible Bridge Loan Termination And Conversion of Debt Agreement dated January 14, 2003 between Universal Guardian Corporation, The Harbour Group, Inc., Sotiris Emmanouil, and DYDX Group of Funds, LLC (6)
10.11	Convertible Bridge Loan Termination And Conversion of Debt Agreement dated January 14, 2003 between Universal Guardian Corporation, The Harbour Group, Inc., Michael Drescher, and DYDX Group of Funds, LLC (6)
10.12	Exclusive License dated December 19, 2002 between Universal Guardian Corporation and United States of America as represented by the Secretary of the Navy (7)
21	List of subsidiaries (7)
31	Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act*

*	Filed herewith
(1)	Previously filed as an exhibit to our report on form 8-K filed with the SEC on September 29, 1999
(2)	Previously filed as an exhibit to our information statement on form 14C filed with the SEC on November 7, 2002
(3)	Previously filed as an exhibit to our report on form 8-K filed with the SEC on January 15, 2003
(4)	Previously filed as an exhibit to our registration statement on form S-8 filed with the SEC on April 25, 2003
(5)	Previously filed as an exhibit to our report on form 8-K filed with the SEC on February 11, 2004
(6)	Previously filed as an exhibit to our report of form 10-KSB for the year ended December 31, 2003 filed with the SEC on April 14, 2004
(7)	Previously filed as an exhibit to our registration statement on form SB-2 filed with the SEC on April 26, 2004

Reports on Form 8-K

During the three-month interim period ended March 31, 2004, we did not file any reports on form 8-K except as follows:

  On February 6, 2004, form 8-K we filed reporting of 3,610,108 common shares and variable-priced common share purchase warrants to two accredited investors in a private placement for cash for total gross proceeds of $1,000,000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Costa Mesa, California, this 17th day of May, 2004.

UNIVERSAL GUARDIAN HOLDINGS, INC.

By: /s/ Michael J. Skellern
     Michael J. Skellern
     President, Chief Executive Officer, and Chief
     Financial Officer
     (principal executive officer)
     (principal accounting and financial officer)