Form 10QSB
period 2004-06-30
UNIVERSAL GUARDIAN HOLDINGS INC
filed 2004-08-23
CIK 859916

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------
                                   FORM 10-QSB
                                -----------------

(MARK ONE)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

| | TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         4695 MACARTHUR COURT, SUITE 300
                         NEWPORT BEACH, CALIFORNIA 92660
                                 (949) 861-8295
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                           (ISSUER'S TELEPHONE NUMBER)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90
DAYS: YES |X| NO | |

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE: 35,542,873 SHARES OF COMMON STOCK, PAR VALUE $0.001 PER SHARE, AS OF AUGUST 10, 2004

================================================================================

                                                     TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                ----
ADVISEMENTS.......................................................................................................i
CONSOLIDATED BALANCE SHEET........................................................................................1
CONSOLIDATED STATEMENTS OF OPERATIONS.............................................................................2
CONSOLIDATED STATEMENTS OF CASHFLOW...............................................................................3
NOTES TO FINANCIAL STATEMENTS.....................................................................................5
MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................11
        General..................................................................................................11
        Going Concern............................................................................................12
        Results Of Operations....................................................................................12
        Liquidity And Capital Resources..........................................................................13
UNCERTAINTIES AND OTHER RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION..................15
        Risks Relating To Our Business...........................................................................15
        Risks Relating To An Investment In Our Securities........................................................19
LEGAL PROCEEDINGS................................................................................................23
CHANGES IN SECURITIES AND USE OF PROCEEDS........................................................................23
        Modification Of Instruments Defining Rights Of Holders Of Class of Registered Securities.................23
        Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or
           Modification Of Any Other Class Of Securities.........................................................23
        Recent Sales Of Unregistered Equity Securities...........................................................24
        Use Of Proceeds Of Registered Offerings..................................................................24
        Repurchases Of Equity Securities.........................................................................24
DEFAULTS UPON SENIOR SECURITIES..................................................................................25
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................................25
DISCLOSURE CONTROLS AND PROCEDURES...............................................................................25
OTHER INFORMATION................................................................................................25
        Voluntary Reports........................................................................................25
        Material Changes To Director Nominee Procedures..........................................................25
EXHIBITS AND REPORTS ON FORM 8-K.................................................................................25
        Exhibits.................................................................................................25
        Reports on Form 8-K......................................................................................26
SIGNATURES.......................................................................................................26

                                   ADVISEMENTS

     Unless the context requires otherwise, "we," "us," "our", " and the "company" and similar terms collectively refer to Universal Guardian Holdings, Inc. and our subsidiaries, while the term "Universal Holdings" refers to Universal Guardian Holdings, Inc. in its corporate capacity. Our common stock, par value $.001 per share, and our series `A; preferred stock, par value $.001 per share, are commonly referred to in this report as our "common shares" and "series `A' preferred shares", respectively. Additionally, series `A' preferred stock, par value $.001 per share, issued by our Universal Guardian Corporation subsidiary are commonly referred to in this report as the "UGC series `A' preferred shares". The information in this report is current as of the date of this report (August 10, 2004), unless an earlier date is specified.

     We prepare our interim consolidated financial statements in accordance with United States generally accepted accounting principles. Our consolidated financial condition and results of operations for the six-month interim period ended June 30, 2004 are not necessarily indicative of our prospective consolidated financial condition and results of operations for the full fiscal year ended December 31, 2004. The interim consolidated financial statements presented in this report as well as other information relating to our company contained in this report should be read in conjunction with the annual consolidated financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-KSB for our fiscal year ended December 31, 2003, together with any reports, statements and information filed with the SEC relating to subsequent periods or events.

     In this report we make a number of statements, referred to as "forward-looking statements", which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect", "intend", "plan", "budget", "project", "may be", "may continue", "may likely result", and similar expressions. When reading any forward looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to: (1) whether or not markets for our products develop and, if they do develop, the pace at which they develop;
(2) our ability to attract the qualified personnel to implement our growth strategies, (3) our ability to develop sales, marketing and distribution capabilities; (4) the accuracy of our estimates and projections; (5) our ability to fund our short-term and long-term financing needs; (6) changes in our business plan and corporate strategies; and (7) other risks and uncertainties discussed in greater detail in the sections of this report, including those captioned "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" and "Uncertainties And Other Risk Factors That May Affect Our Future Results And Financial Condition".

     Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this report as well as other pubic reports we file with the United States Securities and Exchange Commission (the "SEC"), including our annual report on form 10-KSB for our fiscal year ended December 31, 2003 and any reports, statements and information filed with the SEC relating to subsequent periods or events. You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments. We are not obligated to update or revise any forward-looking statement contained in this report to reflect new events or circumstances unless and to the extent required by applicable law.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------

                                                                      June 30,
                                                                        2004
                                                                    -----------
                                                                     (unaudited)
                        ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                      $ 1,331,858
     Deposits and other current assets                                   77,603
                                                                    -----------
TOTAL CURRENT ASSETS                                                  1,409,461

PROPERTY AND EQUIPMENT, net of accumulated depreciation of 1,326         16,989
OTHER ASSETS                                                             20,447
                                                                    -----------
TOTAL ASSETS                                                        $ 1,446,897
                                                                    ===========

         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
     Accounts payable                                               $   691,161
     Accrued expenses                                                   445,115
     Accrued expenses - related parties                                  20,181
     Accrued registration obligation                                    135,000
     Accrued warrant liability                                          449,706
     Accrued obligation under abandoned lease                           200,000
     Capital lease obligation, current portion                            5,235
     Notes payable, related parties                                      30,633
                                                                    -----------
TOTAL CURRENT LIABILITIES                                             1,977,031

CAPITAL LEASE OBLIGATION, less current portion                            3,873
                                                                    -----------
TOTAL LIABILITIES                                                     1,980,904
                                                                    -----------

SERIES 'A' PREFERRED STOCK OF SUBSIDIARY - UNIVERSAL GUARDIAN
   CORPORATION                                                           41,368

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' DEFICIT
     Series 'A' convertible preferred stock, cumulative 7%
       $0.001 par value, 5,000,000 shares authorized:
       600 shares issued and outstanding ($96,250 of
       dividends in arrears)                                                  1
     Common stock; $0.001 par value; 50,000,000 shares
       authorized; 31,279,879 shares issued and outstanding              31,280
     Additional paid-in capital                                       7,442,850
     Prepaid consulting fee                                            (100,000)
     Accumulated deficit                                             (7,949,506)
                                                                    -----------
TOTAL STOCKHOLDERS' DEFICIT                                            (575,375)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $ 1,446,897
                                                                    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                     Three Months Ended                Six Months Ended
                                                 ----------------------------    ----------------------------
                                                   June 30,       June 30,        June 30,        June 30,
                                                    2004            2003            2004            2003
                                                 ------------    ------------    ------------    ------------
                                                 (unaudited)      (unaudited)     (unaudited)    (unaudited)
NET REVENUE                                      $         --    $  1,482,224    $         --    $  3,379,790

COST OF REVENUE                                            --       1,462,402              --       2,955,551
                                                 ------------    ------------    ------------    ------------
GROSS PROFIT                                               --          19,822              --         424,239

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                           805,362       1,652,495       1,913,969       2,472,399
                                                 ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                 (805,362)     (1,632,673)     (1,913,969)     (2,048,160)
                                                 ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE)
    Interest expense                                     (687)        (22,922)         (1,367)        (30,982)
    Financing costs                                  (156,968)       (205,000)       (156,968)       (205,000)
    Interest income                                       179              --             449              --
    Gain on settlement with former landlord           742,456              --         742,456              --
    Other                                              86,567              --         130,317              --
                                                 ------------    ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                          671,547        (227,922)        714,887        (235,982)
                                                 ------------    ------------    ------------    ------------

LOSS BEFORE PROVISION FOR INCOME TAXES               (133,815)     (1,860,595)     (1,199,082)     (2,284,142)

PROVISION FOR INCOME TAXES                                 --              --              --              --
                                                 ------------    ------------    ------------    ------------

NET LOSS                                             (133,815)     (1,860,595)     (1,199,082)     (2,284,142)
                                                 ============    ============    ============    ============

PREFERRED STOCK DIVIDENDS                              (5,250)        (49,125)        (36,448)        (54,375)
                                                 ------------    ------------    ------------    ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDES      $   (139,065)   $ (1,909,720)   $ (1,235,530)   $ (2,338,517)
                                                 ============    ============    ============    ============

NET LOSS PER SHARE:
    BASIC AND DILUTED                            $       0.00    $      (0.12)   $      (0.05)   $      (0.14)
                                                 ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC AND DILUTED                              29,110,859      16,392,380      27,046,791      16,266,337
                                                 ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASHFLOW

--------------------------------------------------------------------------------

                                                                             Six Months Ended
                                                                        --------------------------
                                                                          June 30,       June 30,
                                                                            2004           2003
                                                                        -----------    -----------
                                                                         (unaudited)   (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
   Net loss                                                             $(1,199,082)   $(2,284,142)
   Adjustment to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization expense                                 60,667         82,839
       Common stock issued for compensation and services                  1,182,912        538,130
       Fair value of options and warrants issued to consultants             123,500         57,636
       Write off of software development costs                                   --        242,970
       Financing costs                                                      156,968        205,000
       Allowance for doubtful accounts                                           --        100,000
       Change in value of warrant liability                                 (86,567)            --
   (Increase) decrease in:
     Accounts receivable                                                         --     (1,743,026)
     Inventory                                                                   --         (2,443)
     Deposits and other current assets                                      (77,603)        20,755
   Increase (decrease) in:
     Accounts payable                                                       (37,341)     1,427,584
     Accrued expenses - related parties                                    (196,004)            --
     Accrued expenses                                                      (131,549)       (34,102)
     Accrued obligation under abandoned lease                              (742,456)            --
                                                                        -----------    -----------
Net cash used in operating activities                                      (946,555)    (1,388,799)
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash acquired with acquisition of subsidiary                               1,597             --
   Purchase of property and equipment                                       (16,160)        (7,304)
   Payments for software development costs                                       --       (144,757)
                                                                        -----------    -----------
Net cash used in investing activities                                       (14,563)      (152,061)
                                                                        -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
   Cash overdraft, net                                                                     305,080
   Proceeds from sales of Series A preferred stock of
     Universal Guardian Corporation, net                                                    494,947
   Proceeds from issuance of common stock                                 2,500,000             --
   Proceeds from exercise of warrants                                        30,000             --
   Payment of offering costs                                               (261,463)            --
   Payment on capital lease obligation                                       (1,209)        (2,168)
   Payment on notes payable                                                      --       (299,811)
                                                                        -----------    -----------
Net cash provided by (used in) financing activities                       2,267,328        498,048
                                                                        -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                       1,306,210     (1,042,812)

CASH AND CASH EQUIVALENTS, Beginning of period                               25,648      1,042,812
                                                                        -----------    -----------

CASH AND CASH EQUIVALENTS, End of period                                $ 1,331,858    $        --
                                                                        ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest paid                                                        $        --    $       455
                                                                        ===========    ===========
   Income taxes paid                                                    $        --    $        --
                                                                        ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASHFLOW
                                   (continued)
--------------------------------------------------------------------------------

     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

     During the six months ended June 30, 2004 the company (1) issued 2,094,288 common shares to consultants and professionals for services valued at $1,182,912; (2) issued 400,000 common share purchase warrants to advisory board members for services valued at $123,500; (3) converted 1,644,635 UGC series `A' preferred shares valued at $2,005,547 into 1,644,635 common shares; (4) issued 51,908 common shares valued at $20,000 for the acquisition of Emerging Concepts, Inc.; (5) issued 37,368 common shares upon the cashless exercise of 50,000 common share purchase warrants; (6) cancelled 1,100,000 common shares as a result of the settlement of a legal matter; and (7) converted a $205,000 liability related to a put option into equity.

     During the six months ended June 30, 2003 the company (1) issued 279,828 common shares to consultants for services valued at $515,630; (2) issued 110,000 common shares from the exercise of common share purchase options (the exercise price of $22,500 were paid via services provided to the company); (3) issued 700,000 common share purchase warrants to consultants for services valued at $740,604; (4) converted accounts payable of $518,000 into a note payable; (5) converted two bridge loans and accrued interest in the amount of $700,000 and $17,500, respectively into 574,000 UGC series `A' preferred shares; and (6) recognized financing costs of $205,000 resulting from two holders of UGC series `A' preferred shares exercising a put option to have the company repurchase 409,999 UGC series `A' preferred shares.

   The accompanying notes are an integral part of these financial statements.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The unaudited consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in the company's Annual Report on Form 10-KSB. The results for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

     GOING CONCERN

     The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. However, the company has incurred significant net losses since its inception and has an accumulated deficit of $7,949,506 and a working capital deficit of $567,570 as of June 30, 2004, had no current source of material revenue at June 30, 2004 and was in default with respect to dividends accrued on its series 'A' preferred stock in the amount of $96,250. The company is also a party to various legal proceedings. These matters raise substantial doubt about the company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

     Management plans to take the following steps that it believes will be sufficient to provide the company with the ability to continue in existence:

     o Management plans to raise additional capital through private equity financing by selling common shares , and to execute additional contracts and acquire other profitable companies;

     o Management plans to seek new profitable government and commercial contracts for its Secure Risks subsidiary;

     o Management acquired Strategic Security Solutions International on July 1, 2004, which just recently was awarded a $3.7 million contract; and

     o Management plans to implement their Shield Defense nonlethal business plan and begin production of its Cobra StunlightTM in the 3rd Quarter 2004.

The $567,570 negative working capital is attributable to the accrual as a liability of (1) a maximum cash penalty of $135,000 should the company fail to register with the SEC on or before May 25, 2005 a total of 2,500,000 common shares sold in a private placement on May 25, 2004, and (2) the value of $449,706 ascribed to 1,250,000 common share purchase warrants granted as compensation to a placement agent in the private placement that are also required to be registered with the SEC by May 25, 2005. Athough the company has accrued the value of the warrants as a liability in accordance with financial accounting principles, no cash or other penalty is payable to the holder of the warrants in the event that the warrants are not timely registered. Management believes that the current cash on hand along with cash expected to be generated from operations will be sufficient to fund operations for the next twelve months.

     STOCK OPTIONS

     The company has adopted only the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the company's net loss attributable to common stockholders and loss per share would be reduced to the pro forma amounts indicated below for the three and six months ended June 30, 2004 and 2003:

                                     THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                     ---------------------------   ---------------------------
                                         2004           2003           2004           2003
                                     ------------   ------------   ------------   ------------
        Net loss:

           As reported               $   (133,815)  $ (1,860,595)  $ (1,199,082)  $  2,284,142)

           Compensation recognized
           under APB 25                        --             --             --             --

           Compensation recognized
           under SFAS 123                (176,754)        (4,958)      (182,711)        (9,915)
                                     ------------   ------------   ------------   ------------

             Pro forma               $   (310,569)  $ (1,865,553)  $ (1,381,793)  $ (2,294,057)
                                     ============   ============   ============   ============

        Basic and diluted loss per
        common share:

           As reported               $      (0.00)  $      (0.12)  $      (0.05)  $      (0.14)

           Pro forma                 $      (0.01)  $      (0.12)  $      (0.05)  $      (0.14)

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

     For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model. The fair value is computed as of the date of grant using the following assumptions for grants in 2004: (i) dividend yield of 0%, (ii) expected volatility of 178%, (iii) weighed-average risk-free interest rate of approximately 3.5%, and (iv) expected life of 3 years.

2.   ACQUISITION

     On February 13, 2004, the company acquired all the issued and outstanding shares of common stock of Emerging Concepts, Inc. (subsequently renamed ISR Systems Corporation) in exchange for 51,908 common shares. The fair market value of the common shares issued in this transaction was $0.385 per share, or $20,000, as determined by the market value of the common shares traded on the OTCBB. This transaction has been accounted for by the purchase method of accounting; accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition.

     The fair value of the assets acquired and liabilities assumed is summarized as follows:

     Cash                                                              $  1,597
     Intangible assets                                                   20,447
     Current liabilities                                                 (2,044)
                                                                       --------
     Purchase price                                                    $ 20,000
                                                                       ========

     Pro forma financial information is not presented since the amounts are immaterial.

3.   LOSS PER SHARE

     In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2004 and 2003, the only potentially dilutive securities were 5,375,000 and 1,665,000 common share purchase options and 2,880,223 and 2,879,875 common share purchase warrants/other options, respectively. In addition at June 30, 2004 and 2003, the company's Universal Guardian Corporation subsidiary ("Guardian Corporation") had outstanding 31,531 and 1,559,894 UGC series `A' preferred shares, that can be converted into 31,531 and 1,559,894 common shares , respectively. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

4.   STOCKHOLDERS' EQUITY

     COMMON SHARES AND COMMON SHARE PURCHASE WARRANTS

     On February 6, 2004, the company issued a total of 3,610,108 shares of common stock for cash in the amount of $1,000,000, net of $106,462 in fees and commissions.

     On May 25, 2004, the company issued a total of 2,500,000 shares of common stock for cash in the amount of $1,500,000 net of $155,000 in commissions and fees. In addition, the company granted to the placement agent warrants to purchase 625,000 shares of common stock at the price of $1.50 per share and a warrant to purchase an additional 625,000 shares of common stock at the price of $2 per share. According to the terms of the underlying common stock purchase agreement and warrants, the company shall file a registration statement to register the common stock and shares underlying the warrants by July 9, 2004, and to use its best efforts to cause the registration statement to be declared effective by September 24, 2004. If the registration statement is not declared effective by the SEC by the target effective date (September 24, 2004), or it does not remain effective and available for use, the company must pay the investors a cash payment of $15,000, such amount being equal to 1% of the purchase price. If the company's failure to procure the effectiveness of the registration statement or to maintain the effectiveness of the registration statement shall continue for more than 30 days, the company must pay the investor $15,000 each month thereafter until the delinquency no longer continues, or 12 months after the closing, whichever is first. As a result of this transaction, the company has accrued the $15,000 monthly non-registration penalty for the nine months or $135,000. In addition, the company has determined the fair value of the 1,250,000 warrants to be $883,298 on the date of issuance computed using the Black-Scholes model under the following assumptions: (1) expected life of 2-3 years; (2) volatility of 178%, (3) risk free interest of 3.5% and (4) dividend rate of 0%. The net amount allocated to the sale of common stock of $1,365,000 ($1,500,000 less accrued registration penalties of $135,000) was proportionately allocated to the common stock and the warrants is the amount of $828,727 and $536,273, respectively. As the Company has not yet filed the registration statement, the amount allocated to the warrants of $536,273 has been recorded as a current liability in accordance with EITF 00-19 and will be adjusted to fair value at each balance sheet date until the earlier of 12 months from the closing date or the SEC declaring the registration statement effective. During the three months ended June 30, 2004, the decrease of the relative fair value of the warrants was $86,567 which is included in other income in the accompanying consolidated statements of operations. The fair value of the warrant liability amounted to $449,706 as of June 30, 2004.

     until the earlier of 12 months or the SEC declaring the registration statement effective. During the three months ended June 30, 2004, the decrease of the relative fair value of the warrants was $86,567 which is included in other income in the accompanying consolidated statements of operations.

     During the six months ended June 30, 2004, the company issued a total of 2,094,288 common shares to consultants and professional for services valued at $1,182,912. The common shares were valued based on their fair value at the date of issuance based on the closing trading price for the company's common stock as quoted on the OTCBB, or if this amount was not determinable, the value of the services provided. In addition, the company also issued a total of 400,000 common share purchase options to member of the advisory board for services valued at $123,500. These warrants were valued using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 3.5%, a dividend yield of 0% and volatility of 187%.

     UGC SERIES `A' PREFERRED SHARES

     At June 30, 2004, Guardian Corporation had 31,531 UGC series `A' preferred shares outstanding. This has been presented on the accompanying financial statements in a manner similar to minority interest.

     On April 8, 2004, Guardian Corporation declared a dividend in kind on the series `A' preferred shares by issuing to the holders of these securities a total of 116,272 UGC series `A' preferred shares valued at $156,968. Since the UGC series `A' preferred shares are convertible into Universal Holdings common shares on a one-for-one basis, the value of the 116,272 UGC series `A' preferred shares issued as a dividend was determined to be $1.35, based upon the market value of the common shares on April 8, 2004. The company has recorded the payment of these UGC series `A' preferred shares issued as a financing cost in the amount of $156,968 in the accompanying consolidated statement of operations, similar to an inducement.

     During the six months ended June 30, 2004, holders of the UGC series `A' preferred shares converted 1,644,635 of those shares into 1,644,635 common shares, including 409,999 UGC series `A' preferred shares converted pursuant to a put option as discussed below.

     As part of an agreement with two investors to convert bridge loans extended to Guardian Corporation and accrued interest thereon into UGC series `A' preferred shares, Guardian Corporation issued to the investors a put option that, if exercised, would require Guardian Corporation to repurchase from the investors the series `A' preferred shares issued at $1.50 per share if exercised between April 15, 2003 and May 15, 2003, and at $1.75 per share if exercised between May 16, 2003 and June 30, 2003. The put option expired on June 30, 2003. The put option was exercised prior to the expiration date with respect to 409,999 UGC series `A' preferred shares at $1.75 per share price. During in 2003, the company recognized as a financing expense the excess of the $1.75 put price and the original offering price of the series `A' preferred shares of $1.25 amounting to $205,000, which was included in current liabilities.

     During the quarter ended June 30, 2004, the two investors holding the put option converted all of their UGC series `A' preferred shares, including the 409,999 shares with respect to which they exercised their put rights, into common shares. As a consequence of this conversion , Guardian Corporation no longer has any obligation to pay cash under the put option, and the company has removed the $205,000 liability and increased additional paid in capital.

5.   LEGAL PROCEEDINGS

     On March 5, 2003, Mr. Michael Zilles, a former employee of the company's Harbour Group subsidiary, filed an action against Guardian Corporation and several of our officers in the U.S. District Court for the Central District

      District of California entitled Zilles v. Michael Skellern, et al., designated Case No. SACV-03-231 GLT (ANx). The complaint alleged a number of claims including, but not limited to, civil RICO violations, securities and common law fraud, breach of contract and rescission, and wrongful termination. Mr. Zilles sought monetary and punitive damages as well as injunctive relief. On September 11, 2003, the federal court granted the company's motion to dismiss and entered an order dismissing with prejudice all of Mr. Zilles' RICO claims. The company then answered the complaint and filed a counterclaim against Mr. Zilles for fraud and rescission among other claims. On June 14, 2004, a notice of settlement was filed with the court whereby all claims asserted by and against Mr. Zilles were resolved. The settlement provides for, inter alia, the payment to Mr. Zilles $255,000 in cash, including the payment of past due commissions in the amount of $192,474, and the delivery to Mr. Zilles of 600,000 common shares currently held by the company which were originally issued in connection with Guardian Corporation's acquisition of The Harbour Group. Mr. Zilles, in turn, would surrender any claims with respect to an additional 1,100,000 common shares held by the company, which would be cancelled. Upon issuance and delivery of the common shares to Mr. Zilles, the action will be dismissed with prejudice. As the company had provided $192,474 for this contingency, an additional $62,526 was recognized in this period as an expense.

     On October 22, 2003, AC Pacific View Corporate Center, Inc., Guardian Corporation's former landlord, filed a complaint for breach of lease for Guardian Corporation's former office space in an action entitled AC Pacific View Corporate Center, Inc. v. Universal Guardian Corporation, et al, designated case no. GIN 033428. Guardian Corporation had previously entered into a lease termination agreement and surrendered possession of these premises to AC Pacific View on or about September 23, 2003. AC Pacific View alleged in the complaint that Guardian Corporation owed approximately $925,000 under the lease. On June 3, 2004, Guardian Corporation entered into a settlement with AC Pacific View whereby the company agreed to pay the sum of $200,000.00 to AC Pacific View on or before December 31, 2004 in full satisfaction of all of the company's obligations arising under the lease. In the event payment is not made by that date, AC Pacific View is entitled to enter judgment against Guardian Corporation for the sum of $200,000.00, less any amount(s) paid. The company has adjusted its estimated accrued liability related to this settlement to $200,000 resulting in a gain of $742,456 and in included in the statement of operations.

     Four of the company's former employees have filed claims against the company seeking to recover $224,940 of past due salaries, car allowances, vacation pay and unreimbursed expenses. Although the company believes these claims are without merit, has affirmative defenses to the claims alleged and intends to assert its own claims for damages against these employees, the company has accrued the claimed amounts in the accompanying consolidated financial statements.

     The company is involved in certain legal proceedings and claims that arise in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the company's financial position or results of operations.

5.   SUBSEQUENT EVENT

      On July 1, 2004, the company's wholly-owned Secure Risks Ltd. ("Secure Risks") acquired all of the shares of Strategic Security Solutions International Ltd. ("SSSI") pursuant to a share exchange. SSSI is a private United Kingdom and Wales limited liability company which provides strategic and tactical security services to established and emerging governments, military services, multi-national corporations and high profile business and individual clients around the globe. Pursuant to the terms of an Agreement And Plan Of Share Exchange, Secure Risks issued 4,101,494 unregistered Universal Holdings common shares to SSSI's shareholders, all of whom have continued as either employees or consultants to Secure Risks. The agreement also provided for the issuance of additional Universal Holdings common shares to SSSI's shareholders based upon additional contracts entered into by July 26, 2004. The company does not believe that any additional contracts have been entered into during this period and therefore no additional shares will be issued pursuant to this provision. Included in the 4,101,494 common shares issued are 2,052,000 common shares (the "escrow shares") which will be retained in escrow by Secure Risks until June 28, 2005. Secure Risks reserves the right to rescind some or all of the escrow shares to the extent (1) SSSI's annualized sales revenue of US $4,000,000 is less than that reflected in unaudited financial statements provided by SSSI, in which case a portion of the escrow shares shall be rescinded equal to the percentage difference in the sales revenue multiplied by the total number of escrow shares then held; and (2) Secure Risks institutes certain claims against SSSI's prior shareholders relating to the breach of their covenants or indemnities under the Agreement And Plan Of Share Exchange, or with respect to certain tax liabilities of SSSI.

     Proforma financial will be presented in the Form 8-K/A upon completion of the audit of SSSI, to be filed within required period.

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

OVERVIEW

     Universal Holdings is a holding company which provides security products and services to mitigate terrorist, criminal and security threats for governments and businesses worldwide through our various operating subsidiaries.

     Our Secure Risks Ltd. subsidiary ("Secure Risks"), and its Strategic Security Solutions International Ltd. subsidiary ("SSSI"), provide comprehensive business risk solutions and strategic and tactical security services to protect government and commercial assets worldwide. Secure Risks and SSSI services include threat assessment, risk analysis, country risk management, business intelligence, corporate investigations, information assurance, kidnap and ransom, intellectual property and brand protection, identification of theft and investigations of fraud, money laundering, stock manipulation, as well as strategic security including executive and diplomatic security, close and force protection and training.

     Our Shield Defense International Ltd. subsidiary, and its Shield Defense Corporation subsidiary, focus on designing and producing nonlethal or less-lethal personal protection devices and projectiles for use by the military, law enforcement, private security and consumer personal protection markets. Shield Defense International and Shield Defense Corporation (collectively, "Shield Defense") has recently completed development on two products which we are currently introducing to the market. The first of these products, the Cobra StunLight(TM), is a heavy duty flashlight that launches a laser-aimed stream of either OC (pepper spray) or CS (tear gas). The second product, the Python Projectile Launcher, is a semi-automatic projectile launcher which can debilitate an assailant using a proprietary frangible projectile. Development of the Cobra Stunlight and Python projectiles launchers have been completed, with the U.S. Navy patented projectiles pending final development and production. We are currently developing international sales and marketing channels through to facilitate the introduction of these products to the targeted markets.

     Our ISR Systems Corporation subsidiary ("ISR Systems") focuses on providing integrated security platforms that help mitigate terrorist and security threats against high value targets such as military installations, government buildings and critical infrastructure such as transportation networks, embassies, ports, airports, borders, and commercial and industrial facilities such as power plants, petroleum refineries and chemical plants.

UNIVERSAL GUARDIAN CORPORATION; DISCONTINUED OPERATIONS

     On December 30, 2002, we consummated a share exchange pursuant to which we acquired Universal Guardian Corporation ("Guardian Corporation") as our wholly-owned subsidiary, and the shareholders of Guardian Corporation acquired approximately 70% of our outstanding common shares, and 69.1% of our total capital stock. Since the shareholders of Guardian Corporation obtained control of our company, we treated the share exchange as a recapitalization for accounting purposes, pursuant to which Universal Holdings was required, in a manner similar to reverse acquisition accounting treatment, to adopt Guardian Corporation's historical financial statements as those of our company, including with respect to periods pre-dating the acquisition. Accordingly, in reading the following discussion of our consolidated financial condition and results of operations, please keep in mind that, to the extent that condition and those results pre-date our acquisition of Guardian Corporation, they reflect Guardian Corporation's consolidated financial condition and results of operations.

     The sole income producing asset of Guardian Corporation was its subsidiary, The Harbour Group, Inc. ("Harbour Group"), which, in turn, had one income producing asset, a subcontract with Northern NEF, Inc, which provided waterside security systems for U.S. naval port facilities. On September 23, 2003, Harbour Group was notified that Northern NEF's contract with the U.S. Navy was terminated for the "Convenience of the Government", thereby terminating its subcontract with Northern NEF. Since the termination of the subcontract, we have undertaken the development of new businesses, intellectual property and products through our Secure Risks, Shield Defense and ISR Systems subsidiaries as described above, and have allowed both Harbour Group and Guardian Corporation to become dormant companies. Harbour Group's and Guardian Corporation's only business activities at the time of this report are the collection of final amounts due under Harbour Group's subcontract with Northern NEF and settlement amounts being claimed by Guardian Corporation under applicable U.S. Government Federal Acquisition Regulations. Since our financial statements are prepared on a consolidated basis, all of the revenues and a substantial portion of the costs reflected in our consolidated financial condition and results of operations consist of those of Harbour Group. Since Harbour Group's subcontract with Northern NEF has been terminated and we have allowed the company to become dormant, there will be no further revenues generated by that company other than the collection of amounts claimed from the U.S. Navy in connection with that termination. Accordingly, in reading the discussion of our consolidated financial condition and results of operations provided below, please keep in mind that our actual future results will likely differ considerably from our historical results.

GOING CONCERN

     Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. Through June 30, 2004, we had no revenues, as the active business of our Harbour Group subsidiary terminated in late 2003, our Secure Risks subsidiary had not yet closed the acquisition for SSSI, and our Shield Defense and ISR Systems had not yet introduced their products to market. On July 1, 2004, our Secure Risks subsidiary completed the acquisition of SSSI, which is revenue producing. For its fiscal year ended March 31, 2004, SSSI reported unaudited sales of $995,648 ((pound)541,113) and profits before dividends of $113,296 ((pound)61,574).

     As of June 30, 2004, we (1) had incurred net losses since our inception of $7,949,506; (2) had a working capital deficit of $567,570; (3) were in default with respect to dividends accrued with for our series `A' preferred stock in the amount of $96,250; and (4) were involved in certain litigation. The foregoing matters raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements and their explanatory notes included as part of this report do not include any adjustments that might result from the outcome of this uncertainty, nor do they include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

     The $567,570 negative working capital is attributable to the accrual as a liability of (1) a maximum cash penalty of $135,000 should the company fail to register with the SEC on or before May 25, 2005 a total of 2,500,000 common shares sold in a private placement on May 25, 2004, and (2) the value of $449,706 ascribed to 1,250,000 common share purchase warrants granted as compensation to a placement agent in the private placement that are also required to be registered with the SEC by May 25, 2005. Athough the company has accrued the value of the warrants as a liability in accordance with financial accounting principles, no cash or other penalty is payable to the holder of the warrants in the event that the warrants are not timely registered. Management believes that the current cash on hand along with cash expected to be generated from operations will be sufficient to fund operations for the next twelve months.


RESULTS OF OPERATIONS

     REVENUES AND GROSS MARGIN

     Revenue for the three and six months ended June 30, 2004 was $0, as compared to $1,482,224 and $3,379,790 for the three months and six months ended June 30, 2003, respectively. Cost of revenue for the three and six months ended June 30, 2003 was $1,462,402 and $2,955,551, respectively, and gross margin for these periods were 1.3% and 12.6%, respectively.

     Our revenue for fiscal 2003 was principally from contracts for services and installation of our integrated security systems by Harbour Group in four U.S. Navy harbors in the United States and Europe. As previously discussed, we were notified in September 2003 that Northern NEF's contract with the U.S. Navy was terminated, thereby terminating our subcontract with Northern NEF.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses for the three months ended June 30, 2004 was $805,362, as compared to $1,652,495 for the same period in 2003. Selling, general and administrative expenses for the six months ended June 30, 2004 was $1,913,969, as compared to $2,472,399 for the same period in 2003. The decrease in selling, general and administrative expenses for both the three and six months ended June 30, 2004 was attributable to the reduction in salaries and wages and general office overhead attributable to the decrease in personnel and operations in the latter half of fiscal 2003 arising from the termination of our subcontract with Northern NEF in September 2003; partially offset by increased legal fees with respect to the six months ended June 30, 2004.

     Interest expense for the three months ended June 30, 2004 was $687, as compared to $22,922 for the same period in 2003. Interest expense for the six months ended June 30, 2004 was $1,367, as compared to $30,982 for the same period in 2003. Interest expense relates to interest on notes payable and capital leases. The decrease in interest expense for both the three and six months ended June 30, 2004 was attributable to lower loan balances as a consequence of the conversion on December 30, 2003 of $150,000 of note indebtedness by Guardian Corporation into Universal Holdings common shares.

     We had financing costs of $156,968 for each of the three months and six months ended June 30, 2004, as compared to $205,000 in financing costs for each of the corresponding periods in 2003. The $205,000 in financing costs in 2003 related to the exercise of a put option by two investors to require Guardian Corporation to repurchase 409,999 UGC series `A' preferred shares pursuant to the terms an agreement whereby the investors previously converted bridge loans extended to Guardian Corporation and accrued interest thereon into those shares. However, under corporate law Guardian Corporation was prohibited from repurchasing the shares since its total assets were less than its total liabilities. The financing cost of $205,000 was calculated as the difference between the $1.75 put price and the carrying amount of the put shares of $1.25 times the number of put shares. The financing costs in 2004 is a dividend in kind paid by Guardian Corporation on with respect to all outstanding UGC series `A' preferred shares with a value of $156,968.

     We had previously accrued the value of the future payments remaining on the lease upon our abandonment of the office building in 2003 in the amount of $942,456. We settled this dispute with our former landlord and agreed to pay $200,000 by December 31, 2004.

     Other income for the three and six months ended June 30, 2004 was $86,567 and $130,317, respectively, as compared to $0 for the corresponding periods in 2003. The $86,567 in other income is the decrease in the accrued warrant liability. With respect to the six months ended June 30, 2004, in addition to the decrease in the warrant liability, we also settled a debt with a vendor in the amount of $87,500 for a cash payment of $43,750 which resulted in a gain on the forgiveness of debt of $43,750 recorded as other income.

LIQUIDITY AND CAPITAL RESOURCES

     HISTORICAL SOURCES OF CASH

     From January 1, 2002 through June 30, 2004, we have principally financed our operations and acquisitions From January 1, 2002 through June 30, 2004, we have principally financed our operations and acquisitions through a combination of (1) the sale of common shares for cash ($2,238,537); (2) the sale of UGC series `A' preferred shares for cash ($494,947); (3) the issuance of our common shares in exchange for securities of companies we have acquired ($17,000); (4) the issuance of our common shares and/or options or warrants to purchase our common shares to various consultants in payment for the provision of their services, or to other creditors in satisfaction of our indebtedness to them ($3,373,000); (5) short-term financings ($700,000); and (6) revenues received from our Harbour Group subsidiary before the termination of its subcontract and business.

     CASH POSITION AND SOURCES AND USES OF CASH

     Our cash and cash equivalents position as of June 30, 2004 was $1,331,858, as compared to $25,648 as of December 31, 2003. The increase in our cash and cash equivalents position for the six-month interim period ended June 30, 2004 was attributable to $2,267,328 in cash raised from financing activities, partially offset by $946,555 in cash used in operating activities and $14,563 in cash used in investing activities.

     Our operating activities used cash in the amount of $946,555 for the six-month interim period ended June 30, 2004, as compared to $1,388,799 for the corresponding interim period in fiscal 2003. The $946,555 in cash used for the six-month interim period ended June 30, 2004 reflected our net loss of $1,199,082 for that interim period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $1,388,799 of cash used in operating activities for our six-month interim period ended June 30, 2003 reflected our net loss of $2,284,142 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The significant reduction in our net loss is attributable to the downsizing of our operations during the latter half of 2003 due to the termination of certain personnel and our subcontract with Northern NEF.

     During the six months ended June 30, 2004, we used $14,563 of cash from investing activities, as compared to using $152,061 of cash in investing activities for the six months ended June 30, 2003. The reduction in our investing activities for the six months ended June 30, 2004 over the prior corresponding period was a reduction in payments for software development.

     During the six months ended June 30, 2004, our financing activities provided cash in the amount of $2,267,328, as compared to the use of cash in the amount of $498,048 for the six months ended June 30, 2003. The principal sources of cash for the six-month interim period ended June 30, 2004 was the issuance of common shares ($2,500,000), partially offset by offering costs in the amount of $261,463. The principal sources of cash for the six-month interim period ended June 30, 2003 was the issuance of UGC series `A' preferred shares common stock ($494,947) and cash overdrafts ($305,080) partially offset by payments on notes ($299,811).

     OFF-BALANCE SHEET ARRANGEMENTS

     There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

     PLAN OF OPERATION

     Our plan of operation for the twelve month period following the date of this report is for our Secured Risks subsidiary to continue to increase sales activities; our ISR System subsidiary to commence the sale of its services; and our Shield Defense subsidiary to commence the sale of its products. We currently have budgeted $17,118,017 in costs for the twelve month period following the date of this report, including $14,299,613 in costs of goods sold; $2,683,053 in general, sales and marketing expenses, $30,000 in research and development expenses, and $105,351 for the purchase or sale of plant and significant equipment.

     As of June 30, 2004, we had $1,331,858 in cash and cash equivalents and a working capital deficit of $567,570 to fund our operations. We believe that cash generated by the operations of our Secure Risks subsidiary in conjunction with available working capital will be sufficient to continue our business for the next twelve months. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated. To the extent it become necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

     We currently have a staff comprised of seven executive officers, four regional directors and eight employees. We also use the services of 256 consultants and contractors paid under various government and commercial contracts. We anticipate that the employees and consultants currently engaged by the company will be able to handle most of our any additional administrative, research and development, sales and marketing, and manufacturing requirements incurred during this period, and therefore do not anticipate that we will need to employ any significant number of additional employees or consultants.

     Our current facilities and arrangements, including manufacturing, will also be adequate to conduct all of our operations this period. If we experience significant demand, however, we will expand both our personnel and facilities accordingly.

     Our anticipated costs described above are estimates based upon our current business plan. Our actual costs could vary materially from those estimated. Further, we could also change our current business plan resulting in a change in our anticipated costs. See that section of this report captioned "Advisements".

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

RISKS RELATING TO OUR BUSINESS

     WE HAVE NO REVENUES TO DATE AND HAVE ACCUMULATED LOSSES SINCE OUR INCEPTION. OUR CONTINUED INABILITY TO GENERATE REVENUES AND PROFITS COULD CAUSE US TO GO OUT OF BUSINESS.

     We have incurred a cumulative operating loss in the amount of $7,949,506 from our inception through June 30, 2004. We have no products or services on the market as of the date of this report that have generated revenues as the result of the discontinuation by Harbour Group, the wholly-owned subsidiary of Guardian Corporation, of its business in late 2003. While our Secure Risks subsidiary will generate revenues through its recent acquisition of SSSI, and while our Defense Shield subsidiary has recently introduced its products to market, we nevertheless project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs revenues for an indefinite period of time. We anticipate that we will continue to incur substantial operating losses for this indefinite period of time, notwithstanding any anticipated revenues we may receive when our products are initially introduced to markets, due to the significant costs associated with the development and marketing of our products and services.

     OUR INABILITY TO RAISE ADDITIONAL WORKING CAPITAL WOULD IMPEDE OUR ABILITY TO FUND OUR OPERATIONS AND TO OTHERWISE EXECUTE OUR BUSINESS PLAN, LEADING TO THE REDUCTION OR SUSPENSION OF OUR OPERATIONS AND ULTIMATELY OUR GOING OUT OF BUSINESS.

     As of June 30, 2004, we had $1,331,858 in cash and cash equivalents and a working capital deficit of $567,570 to fund our operations. We believe that cash generated by the operations of our Secure Risks subsidiary in conjunction with available working capital will be sufficient to continue our business for the next twelve months. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated. To the extent it become necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

     Our independent auditors noted in their report accompanying our financial statements for our fiscal year ended December 31, 2003 that we had incurred net losses since our inception and had a working capital deficit, and stated that those conditions raised substantial doubt about our ability to continue as a going concern. Note 1 to our financial statements contained in this report addressed management's plans to address the working capital deficit. We cannot assure you that our business plans will be successful in addressing these issues. If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our common shares.

     EVEN IF WE ARE ABLE TO RAISE ADDITIONAL FINANCING, WE MIGHT NOT BE ABLE TO OBTAIN IT ON TERMS THAT ARE NOT UNDULY EXPENSIVE OR BURDENSOME TO THE COMPANY OR DISADVANTAGEOUS TO OUR EXISTING SHAREHOLDERS.

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

     WE WILL FACE INTENSE COMPETITION FROM COMPETITORS THAT HAVE GREATER FINANCIAL, TECHNICAL AND MARKETING RESOURCES. THESE COMPETITIVE FORCES MAY IMPACT OUR PROJECTED GROWTH AND ABILITY TO GENERATE REVENUES AND PROFITS.

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

     WE ARE DEPENDENT FOR OUR SUCCESS ON A FEW KEY EXECUTIVE OFFICERS. WERE WE TO LOSE ONE OR MORE OF THESE KEY EXECUTIVE OFFICERS, WE WOULD BE FORCED TO EXPEND SIGNIFICANT TIME AND MONEY IN THE PURSUIT OF A REPLACEMENT, WHICH WOULD RESULT IN BOTH A DELAY IN THE IMPLEMENTATION OF OUR BUSINESS PLAN AND THE DIVERSION OF WORKING CAPITAL.

     Our success depends to a critical extent on the continued efforts of services of our Chief Executive Officer, Mr. Michael J. Skellern, and to a lesser degree on the Presidents of our Secure Risks and Shield Defense subsidiaries, Messrs. Michael J. Stannard and Dennis M. Cole, respectively. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. Although Messrs. Skellern, Stannard and Cole have signed employment agreements providing for their continued service to the company through July 31, 2007, May 31, 2007 and August 30, 2005, respectively, these agreements will not preclude either of these employees from leaving the company. We do not currently carry key man life insurance policies on any of our key executive officers which would assist us in recouping our costs in the event of the loss of those officers.

     WE PLAN TO GROW VERY RAPIDLY, WHICH WILL PLACE STRAINS ON OUR MANAGEMENT TEAM AND OTHER COMPANY RESOURCE TO BOTH IMPLEMENT MORE SOPHISTICATED MANAGERIAL, OPERATIONAL AND FINANCIAL SYSTEMS, PROCEDURES AND CONTROLS AND TO TRAIN AND MANAGE THE PERSONNEL NECESSARY TO IMPLEMENT THOSE FUNCTIONS. OUR INABILITY TO MANAGE OUR GROWTH COULD IMPEDE OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN.

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

     WE INTEND TO RELY UPON LICENSEES, STRATEGIC PARTNERS OR THIRD PARTY MARKETING AND DISTRIBUTION PARTNERS TO PROVIDE A SIGNIFICANT PART OF OUR MARKETING AND SALES FUNCTIONS FOR OUR SHIELD DEFENSE PRODUCTS. SHOULD THESE OUTSIDE PARTIES FAIL TO PERFORM AS EXPECTED, WE WILL NEED TO DEVELOP OR PROCURE OTHER MARKETING AND DISTRIBUTION CHANNELS, WHICH WOULD CAUSE DELAYS OR INTERRUPTIONS IN OUR PRODUCT SUPPLY AND RESULT IN THE LOSS OF SIGNIFICANT SALES OR CUSTOMERS.

     We currently have no internal sales, marketing and distribution capabilities for our Shield Defense products, and will rely extensively on third-party licensees, strategic partners or third party marketing and distribution companies to perform a significant part of those functions. As a consequence of that reliance, our ability to effectively market and distribute our Shield Defense products will be dependent in large part on the strength and financial condition of others, the expertise and relationships of those third-parties with customers, and the interest of those parties in selling and marketing our products. Prospective third-party licensees, strategic partners and marketing and distribution parties may also market and distribute the products of other companies. If our relationships with any third-party licensees, strategic partners or marketing and distribution partners were to terminate, we would need to either develop alternative relationships or develop our own internal sales and marketing forces to continue to sell our Shield Defense products. Even if we are able to develop our internal sales, marketing and distribution capabilities, these efforts would require significant cash and other resources that would be diverted from other uses, if available at all, and could cause delays or interruptions in our product supply to customers, which could result in the loss of significant sales or customers. We can give you no assurance that we will be successful in our efforts to engage licensees, strategic partners or third party marketing and distribution companies to meet our sales, marketing and distribution requirements for our Shield Defense products.

     OUR ABILITY TO GENERATE REVENUES AND PROFITS AND TO OTHERWISE IMPLEMENT OUR BUSINESS PLAN AND GROWTH STRATEGIES WILL BE ADVERSELY AFFECTED IF THE THIRD-PARTY MANUFACTURERS OR SUPPLIERS WE INTEND TO RELY UPON TO MANUFACTURE OUR SHIELD DEFENSE PRODUCTS FAIL TO PERFORM AS EXPECTED. THIS FAILURE WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND THE VALUE OF YOUR INVESTMENT.

     We currently have no internal manufacturing capability for our Shield Defense products, and will rely extensively on licensees, strategic partners or third party contract manufacturers or suppliers. A delay or interruption in the supply of components or finished products could adversely affect our ability to introduce our Shield Defense products onto the market. Should we be forced to manufacture our Shield Defense products, we cannot give you any assurance that we will be able to develop an internal manufacturing capability or procure third party suppliers. Moreover, we cannot give you any assurance that any contract manufacturers or suppliers we procure will be able to supply our Shield Defense product in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

     THE CONSUMER MARKETS FOR OUR PRODUCTS MAY BE SUBJECT TO GOVERNMENTAL REGULATION, WHICH COULD IMPEDE OUR ABILITY TO INTRODUCE OUR DEFENSE AND SECURITY PRODUCTS AND SERVICES INTO OUR TARGET MARKETS.

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

     OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD ALLOW COMPETITORS TO USE OUR PROPERTY RIGHTS AND TECHNOLOGIES IN COMPETITION AGAINST OUR COMPANY, WHICH WOULD IMPEDE OUR ABILITY TO INTRODUCE OUR DEFENSE AND SECURITY PRODUCTS AND SERVICES O MARKET AND TO OTHERWISE GROW OUR REVENUES AND GENERATE PROFITS.

     We rely on a combination of patent, patent pending, copyright, trademark and trade secret laws, proprietary rights agreements and non-disclosure agreements to protect our intellectual properties. We cannot give you any assurance that these measures will prove to be effective in protecting our intellectual properties. Our inability to protect our intellectual property rights could allow competitors to use our property rights and technologies in competition against our company, which would impede our ability to introduce our defense and security products and services to market and to otherwise grow our revenues and generate profits.

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

     THE APPLICATION OF THE "PENNY STOCK" RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON SHARES AND INCREASE YOUR TRANSACTION COSTS TO SELL THOSE SHARES.

     As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors, generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell the common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

     OUR COMMON SHARES ARE THINLY TRADED, SO YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO SELL YOUR SHARES TO RAISE MONEY OR OTHERWISE DESIRE TO LIQUIDATE YOUR SHARES.

     Our common shares have historically been sporadically or "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

     THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN DEVELOPMENT STAGE COMPANY WITH A SMALL AND THINLY-TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF REVENUES OR PROFITS TO DATE FOR OUR NEWLY INTRODUCED PRODUCTS, WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU. THE VOLATILITY IN OUR COMMON SHARE PRICE MAY SUBJECT US TO SECURITIES LITIGATION.

     The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, we have relatively few common shares outstanding in the "public float" since most of our shares are held by a small number of shareholders. In addition, as noted above, our common shares are sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of revenues or profits to date, and uncertainty of future market acceptance for our products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Additionally, in the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

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

     OUR OFFICERS AND DIRECTORS OWN OR CONTROL A SIGNIFICANT PORTION OF OUR OUTSTANDING COMMON SHARES, GIVING THEM THE ABILITY TO CONTROL OR OTHERWISE INFLUENCE OUR MANAGEMENT AND THE OUTCOME OF CORPORATE ACTIONS REQUIRING SHAREHOLDER APPROVAL NOTWITHSTANDING THE OVERALL OPPOSITION OF OUR OTHER SHAREHOLDERS. THIS CONCENTRATION OF OWNERSHIP COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF OUR COMPANY THAT MIGHT OTHERWISE RESULT IN YOU RECEIVING A PREMIUM OVER THE MARKET PRICE FOR YOUR COMMON SHARES.

     Currently, our officers and directors beneficially own or control approximately 45% of our outstanding common shares as of the date of this report. As a consequence of their substantial stock holdings, these shareholders will have the ability to elect a majority of our board of directors, and thereby control our management. These shareholders will also have the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.

     There were outstanding as of June 30, 2004 common share purchase options and warrants entitling the holders to purchase 8,255,223 common shares at a weighted average exercise price of $0.74 per share. The exercise price for all of the aforesaid warrants may be less than your cost to acquire our common shares. There are also outstanding 31,531 UGC series `A' preferred shares convertible into 31,531 UGC Universal Holdings common shares based upon a $1.25 per share stated value and conversion rate, which may also be less than your cost to acquire our common shares. In the event of the exercise or conversion of these convertible securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants, which may substantially depress the prevailing market prices for our common shares.

     OUR CERTIFICATE OF INCORPORATION CONTAINS PROVISIONS THAT COULD MAKE IT MORE DIFFICULT FOR OUR SHAREHOLDERS TO REPLACE A MAJORITY OF DIRECTORS AND OBTAIN CONTROL OF OUR BOARD OF DIRECTORS IN THE EVENT WE NO LONGER REMAIN SUBJECT TO RESTRICTIONS OR REQUIREMENTS IMPOSED ON "QUASI-FOREIGN" CORPORATIONS UNDER CALIFORNIA CORPORATE LAW.

     Our certificate of incorporation (1) permits our board of directors to increase the size of our board to up to nine members, and to fill any vacancy created by a majority vote, (2) limits the right to call special meeting of our shareholders to our President, Chairman of the Board, or board of directors, and
(3) limits the right to remove a director to the affirmative vote of holders of 80% of our voting securities. Our certificate of incorporate also provides that we shall have a classified board of directors composed of three classes of directors, each class serving a staggered three year term. These provisions would generally make it more difficult for our shareholders to replace a majority of our directors and obtain control of our board of directors. While these provisions are allowable under Delaware corporate law under which we are governed, these provisions are not currently allowable due to our present status as a "quasi-foreign" corporation governed by selected provisions of California corporate law. In the event we conduct 50% or more of our business outside of California, or should 50% or more of our voting securities become held of record by persons having addresses outside of California, or should our shares become listed or traded on the New York Stock Exchange, the American Stock Exchange, or the National Market System of the Nasdaq Stock Market, we would no longer be subject to the provisions and protections imposed on quasi-foreign corporations under section 2115, and the foregoing provisions would become fully applicable.

     WE ARE SUBJECT TO THE DELAWARE BUSINESS COMBINATION ACT, WHICH COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF OUR COMPANY THAT MIGHT OTHERWISE RESULT IN YOU RECEIVING A PREMIUM OVER THE MARKET PRICE FOR YOUR COMMON SHARES.

     As a Delaware corporation, we are subject to the Delaware Business Combination Act which precludes a shareholder who owns 15% or more of our shares from entering into a "business combination" involving our company for a period of three years, unless (1) our board of directors approves the combination before the shareholder acquires the 15% interest; (2) the interested shareholder acquires at least 85% of our shares as part of the transaction in which he acquired the initial 15%, excluding shares owned by our officers who are also directors and voting stock held by employee benefit plans; or (3) the combination is approved by a majority vote of our board of directors and two-thirds vote of our other shareholders at a duly called shareholders' meeting. A "business combination" is defined as (1) a merger or consolidation requiring shareholder approval, (2) the sale, lease, pledge, or other disposition of our assets, including by dissolution, having at least 50% of the entire asset value of our company, or (3) a proposed tender or exchange offer of 50% or more of our voting stock.

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

                                LEGAL PROCEEDINGS

     Except as described below, during the three-month interim period ended June 30, 2004 and through the date of this report, there were (1) no material legal or governmental proceedings relating to our company or properties to which we are a party or to which any director officer, affiliate or owner of 5% of any class of our voting securities is a party adverse or has a material interest adverse to the company was filed, and (2) there were no settlements of or material developments relating to any previously reported material pending legal or governmental proceedings of the nature described above.

     o On March 5, 2003, Mr. Michael Zilles, a former employee of the company's Harbour Group subsidiary, filed an action against Guardian Corporation and several of our officers in the U.S. District Court for the Central District of California entitled Zilles v. Michael Skellern, et al., designated Case No. - SACV-03-231 GLT (ANx). The complaint alleged a number of claims including, but not limited to, civil RICO violations, securities and common law fraud, breach of contract and rescission, and wrongful termination. Mr. Zilles sought monetary and punitive damages as well as injunctive relief. On September 11, 2003, the federal court granted the company's motion to dismiss and entered an order dismissing with prejudice all of Mr. Zilles' RICO claims. We then answered the complaint and filed a counterclaim against Mr. Zilles for fraud and rescission among other claims. On June 14, 2004, a notice of settlement was filed with the court whereby all claims asserted by and against Mr. Zilles were resolved. The settlement provides for, inter alia, the payment to Mr. Zilles $255,000 in cash, including the payment of past due commissions in the amount of $192,474, and the delivery to Mr. Zilles of 600,000 common shares currently held by the company which were originally issued in connection with Guardian Corporation's acquisition of The Harbour Group. Mr. Zilles, in turn, would surrender any claims with respect to an additional 1,100,000 common shares held by the company, which would be cancelled. Upon issuance and delivery of the common shares to Mr. Zilles, the action will be dismissed with prejudice.

     o On October 22, 2003, AC Pacific View Corporate Center, Inc., Guardian Corporation's former landlord, filed a complaint for breach of lease for Guardian Corporation's former office space in an action entitled AC Pacific View Corporate Center, Inc. v. Universal Guardian Corporation, et al, designated case no. GIN 033428. Guardian Corporation had previously entered into a lease termination agreement and surrendered possession of these premises to AC Pacific View on or about September 23, 2003. AC Pacific View alleged in the complaint that Guardian Corporation owed approximately $925,000 under the lease. On June 3, 2004, Guardian Corporation entered into a settlement with AC Pacific View whereby the company agreed to pay the sum of $200,000.00 to AC Pacific View on or before December 31, 2004 in full satisfaction of all of the company's obligations arising under the lease. In the event payment is not made by that date, AC Pacific View is entitled to enter judgment against Guardian Corporation for the sum of $200,000.00, less any amount(s) paid.

                    CHANGES IN SECURITIES AND USE OF PROCEEDS

MODIFICATION OF INSTRUMENTS DEFINING RIGHTS OF HOLDERS OF CLASS OF REGISTERED SECURITIES

     There was no material modification of any instruments defining the rights of holders of any class of our registered securities during the three-month interim period ended June 30, 2004.

LIMITATION OR QUALIFICATION OF RIGHTS OF CLASS OF REGISTERED SECURITIES BY ISSUANCE OR MODIFICATION OF ANY OTHER CLASS OF SECURITIES

     There was no limitation or qualification of rights of any class of our registered securities as the result of the issuance or modification of any other class of our securities during the three-month interim period ended June 30, 2004.

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

     We sold the following securities not registered under the Securities Act of 1933 during the three-month interim period ended June 30, 2004: The following securities were sold without registration under the Securities Act of 1933 by reason of the exemption afforded under SEC Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act. The offer and sale of the securities was exempt from the registration requirements of the Securities Act under Rule 506 insofar as: (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) pursuant to Rule 506(b)(2)(i), there were no more than 35 non-accredited investors in the offering; (3) pursuant to Rule 506(b)(2)(ii), each purchaser in the offering who was not accredited either alone or with his purchaser representative had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risk of the investment, or the company reasonably believed immediately prior to making the sale that such investor came with this description; (4) no offers or sales under the offering was effected through any general solicitation or general advertising within the meaning of Rule 502(c); and (5) the transfer of the securities in the offering were restricted by the company in accordance with Rule 502(d). Except as stated below with respect to Hunter World Markets, no underwriting discounts or commissions were payable with respect to the offering.

     o On March 25, 2004, we granted to Mr. William C. Lowe, in his capacity as a director of Universal Holdings, fully vested common share purchase options entitling him to purchase 500,000 restricted common shares at the exercise price of $0.75 per share. These options lapse to the extent unexercised on March 24, 2009. We valued the options at $362,400 for financial statement purposes using the Black-Scholes model.

     o On April 1, 2003, we issued 80,658 restricted common shares to Mr. Erick Richardson in settlement of $62,107 in indebtedness arising from the provision of legal services by his firm.

     o On May 1, 2004, we granted to Mr. Kurt Schaerer, in his capacity as managing director of our Shield Defense International subsidiary, a common share purchase option entitling him to purchase 150,000 restricted common shares at the exercise price of $0.75 per share. One-half of these options vest on the first anniversary of the grant date, and the balance vest on the second anniversary These options lapse to the extent unexercised on April 30, 2009. We valued the options at $99,308 for financial statement purposes using the Black-Scholes model.

     o On May 15, 2003, we issued 50,000 restricted common shares to Richardson & Patel LLP in settlement of $47,000 in indebtedness arising from the provision of legal services by that firm.

     o On May 25, 2004, we sold 2,500,000 restricted common shares to Absolute Return Europe Fund in a private placement for cash for total gross proceeds of $1,500,000. As part of that transaction, we issued common share purchase warrants to Hunter World Markets, Inc., as placement agent, entitling it to purchase 625,000 unregistered common shares at $1.50 per share through May 27,2006, and an additional 625,000 unregistered common shares at $2 per share through May 27,2007. We valued the warrants granted to Hunter World Markets at $883,298 for financial statement purposes using the Black-Scholes model.

     o On June 1, 2004, we granted to Mr. Michael J. Standard, in his capacity as managing director of our Secured Risks subsidiary pursuant to the terms of his employment agreement, a common share purchase option entitling him to purchase 1,250,000 restricted common shares at the exercise price of $0.85 per share. One-half of these options vest on grant, and the balance vest on the first anniversary of grant These options lapse to the extent unexercised on May 30, 2009. We valued the options at $937,908 for financial statement purposes using the Black-Scholes model.

     o On June 3, 2003, we issued 106,121 restricted common shares to Richardson & Patel LLP in settlement of $108,243 in indebtedness arising from the provision of legal services by that firm.

     o On June 15, 2004, we granted to Mr. Marion J. Barcikowski, in his capacity as our chief financial officer pursuant to the terms of his employment agreement, a common share purchase option entitling him to purchase 100,000 restricted common shares at the exercise price of $0.92 per share. One-half of these options vest on the first anniversary of the grant date, and the balance vest on the second anniversary These options lapse to the extent unexercised on May 30, 2009. We valued the options at $81,212 for financial statement purposes using the Black-Scholes model.

USE OF PROCEEDS OF REGISTERED OFFERINGS

     Universal Holdings filed a registration statement on form SB-2 (pre-effective amendment no. 1) with the SEC on May 13, 2004, which registration statement was declared effective by the SEC on May 24, 2004. This registration statement registered the sale of up to 8,645,342 common shares held by various shareholders of the company. The common shares to be sold under the registration statement will be sold from tome-to-time by the selling shareholders at prevailing market prices. All proceeds of the sales will be retained by the selling shareholders, and will not be paid or remitted or otherwise made available to the company. The estimated costs and expenses for the offering is $97,000. No payments have or will be made to any directors, officers, general partners of the company or their associates; to persons owning 10% or more of any class of the company's equity securities, or to any other affiliates of the company.

REPURCHASES OF EQUITY SECURITIES

     We did not repurchase any equity securities during the three-month interim period ended June 30, 2004.

                         DEFAULTS UPON SENIOR SECURITIES

     No defaults upon senior securities occurred during the three-month interim period ended June 30, 2004.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote by the holders of our securities during the three-month interim period ended June 30, 2004.

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

                        EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

10.1 Employment Agreement dated June 1, 2004 between Secure Risks Ltd. and Michael J. Stannard *

10.2 Employment Agreement dated June 15, 2004 between Universal Guardian Holdings. Inc. and Marian Barcikowski *

31.1 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act *

31.2 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act *

32.1 Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act *

32.1 Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act *

         -----------------------------
         *      Filed herewith

REPORTS ON FORM 8-K

     We did not file any current reports on form 8-K during the three-month interim period ended June 30, 2004.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated at Newport Beach, California, this 23rd day of August, 2004.

                             UNIVERSAL GUARDIAN HOLDINGS, INC.

                             By:    /s/  Michael J. Skellern
                                    --------------------------------------------
                                    Michael J. Skellern
                                    President and Chief Executive Officer
                                    (principal executive officer)

                             By:    /s/ Marian J. Barcikowski
                                    --------------------------------------------
                                    Marian J. Barcikowski
                                    Chief Financial Officer
                                    (principal accounting and financial officer)