Form 10QSB
period 2004-09-30
UNIVERSAL GUARDIAN HOLDINGS INC
filed 2004-11-23
CIK 859916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-QSB

                                -----------------

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90
DAYS: YES [X] NO [ ]

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATe: 35,956,309 SHARES OF COMMON STOCK, PAR VALUE $0.001 PER SHARE, AS OF NOVEMBER 18, 2004

                                TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
ADVISEMENTS..........................................................................................i
CONSOLIDATED BALANCE SHEET...........................................................................1
CONSOLIDATED STATEMENTS OF OPERATIONS................................................................2
CONSOLIDATED STATEMENTS OF CASHFLOW..................................................................3
NOTES TO FINANCIAL STATEMENTS........................................................................5
MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS.....................................................................................11
        General.....................................................................................11
        Going Concern...............................................................................12
        Results Of Operations.......................................................................12
        Liquidity And Capital Resources.............................................................14
        Off-Balance Sheet Arrangements..............................................................16
        Critical Accounting Policies................................................................16
UNCERTAINTIES AND OTHER RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS
  AND FINANCIAL CONDITION...........................................................................16
        Risks Relating To Our Business..............................................................16
        Risks Relating To An Investment In Our Securities...........................................20
LEGAL PROCEEDINGS...................................................................................24
CHANGES IN SECURITIES AND USE OF PROCEEDS...........................................................24
        Modification Of Instruments Defining Rights Of Holders Of Class of Registered Securities....24
        Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or
          Modification Of Any Other Class Of Securities.............................................24
        Recent Sales Of Unregistered Equity Securities..............................................25
        Use Of Proceeds Of Registered Offerings.....................................................27
        Repurchases Of Equity Securities............................................................27
DEFAULTS UPON SENIOR SECURITIES.....................................................................27
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................27
DISCLOSURE CONTROLS AND PROCEDURES..................................................................27
OTHER INFORMATION...................................................................................28
        Voluntary Reports...........................................................................28
        Material Changes To Director Nominee Procedures.............................................28
EXHIBITS AND REPORTS ON FORM 8-K....................................................................28
        Exhibits....................................................................................28
        Reports on Form 8-K.........................................................................28
SIGNATURES..........................................................................................29

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

    We prepare our interim consolidated financial statements in accordance with United States generally accepted accounting principles. Our consolidated financial condition and results of operations for the nine-month interim period ended September 30, 2004 are not necessarily indicative of our prospective consolidated financial condition and results of operations for the full fiscal year ended December 31, 2004. The interim consolidated financial statements presented in this report as well as other information relating to our company contained in this report should be read in conjunction with the annual consolidated financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-KSB for our fiscal year ended December 31, 2003, together with any reports, statements and information filed with the SEC relating to subsequent periods or events.

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

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                   SEPTEMBER 30,
                                                                       2004
                                                                   ------------
                                                                   (unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                      $    865,866
    Accounts receivable, net of allowance for doubtful
      accounts of $0                                                    902,942
    Deposits and other current assets                                    22,103
                                                                   ------------
TOTAL CURRENT ASSETS                                                  1,790,911
PROPERTY AND EQUIPMENT, net of accumulated depreciation
  of $49,641                                                            449,438
CUSTOMER LISTS, net of accumulated amortization of $291,135           3,233,958
OTHER ASSETS                                                             20,447
                                                                   ------------
TOTAL ASSETS                                                       $  5,494,754
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                               $  1,077,132
    Accrued expenses                                                  1,391,847
    Accrued expenses - related parties                                   10,876
    Deferred taxes                                                       20,326
    Accrued registration obligation                                     135,000
    Accrued warrant liability                                           973,208
    Deferred revenue                                                    328,901
    Accrued obligation under abandoned lease                            200,000
    Capital lease obligation, current portion                             5,235
    Notes payable, related parties                                       30,633
                                                                   ------------
TOTAL CURRENT LIABILITIES                                             4,173,158
CAPITAL LEASE OBLIGATION, less current portion                            3,873
                                                                   ------------
TOTAL LIABILITIES                                                     4,177,031
                                                                   ------------
SERIES 'A' CONVERTIBLE PREFERRED STOCK OF SUBSIDIARY - UNIVERSAL
  GUARDIAN CORPORATION                                                   41,367

COMMITMENTS AND CONTINGENCIES                                                --

STOCKHOLDERS' EQUITY
    Series 'A' convertible preferred stock, cumulative
       7% $0.001 par value, 5,000,000 shares authorized;
       600 shares issued and outstanding ($101,500
       of dividends in arrears)                                               1
    Common stock; $0.001 par value; 50,000,000 shares authorized;
       35,899,773 shares issued and outstanding                          35,900
    Additional paid-in capital                                       10,986,177
    Prepaid consulting fee                                              (70,000)
    Foreign currency translation adjustment                                 335
    Accumulated deficit                                              (9,676,057)
                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY                                            1,276,356
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  5,494,754
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                               ----------------------------    ----------------------------
                                                 SEPT. 30,       SEPT. 30,       SEPT. 30,       SEPT. 30,
                                                   2004            2003            2004            2003
                                               ------------    ------------    ------------    ------------
                                                (unaudited)     (unaudited)     (unaudited)     (unaudited)

NET REVENUE                                    $  1,988,266    $    416,094    $  1,988,266    $  3,795,884
COST OF REVENUE                                   1,447,239         300,170       1,447,239       3,255,721
                                               ------------    ------------    ------------    ------------
GROSS PROFIT                                        541,027         115,924         541,027         540,163
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      1,638,068       2,061,422       3,552,037       4,533,821
                                               ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                             (1,097,041)     (1,945,498)     (3,011,010)     (3,993,658)
                                               ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
    Interest expense                                   (695)        (22,913)         (2,062)        (53,895)
    Financing costs                                      --              --        (156,968)       (205,000)
    Interest income                                   1,121         177,602           1,570         177,602
    Gain on settlement with former landlord              --              --         742,456              --
    Change in value of warrant liability           (523,502)             --        (436,935)             --
    Other                                                --              --          43,750              --
                                               ------------    ------------    ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                       (523,076)        154,689         191,811         (81,293)
                                               ------------    ------------    ------------    ------------
LOSS BEFORE PROVISION FOR INCOME TAXES           (1,620,117)     (1,790,809)     (2,819,199)     (4,074,951)
PROVISION FOR INCOME TAXES                          106,434              --         106,434              --
                                               ------------    ------------    ------------    ------------
NET LOSS                                         (1,726,551)     (1,790,809)     (2,925,633)     (4,074,951)
                                               ============    ============    ============    ============
PREFERRED STOCK DIVIDENDS                            (5,250)        (34,684)        (41,698)        (89,059)
                                               ------------    ------------    ------------    ------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS   $ (1,731,801)   $ (1,825,493)   $ (2,967,331)   $ (4,164,010)
                                               ============    ============    ============    ============
NET LOSS PER SHARE:
   BASIC AND DILUTED                           $      (0.05)   $      (0.10)   $      (0.10)   $      (0.25)
                                               ============    ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC AND DILUTED                             35,509,001      17,848,506      29,888,117      16,818,451
                                               ============    ============    ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASHFLOW

                                                                         NINE MONTHS ENDED
                                                                    --------------------------
                                                                     SEPT. 30,       SEPT. 30,
                                                                       2004            2003
                                                                    -----------    -----------
                                                                    (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(2,925,633)   $(4,074,951)
   Adjustment to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization expense                              430,117        201,274
     Common stock issued for compensation and services                1,309,462        953,525
     Fair value of options and warrants issued to consultants           159,716         90,852
     Write off of software development costs                                 --        242,970
     Financing costs                                                    156,968        205,000
     Change in value of warrant liability                               436,935             --
     Foreign currency translation adjustment                                335             --
  (Increase) decrease in:
     Accounts receivable                                               (657,676)    (2,206,648)
     Inventory                                                               --         (2,443)
     Deposits and other current assets                                  (22,103)        36,970
  Increase (decrease) in:
     Accounts payable                                                   (12,512)     2,083,276
     Accrued expenses - related parties                                (141,854)            --
     Accrued expenses                                                   365,310        226,063
     Deferred taxes                                                      20,326             --
     Deferred revenue                                                   278,901             --
     Accrued obligation under abandoned lease                          (742,456)       942,456
                                                                    -----------    -----------
Net cash used in operating activities                                (1,344,164)    (1,301,656)
                                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash acquired with acquisition of subsidiary                          91,131             --
   Purchase of property and equipment                                  (319,077)        (7,304)
   Payments for software development costs                                   --       (144,757)
                                                                    -----------    -----------
Net cash used in investing activities                               $  (227,946)   $  (152,061)
                                                                    -----------    -----------

                            (continued on next page)

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASHFLOW

                                   (CONTINUED)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash overdraft, net                                               $        --    $    54,073
  Proceeds from sales of Series A preferred stock of Universal
    Guardian Corporation, net                                                --        494,947
  Proceeds from issuance of common stock                              2,500,000        165,000
  Proceeds from exercise of warrants                                    175,000             --
  Payment of offering costs                                            (261,463)            --
  Payment on capital lease obligation                                    (1,209)        (3,304)
  Payment on notes payable                                                   --       (299,811)
                                                                    -----------    -----------
Net cash provided by financing activities                             2,412,328        410,905
                                                                    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND  CASH EQUIVALENTS                   840,218     (1,042,812)

CASH AND CASH EQUIVALENTS, Beginning of period                           25,648      1,042,812
                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, End of period                            $   865,866    $        --
                                                                    ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid                                                       $     2,062    $    51,895
                                                                    ===========    ===========
Income taxes paid                                                   $       800    $       800
                                                                    ===========    ===========

     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING TRANSACTIONS:

    During the nine months ended September 30, 2004 the company (1) issued 2,280,788 common shares to consultants and professionals for services valued at $1,309,462; (2) issued 400,000 common share purchase warrants to advisory board members for services valued at $123,500; (3) converted 1,644,635 UGC series `A' preferred shares valued at $2,005,547 into 1,644,635 common shares; (4) issued 51,908 common shares valued at $20,000 for the acquisition of Emerging Concepts, Inc.; (5) issued 4,101,494 common shares valued at $3,240,180 for the acquisition of Strategic Security Solutions International Ltd.; (6) issued 83,157 common shares upon the cashless exercise of 125,000 common share purchase warrants; (7) cancelled 1,100,000 common shares as a result of the settlement of a legal matter; and (8) converted a $205,000 liability related to a put option into equity.

    During the nine months ended September 30, 2003 the company (1) issued 1,649,676 common shares to consultants for services valued at $931,025; (2) issued 110,000 common shares from the exercise of common share purchase options (the exercise price of $22,500 were paid via services provided to the company);
(3) issued 1,075,000 common share purchase warrants to consultants for services valued at $773,821; (4) converted accounts payable of $518,000 into a note payable; (5) converted two bridge loans and accrued interest in the amount of $700,000 and $17,500, respectively into 574,000 UGC series `A' preferred shares; and (6) recognized financing costs of $205,000 resulting from two holders of UGC series `A' preferred shares exercising a put option to have the company repurchase 409,999 UGC series `A' preferred shares.

              The accompanying notes are an integral part of these consolidated financial statements.

               UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The unaudited consolidated financial statements have been prepared by the company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in the company's Annual Report on Form 10-KSB. The results for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

         GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. However, the company has incurred significant net losses since its inception and has an accumulated deficit of $9,676,057 and a working capital deficit of $2,382,247 as of September 30, 2004, and was in default with respect to dividends accrued on its series `A' preferred stock in the amount of $101,500. The company is also a party to various legal proceedings. These matters raise substantial doubt about the company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the company be unable to continue as a going concern.

         Management plans to take the following steps that it believes will be sufficient to provide the company with the ability to continue in existence:

            o Management plans to raise additional capital through private equity financing by selling common shares, and to execute additional contracts and acquire other profitable companies;

            o Management plans to seek new profitable government and commercial contracts for its Secure Risks subsidiary;

            o Management acquired Strategic Security Solutions International on July 1, 2004 (see note 6), which just recently was awarded a $3.7 million contract; and

            o Management plans to implement their Shield Defense nonlethal business plan and begin production of its Cobra StunlightTM in the 4th quarter 2004.

         The $2,382,247 negative working capital is principally attributable to the accrual as a liability of (1) a maximum cash penalty of $135,000 should the company fail to register with the SEC on or before May 25, 2005 a total of 2,500,000 common shares sold in a private placement on May 25, 2004, (2) the value of $973,208 ascribed to 1,250,000 common share purchase warrants granted as compensation to a placement agent in the private placement that are also required to be registered with the SEC by May 25, 2005, and (3) deferred revenue of $328,901. Although the company has accrued the value of the warrants as a liability in accordance with financial accounting principles, no cash or other penalty is payable to the holder of the warrants in the event that the warrants are not timely registered.

         STOCK OPTIONS

         The company has adopted only the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." It applies Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its Stock Option Plan and does not recognize compensation expense for its Stock Option Plan other than for restricted stock and options issued to outside third parties. If the company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the company's net loss attributable to common shareholders and loss per share would be reduced to the pro forma amounts indicated below for the three and nine months ended September 30, 2004 and 2003:

                                          THREE MONTHS ENDED SEPT. 30,   NINE MONTHS ENDED SEPT. 30,
                                          ----------------------------   --------------------------
                                               2004           2003           2004           2003
                                           -----------    -----------    -----------    -----------
         Net loss attributable to common
         shareholders:

           As reported                     $(1,731,801)   $(1,825,493)   $(2,967,331)   $(4,164,010)

           Compensation recognized under
           APB 25                                   --             --             --             --

           Compensation recognized under
           SFAS 123                           (257,558)        (8,547)      (440,269)       (18,462)
                                           -----------    -----------    -----------    -----------
             Pro forma                     $(1,989,359)   $(1,834,040)   $(3,407,600)   $(4,182,472)
                                           ===========    ===========    ===========    ===========
         Basic and diluted loss per
         common share:

           As reported                     $     (0.05)   $     (0.10)   $     (0.10)   $     (0.25)

           Pro forma                       $     (0.06)   $     (0.10)   $     (0.11)   $     (0.25)

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

       EMERGING CONCEPTS, INC.

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

       The fair value of the assets acquired and liabilities assumed is summarized as follows:

         Cash                                           $   1,597
         Intangible assets                                 20,447
         Current liabilities                               (2,044)
                                                      -----------
         Purchase price                                 $  20,000
                                                      ===========

       Pro forma financial information is not presented since the amounts are immaterial.

       STRATEGIC SECURITY SOLUTIONS INTERNATIONAL LTD.

       On July 1, 2004, the company acquired all the issued and outstanding shares of common stock of Strategic Security Solutions International, Ltd. ("SSSI") in exchange for 4,101,494 common shares. The fair market value of the common shares issued in this transaction was $0.79 per share, or $3,240,180, as determined by the market value of the common shares traded on the OTCBB. The company also paid $37,500 in legal fees associated with this transaction that has been included as part of the purchase price. This transaction was accounted for by the purchase method of accounting, as required by SFAS No. 141, "Business Combinations," and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of acquisition..

       The fair value of the assets acquired and liabilities assumed and allocation of the purchase price is summarized as follows:

         Cash                                              $  127,034
         Accounts receivable                                  220,767
         Other current assets                                  24,499
         Property and equipment                               177,847
         Customer lists                                     3,525,091
         Accounts payable                                    (361,140)
         Deferred revenue                                     (50,000)
         Other current liabilities                           (386,418)
                                                        -------------
         Purchase price                                    $3,277,680
                                                        =============

       The Company purchased SSSI because of its ability to provide comprehensive business risk solutions and strategic and tactical security services to protect government and commercial assets worldwide. The

       Company also believes that it can offer other products and services to SSSI's customer base. The purchase price in excess of the net tangible assets has been allocated to SSSI's customer base. This intangible asset will be amortized over a period of 36 months. On an annual basis amortization expense will be approximately $1,175,000.

       The operating results of SSSI are included in the Company's consolidated results of operations from July 1, 2004. The following unaudited proforma summary presents the consolidated results of operations as if the acquisition of SSSI had occurred on January 1, 2003. These proforma results have been presented for comparative purposes only and are not indicative of what would have occurred had the acquisition been made as of January 1, 2003, appropriately, or of any potential results which may occur in the future.

                                                               NINE MONTHS ENDED SEPT. 30,
                                                          -----------------------------------
                                                                2004                2003
                                                          ---------------     ---------------
        Net revenue                                       $   3,878,812         $ 4,817,795
        Gross profit                                          1,131,818             630,957
        Operating expenses                                    4,046,695           2,701,352
        Net loss attributable to common stockholders         (2,934,354)         (2,382,848)
        Loss per share                                    $       (0.09)        $     (0.12)

3.       LOSS PER SHARE

         In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2004 and 2003, the only potentially dilutive securities were 5,300,000 and 1,115,000 common share purchase options and 2,744,112 and 2,954,875 common share purchase warrants/other options, respectively. In addition, at September 30, 2004 and 2003, the company's Universal Guardian Corporation subsidiary ("Guardian Corporation") had outstanding 31,531 and 1,559,894 UGC series `A' preferred shares, that can be converted into 31,531 and 1,559,894 common shares, respectively. Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

4.       STOCKHOLDERS' EQUITY

         COMMON SHARES AND COMMON SHARE PURCHASE WARRANTS

         On February 6, 2004, the company issued a total of 3,610,108 shares of common stock for cash in the amount of $1,000,000, net of $106,462 in fees and commissions.

         On May 25, 2004, the company issued a total of 2,500,000 shares of common stock for cash in the amount of $1,500,000 net of $155,000 in commissions and fees. In addition, the company granted to the placement agent warrants to purchase 625,000 shares of common stock at the price of $1.50 per share and a warrant to purchase an additional 625,000 shares of common stock at the price of $2 per share. According to the terms of the underlying common stock purchase agreement and warrants, the company shall file a registration statement to register the common stock and shares underlying the warrants by July 9, 2004, and to use its best efforts to cause the registration statement to be declared effective by September 24, 2004. If the registration statement is not declared effective by the SEC by the target effective date (September 24, 2004), or it does not remain effective and available for use, the company must pay the investors a cash payment of $15,000, such amount being equal to 1% of the purchase price. If the company's failure to procure the effectiveness of the registration statement or to maintain the effectiveness of the registration statement shall continue for more than 30 days, the company must pay the investor $15,000 each month thereafter until the delinquency no longer continues, or 12 months after the closing, whichever is first. As a result of this transaction, the company has accrued the $15,000 monthly non-registration penalty for the nine months or $135,000. In addition, the company has determined the fair value of the 1,250,000 warrants to be $883,298 on the date of issuance computed using the Black-Scholes model under the following assumptions: (1) expected life of 2-3 years; (2) volatility of 178%, (3) risk free interest of 3.5% and (4) dividend rate of 0%. The net amount allocated to the sale of common stock of $1,365,000 ($1,500,000 less accrued registration penalties of $135,000) was proportionately allocated to the common stock and the warrants in the amount of $828,727 and $536,273, respectively. As the Company has not yet filed the registration statement, the amount allocated to the warrants of $536,273 has been recorded as a current liability in accordance with EITF 00-19and will be adjusted to fair value at each balance sheet date until the earlier of 12 months from the closing date or the SEC declaring the registration statement effective. During the nine months ended September 30, 2004, the increase of the relative fair value of the warrants was $436,935 which is included in other expense in the accompanying consolidated statements of operations. The fair value of the warrant liability amounted to $973,208 as of September 30, 2004.

         During the nine months ended September 30, 2004, the company issued a total of 2,280,788 common shares to consultants and professional for services valued at $1,309,462. The common shares were valued based on their fair value at the date of issuance based on the closing trading price for the company's common stock as quoted on the OTCBB, or if this amount was not determinable, the value of the services provided. In addition, the company also issued a total of 400,000 common share purchase options to member of the advisory board for services valued at $123,500. These warrants were valued using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 3.5%, a dividend yield of 0% and volatility of 187%.

         UGC SERIES `A' CONVERTIBLE PREFERRED SHARES

         At September 30, 2004, Guardian Corporation had 31,531 UGC series `A' preferred shares outstanding. This has been presented on the accompanying financial statements in a manner similar to minority interest.

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

         During the nine months ended September 30, 2004, holders of the UGC series `A' preferred shares converted 1,644,635 of those shares into 1,644,635 common shares, including 409,999 UGC series `A' preferred shares converted pursuant to a put option as discussed below.

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

         During the quarter ended June 30, 2004, the two investors holding the put option converted all of their UGC series `A' preferred shares, including the 409,999 shares with respect to which they exercised their put rights, into common shares. As a consequence of this conversion, Guardian Corporation no longer has any obligation to pay cash under the put option, and the company has removed the $205,000 liability and increased additional paid in capital.

5.       LEGAL PROCEEDINGS

         On March 5, 2003, Mr. Michael Zilles, a former employee of the company's Harbour Group subsidiary, filed an action against Guardian Corporation and several of our officers in the U.S. District Court for the Central District of California entitled Zilles v. Michael Skellern, et al., designated Case No. SACV-03-231 GLT (ANx). The complaint alleged a number of claims including, but not limited to, civil RICO violations, securities and common law fraud, breach of contract and rescission, and wrongful termination. Mr. Zilles sought monetary and punitive damages as well as injunctive relief. On September 11, 2003, the federal court granted the company's motion to dismiss and entered an order dismissing with prejudice all of Mr. Zilles' RICO claims. We then answered the complaint and filed a counterclaim against Mr. Zilles for fraud and rescission among other claims. On June 14, 2004, a notice of settlement was filed with the court whereby all claims asserted by and against Mr. Zilles were resolved. The settlement provides for, inter alia, (1) the payment to Mr. Zilles $255,000 in cash, including the payment of past due commissions in the amount of $192,474, (2) the release to Mr. Zilles of 600,000 restricted common shares currently held by the company which were originally issued in connection with Guardian Corporation's acquisition of The Harbour Group on August 31, 2002, (3) Mr. Zilles' agreement to subject any sales of the released shares to a dribble-out schedule; and (4) the company's agreement to immediately render an opinion allowing Mr. Zilles to freely sell the released shares on the public markets in installments pursuant to the dribble-out schedule pursuant to Rule 144 upon his provision of customary seller's and broker's representation letters specifying compliance with the Rule. Mr. Zilles, in turn, would surrender any claims with respect to an additional 1,100,000 common shares held by the company, which would be cancelled. Upon issuance and delivery of the common shares to Mr. Zilles, the action would be dismissed with prejudice. Since the settlement, Mr. Zilles has attempted to invalidate the settlement on the basis of fraud by alleging that the company could have registered the shares to allow them to be freely tradable under a registration statement that had been recently filed with the SEC, notwithstanding that Rule 144 was fully available to facilitate the public sale of the shares pursuant to the dribble out schedule. The Court has set a December 6, 2004 hearing date to hear Mr. Zilles' claim.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following discussion of our consolidated financial condition and results of operations should be read in conjunction with (1) our interim unaudited financial statements and their explanatory notes included as part of this report, and (2) our annual audited financial statements and explanatory notes for the year ended December 31, 2003 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC.

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

    Our Shield Defense International Ltd. subsidiary, and its Shield Defense Corporation subsidiary, focus on designing and producing nonlethal or less-lethal personal protection devices and projectiles for use by the military, law enforcement, private security and consumer personal protection markets. Shield Defense International and Shield Defense Corporation (collectively, "Shield Defense") has recently completed development on two products which we are currently introducing to the market. The first of these products, the Cobra StunLight(TM), is a heavy duty flashlight that launches a laser-aimed stream of either OC (pepper spray) or CS (tear gas). The second product, the Python Projectile Launcher, is a semi-automatic projectile launcher which can debilitate an assailant using a proprietary frangible projectile. Development of the Cobra StunLight(TM) and Python projectiles launchers have been completed, with the U.S. Navy patented projectiles pending final development and production. We are currently developing international sales and marketing channels through to facilitate the introduction of these products to the targeted markets.

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

UNIVERSAL GUARDIAN CORPORATION; DISCONTINUED OPERATIONS; ACQUISITIONS

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

    The sole income producing asset of Guardian Corporation was its subsidiary, The Harbour Group, Inc. ("Harbour Group"), which, in turn, had one income producing asset, a subcontract with Northern NEF, Inc, which provided waterside security systems for U.S. naval port facilities. On September 23, 2003, Harbour Group was notified that Northern NEF's contract with the U.S. Navy was terminated for the "Convenience of the Government", thereby terminating its subcontract with Northern NEF. Since the termination of the subcontract, we have undertaken the development of new businesses, intellectual property and products through our Secure Risks, Shield Defense and ISR Systems subsidiaries as described above, and have allowed both Harbour Group and Guardian Corporation to become dormant companies. Harbour Group's and Guardian Corporation's only business activities at the time of this report are the collection of final amounts due under Harbour Group's subcontract with Northern NEF and settlement amounts being claimed by Guardian Corporation under applicable U.S. Government Federal Acquisition Regulations. Since our financial statements are prepared on a consolidated basis, all of the revenues and a substantial portion of the costs reflected in our consolidated financial condition and results of operations consist of those of Harbour Group. Since Harbour Group's subcontract with Northern NEF has been terminated and we have allowed the company to become dormant, there will be no further revenues generated by that company other than the collection of amounts claimed from the U.S. Navy in connection with that termination. Accordingly, in reading the discussion of our consolidated financial condition and results of operations provided below, please keep in mind that our actual future results will likely differ considerably from our historical results as a result of these discontinued operations.


    On July 1, 2004, our Secure Risks subsidiary acquired all of the shares of SSSI pursuant to a share exchange. All revenues recognized by the company since July 1, 2004 are those of Secure Risks arising from this acquisition. Accordingly, in reading the discussion of our consolidated financial condition and results of operations provided below, please keep in mind that our actual future results will likely differ considerably from our historical results as a result of this acquisition.

GOING CONCERN

    Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern. As of September 30, 2004, we
(1) had incurred net losses since our inception of $9,676,057; (2) had a working capital deficit of $2,382,247; (3) were in default with respect to dividends accrued with for our series `A' preferred stock in the amount of $101,500; and
(4) were involved in certain litigation. The foregoing matters raise substantial doubt about our ability to continue as a going concern. See note 1 to the interim financial statements included in this report.

    The $2,382,247 negative working capital is principally attributable to the accrual as a liability of (1) a maximum cash penalty of $135,000 should the company fail to register with the SEC on or before May 25, 2005 a total of 2,500,000 common shares sold in a private placement on May 25, 2004, (2) the value of $973,208 ascribed to 1,250,000 common share purchase warrants granted as compensation to a placement agent in the private placement that are also required to be registered with the SEC by May 25, 2005, and (3) deferred revenue of $328,901. Although the company has accrued the value of the warrants as a liability in accordance with financial accounting principles, no cash or other penalty is payable to the holder of the warrants in the event that the warrants are not timely registered. See "Liquidity And Capital Resources" below.

RESULTS OF OPERATIONS

    REVENUES AND GROSS PROFITS

    Revenue for the three and nine months ended September 30, 2004 was $1,988,266 and $1,988,266, as compared to $416,094 and $3,795,884 for the three months and nine months ended September 30, 2003, respectively. Cost of revenue, gross profit and gross margin for the three months ended September 30, 2004 was $1,447,239, $541,027 and 27.2%, respectively, as compared to $300,170, $115,924 and 27.9% for the three months ended September 30, 2003. Cost of revenue, gross profit and gross margin for the nine months ended September 30, 2004 was $1,447,239, $541,027 and 27.2%, respectively, as compared to $3,255,721,
$540,163 and 14.2% for the nine months ended September 30, 2003.

    Our revenues for the three and nine months ended September 30, 2004 was principally from contracts for services through our Secure Risks subsidiary after the acquisition by that company of our SSSI subsidiary on July 1, 2004. Our revenue the three and nine months ended September 30, 2003 was principally from contracts for services and installation of our integrated security systems by Harbour Group in four U.S. Navy harbors in the United States and Europe. As previously discussed, we were notified in September 2003 that Northern NEF's contract with the U.S. Navy was terminated, thereby terminating our subcontract with Northern NEF. Since our revenues for 2004 and 2003 periods arise from the provision of completely different types of services, no trend comparisons can be made with respect to the cost of revenues and gross margins for these periods.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AND LOSS FROM OPERATIONS

    Selling, general and administrative expenses for the three- and nine-month interim periods ended September 30, 2004 was $1,638,068 and $3,552,037, respectively, as compared to $2,061,422 and $4,533,821, respectively, for the corresponding interim periods in fiscal 2003. The $423,354 or 20.6% overall decrease for the three-month interim periods ended September 30, 2004 compared to the three-month interim period ended September 30, 2003 was principally attributable to a decrease in professional fees of $223,803 and a decrease in rent expense due to a charge of $942,456 related to the abandonment of our lease in Carlsbad, California during the three-month period ended September 30, 2003, partially offset by an increase in payroll and related benefits and general operating costs due to the acquisition of SSSI. The $981,784 or 21.7% overall decrease for the nine-month interim periods ended September 30, 2004 compared to the nine-month interim period ended September 30, 2003 was principally attributable to a decrease in payroll and related benefits of $203,844, a decrease in rent expense due to a charge of $942,456 related to the abandonment of our lease in Carlsbad, California during the three-month period ended September 30, 2003 and a decrease in the write-off of software license of $369,720, partially offset by an increase in professional fees of $231,491. The overall decrease in payroll and benefits, the write-off of the software license and the decrease in rent was principally attributable to the termination of The Harbour Group's contract with the United States Navy in September 2003. The increase in professional fees was principally attributable to litigation arising from the termination of that contract and the termination.

    OTHER INCOME AND EXPENSES

    Interest expense for the three months ended September 30, 2004 was $695, as compared to $22,913 for the same period in 2003. Interest expense for the nine months ended September 30, 2004 was $2,062, as compared to $53,895 for the same period in 2003. Interest expense relates to interest on notes payable and capital leases. The decrease in interest expense for both the three and nine months ended September 30, 2004 was attributable to lower loan balances as a consequence of the conversion on December 30, 2003 of $150,000 of note indebtedness by Guardian Corporation into Universal Holdings common shares.

    We had financing costs of $156,968 for the nine-month period ended September 30, 2004, as compared to $205,000 in financing costs for the corresponding period in 2003. The $205,000 in financing costs in 2003 related to the exercise of a put option by two investors to require Guardian Corporation to repurchase 409,999 UGC series `A' preferred shares pursuant to the terms an agreement whereby the investors previously converted bridge loans extended to Guardian Corporation and accrued interest thereon into those shares. However, under corporate law Guardian Corporation was prohibited from repurchasing the shares since its total assets were less than its total liabilities. The financing cost of $205,000 was calculated as the difference between the $1.75 put price and the carrying amount of the put shares of $1.25 times the number of put shares. The financing costs in 2004 is a dividend in kind paid by Guardian Corporation on with respect to all outstanding UGC series `A' preferred shares with a value of $156,968.

    The $742,456 gain on settlement with former landlord for the nine month period ended September 30, 2004 related to the settlement of our Carlsbad, California, facilities lease. During fiscal 2003, we had accrued the value of the future payments on this lease in the amount of $942,456. We settled this matter during the nine-month period ended September 30, 2004, and agreed to pay our former landlord the sum of $200,000 by December 31, 2004, leading to a gain on settlement in the noted amount.

    The change in value of warrant liability of $436,935 for the nine-month period ended September 30, 2004 reflects the change in the relative value of the accrued warrant liability. The fair value of the warrant liability amounted to $973,208 as of September 30, 2004. This liability has been established since we have not yet registered 1,250,000 shares of our common stock underlying the exercise of 1,250,000 warrants.

    Other income for the nine-month period ended September 30, 2004 was $43,750 as compared to $0 for the corresponding period in 2003. Other income reflects the settlement of a debt with a vendor in the amount of $87,500 for a cash payment of $43,750 which resulted in a gain on the forgiveness of debt of $43,750 recorded as other income.

    PREFERRED STOCK DIVIDENDS AND NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS

    Preferred stock dividends for the three- and nine-month periods ended September 30, 2004 was $5,250 and $41,698, respectively, as compared to $34,684 and $89,059, respectively, for the corresponding periods in 2003. The decrease for each of the periods was attributable to the conversion of UGC series `A' preferred shares into Universal Holdings common shares in fiscal 2004.

    For the three month period ended September 30, 2004, we recorded a net loss attributable to our common shareholders of $1,731,801 as compared to a net loss attributable to our common shareholders of $1,825,493 for the three months ended September 30, 2003, representing a $93,692 or 5.2% decrease in our net loss attributable to our common shareholders. Our net loss attributable to our common shareholders for the three months ended September 30, 2004 is principally attributed to the $1,097,041 loss from operations as discussed above, plus the change in the value of the warrant liability of $523,502.

    For the nine month period ended September 30, 2004, we recorded a net loss attributable to our common shareholders of $2,967,331 as compared to a net loss attributable to our common shareholders of $4,164,010 for the nine months ended September 30, 2003, representing a $1,196,679 or 28.8% decrease in our net loss attributable to our common shareholders. Our net loss attributable to our common shareholders for the nine months ended September 30, 2004 is principally attributed to the $3,011,010 loss from operations as discussed above, plus the change in value of the warrant liability and financing costs of $156,968, partially offset by $742,456 in the gain on the settlement of a legal matter with our former landlord.

LIQUIDITY AND CAPITAL RESOURCES

    HISTORICAL SOURCES OF CASH

    From January 1, 2003 through September 30, 2004, we have principally financed our operations and acquisitions through a combination of (1) the sale of common shares for cash ($2,403,537); (2) the sale of UGC series `A' preferred shares for cash ($494,947); (3) the issuance of our common shares in exchange for securities of companies we have acquired ($17,000); (4) the issuance of our common shares and/or options or warrants to purchase our common shares to various consultants in payment for the provision of their services, or to other creditors in satisfaction of our indebtedness to them ($3,499,000); (5) short-term financings ($700,000); (6) proceeds from the exercise of common share purchase options or warrants ($175,000); and (7) revenues received from our Secure Risks subsidiary and, prior to the termination of its subcontract and business in fiscal 2003, revenues received from our Harbour Group subsidiary.

    CASH POSITION AND SOURCES AND USES OF CASH

    Our cash and cash equivalents position as of September 30, 2004 was $865,866, as compared to $25,648 as of December 31, 2003. The increase in our cash and cash equivalents position for the nine-month interim period ended September 30, 2004 was attributable to $2,412,328 in cash raised from financing activities, partially offset by $1,344,164 in cash used in operating activities and $227,946 in cash used in investing activities.

    Our operating activities used cash in the amount of $1,344,164 for the nine-month interim period ended September 30, 2004, as compared to $1,301,656 for the corresponding interim period in fiscal 2003. The $1,344,164 in cash used for the nine-month interim period ended September 30, 2004 reflected our net loss of $2,925,633 for that interim period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The $1,301,656 of cash used in operating activities for our nine-month interim period ended September 30, 2003 reflected our net loss of $4,074,951 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances. The significant reduction in our net loss nine-month interim period ended September 30, 2004 over the same period in fiscal 2003 is attributable to the downsizing of our operations during the latter half of 2003 due to the termination of our subcontract with Northern NEF and subsequent termination of certain personnel.

    During the nine months ended September 30, 2004, we used $227,946 of cash from investing activities, as compared to using $152,061 of cash in investing activities for the nine months ended September 30, 2003. The increase in our investing activities for the nine months ended September 30, 2004 over the prior corresponding period was attributed to the purchase of property and equipment for our SSSI subsidiary

    During the nine months ended September 30, 2004, our financing activities provided cash in the amount of $2,412,328, as compared to $410,905 for the nine months ended September 30, 2003. The principal sources of cash for the nine-month interim period ended September 30, 2004 was the issuance of common shares ($2,500,000), partially offset by offering costs in the amount of $261,463 plus proceeds received from the exercise of common share purchase options or warrants ($175,000). The principal sources of cash for the nine-month interim period ended September 30, 2003 was the issuance of UGC series `A' preferred shares common stock ($494,947), cash overdrafts ($54,073) and the sale of common stock ($165,000) partially offset by payments on notes ($299,811).

    CAPITAL RESOURCES GOING FORWARD

    Our plan of operation for the twelve month period following the date of this report is for our Secured Risks subsidiary to continue to increase sales activities; our ISR System subsidiary to commence the sale of its services; and our Shield Defense subsidiary to commence the sale of its products. We currently have budgeted $20,516,293 in costs for the twelve month period following the date of this report, including $14,548,110 in costs of goods sold; $5,747,640 in general, sales and marketing expenses, $206,875 in research and development expenses, and $13,668 for the purchase or sale of plant and significant equipment.

    As of September 30, 2004, we had $865,866 in cash and cash equivalents and a working capital deficit of $2,382,247 to fund our operations. We believe that cash generated by the operations of our Secure Risks subsidiary in conjunction with available working capital will be sufficient to continue our business for the next twelve months. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated. To the extent it become necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We will also continue to seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

CRITICAL ACCOUNTING POLICIES

    Our discussion and analysis of our financial condition and results of operations are based upon our financials statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. For a description of those estimates, see note 1, Organization and Significant Accounting Policies, contained in the explanatory notes to our annual audited financial statements for the year ended December 31, 2003 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC. On an ongoing basis, we evaluate our estimates, including those related to reserves, impairment of long-lived assets, value of our stock issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

RISKS RELATING TO OUR BUSINESS

    WE HAVE ACCUMULATED LOSSES SINCE OUR INCEPTION. OUR CONTINUED INABILITY TO GENERATE REVENUES AND PROFITS COULD CAUSE US TO GO OUT OF BUSINESS.

    We have incurred a cumulative operating loss in the amount of $9,676,057 from our inception through September 30, 2004. While our Secure Risks subsidiary is generating revenues through its recent acquisition of SSSI, and our Defense Shield subsidiary has recently introduced its products to market, we nevertheless project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs revenues for an indefinite period of time. We anticipate that we will continue to incur substantial operating losses for this indefinite period of time, notwithstanding any anticipated revenues we may receive when our products are initially introduced to markets, due to the significant costs associated with the development and marketing of our products and services.

    IF WE ARE UNABLE TO RAISE ADDITIONAL WORKING CAPITAL, WE WILL BE UNABLE TO FULLY FUND OUR OPERATIONS AND TO OTHERWISE EXECUTE OUR BUSINESS PLAN, LEADING TO THE REDUCTION OR SUSPENSION OF OUR OPERATIONS AND ULTIMATELY OUR GOING OUT OF BUSINESS.

    As of September 30, 2004, we had $865,866 in cash and cash equivalents and a working capital deficit of $2,382,247 to fund our operations. We believe that cash generated by the operations of our Secure Risks subsidiary in conjunction with available working capital will be sufficient to continue our business for the next twelve months. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated. To the extent it become necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing. We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities. We currently do not have any binding commitments for, or readily available sources of, additional financing. We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

    WE INTEND TO RELY UPON LICENSEES, STRATEGIC PARTNERS OR THIRD PARTY MARKETING AND DISTRIBUTION PARTNERS TO PROVIDE A SIGNIFICANT PART OF OUR MARKETING AND SALES FUNCTIONS FOR OUR SHIELD DEFENSE PRODUCTS. SHOULD THESE OUTSIDE PARTIES FAIL TO PERFORM AS EXPECTED, WE WILL NEED TO DEVELOP OR PROCURE OTHER MARKETING AND DISTRIBUTION CHANNELS, WHICH WOULD CAUSE DELAYS OR INTERRUPTIONS IN OUR PRODUCT SUPPLY AND RESULT IN THE LOSS OF SIGNIFICANT SALES AND CUSTOMERS.

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

    WE INTEND TO RELY UPON THE THIRD-PARTY MANUFACTURERS OR SUPPLIERS TO MANUFACTURE OUR SHIELD DEFENSE PRODUCTS. SHOULD THESE MANUFACTURERS FAIL TO PERFORM AS EXPECTED, WE WILL NEED TO DEVELOP OR PROCURE OTHER MANUFACTURING SOURCES, WHICH WOULD CAUSE DELAYS OR INTERRUPTIONS IN OUR PRODUCT SUPPLY AND RESULT IN THE LOSS OF SIGNIFICANT SALES AND CUSTOMERS.

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

    THE CONSUMER MARKETS FOR OUR SOME OF OUR DEFENSE AND SECURITY PRODUCTS MAY BE SUBJECT TO GOVERNMENTAL REGULATION. IF WE ARE UNABLE TO OBTAIN REGULATORY APPROVALS FOR OUR PRODUCTS IN SELECTED KEY MARKETS AT ALL OR IN A TIMELY MANNER, WE WILL NOT BE ABLE TO GROW AS QUICKLY AS EXPECTED, AND THE LOSS OF ANTICIPATED REVENUES WILL ALSO REDUCE OUR ABILITY TO FULLY FUND OUR OPERATIONS AND TO OTHERWISE EXECUTE OUR BUSINESS PLAN.

    We anticipate that a material portion of the revenue we expect from our Cobra StunLightTM product will come from consumer markets, while a small portion of the revenue we expect from our Python Projectile Launcher product will also come from consumer markets. Some states currently impose regulations or licensing requirements on the sale or use of these products. Some foreign jurisdictions may also impose regulations or licensing requirement. The process of obtaining regulatory approval could be lengthy and be very costly, if approval can be obtained at all. If we fail to comply with these requirements, we could be subjected to enforcement actions such as an injunction to stop us from marketing the product at issue or a possible seizure of our assets. We intend to work diligently to assure compliance with all applicable regulations that impact our business. We can give you no assurance, however, that we will be able to obtain regulatory approval for all of our products. We also cannot assure you that additional regulations will not be enacted in the future that would be costly or difficult to satisfy.

    OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD ALLOW COMPETITORS TO USE OUR PROPERTY RIGHTS AND TECHNOLOGIES IN COMPETITION AGAINST OUR COMPANY, WHICH WOULD REDUCE OUR SALES. IN SUCH AN EVENT WE WOULD NOT BE ABLE TO GROW AS QUICKLY AS EXPECTED, AND THE LOSS OF ANTICIPATED REVENUES WILL ALSO REDUCE OUR ABILITY TO FULLY FUND OUR OPERATIONS AND TO OTHERWISE EXECUTE OUR BUSINESS PLAN.

    We rely on a combination of patent, patent pending, copyright, trademark and trade secret laws, proprietary rights agreements and non-disclosure agreements to protect our intellectual properties. We cannot give you any assurance that these measures will prove to be effective in protecting our intellectual properties. We also cannot give you any assurance that our existing patents will not be invalidated, that any patents that we currently or prospectively apply for will be granted, or that any of these patents will ultimately provide significant commercial benefits. Further, competing companies may circumvent any patents that we may hold by developing products which closely emulate but do not infringe our patents. While we intend to seek patent protection for our products in selected foreign countries, those patents may not receive the same degree of protection as they would in the United States. We can give you no assurance that we will be able to successfully defend our patents and proprietary rights in any action we may file for patent infringement. Similarly, we can give you any assurance that we will not be required to defend against litigation involving the patents or proprietary rights of others, or that we will be able to obtain licenses for these rights. Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial.

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

    Our common shares have historically been sporadically or "thinly-traded" on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without a material reduction in share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

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

    The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, we have relatively few common shares outstanding in the "public float" since most of our shares are held by a small number of shareholders. In addition, as noted above, our common shares are sporadically or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without a material reduction in share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of revenues or profits to date, and uncertainty of future market acceptance for our products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Additionally, in the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

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

    Currently, our officers and directors beneficially own or control the power to vote approximately 36.6% of our outstanding common shares as of the date of this prospectus. As a consequence of their substantial stock holdings, these shareholders will have the ability to elect a majority of our board of directors, and thereby control our management. These shareholders will also have the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.

    A LARGE NUMBER OF COMMON SHARES ARE ISSUABLE UPON EXERCISE OF OUTSTANDING COMMON SHARE PURCHASE OPTIONS OR WARRANTS OR THE CONVERSION OF OUTSTANDING CONVERTIBLE PREFERRED SHARES. THE EXERCISE OR CONVERSION OF THESE SECURITIES COULD RESULT IN THE SUBSTANTIAL DILUTION OF YOUR INVESTMENT IN TERMS OF YOUR PERCENTAGE OWNERSHIP IN THE COMPANY AS WELL AS THE BOOK VALUE OF YOUR COMMON SHARES. THE SALE OF A LARGE AMOUNT OF COMMON SHARES RECEIVED UPON EXERCISE THESE OPTIONS OR WARRANTS ON THE PUBLIC MARKET TO FINANCE THE EXERCISE PRICE OR TO PAY ASSOCIATED INCOME TAXES, OR THE PERCEPTION THAT SUCH SALES COULD OCCUR, COULD SUBSTANTIALLY DEPRESS THE PREVAILING MARKET PRICES FOR OUR COMMON SHARES.

    There are outstanding as of November 15, 2004 common share purchase options and warrants entitling the holders to purchase 8,044,112 common shares at a weighted average exercise price of $0.91 per share. The exercise price for all of the aforesaid warrants may be less than your cost to acquire our common shares. There are also outstanding 31,531 UGC series `A' preferred shares convertible into 31,531 UGC Universal Holdings common shares based upon a $1.25 per share stated value and conversion rate, which may also be less than your cost to acquire our common shares. In the event of the exercise or conversion of these convertible securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants.

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

    We are entitled under our certificate of incorporation to issue up to 50,000,000 common and 5,000,000 "blank check" preferred shares. After taking into consideration our outstanding common and preferred shares, as of November 15, 2004 we will be entitled to issue up to 14,043,691 additional common shares and 4,999,400 additional preferred shares. Our board may generally issue those common and preferred shares, or options or warrants to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time. Any preferred shares we may issues shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions. It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans. It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans. We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

                                LEGAL PROCEEDINGS

    Except as described below, during the three-month interim period ended September 30, 2004 and through the date of this report, there were (1) no material legal or governmental proceedings relating to our company or properties to which we are a party or to which any director officer, affiliate or owner of 5% of any class of our voting securities is a party adverse or has a material interest adverse to the company was filed, and (2) there were no settlements of or material developments relating to any previously reported material pending legal or governmental proceedings of the nature described above.

      o On March 5, 2003, Mr. Michael Zilles, a former employee of the company's Harbour Group subsidiary, filed an action against Guardian Corporation and several of our officers in the U.S. District Court for the Central District of California entitled Zilles v. Michael Skellern, et al., designated Case No. SACV-03-231 GLT (ANx). The complaint alleged a number of claims including, but not limited to, civil RICO violations, securities and common law fraud, breach of contract and rescission, and wrongful termination. Mr. Zilles sought monetary and punitive damages as well as injunctive relief. On September 11, 2003, the federal court granted the company's motion to dismiss and entered an order dismissing with prejudice all of Mr. Zilles' RICO claims. We then answered the complaint and filed a counterclaim against Mr. Zilles for fraud and rescission among other claims. On June 14, 2004, a notice of settlement was filed with the court whereby all claims asserted by and against Mr. Zilles were resolved. The settlement provides for, inter alia, (1) the payment to Mr. Zilles $255,000 in cash, including the payment of past due commissions in the amount of $192,474, (2) the release to Mr. Zilles of 600,000 restricted common shares currently held by the company which were originally issued in connection with Guardian Corporation's acquisition of The Harbour Group on August 31, 2002,
            (3) Mr. Zilles' agreement to subject any sales of the released shares to a dribble-out schedule; and (4) the company's agreement to immediately render an opinion allowing Mr. Zilles to freely sell the released shares on the public markets in installments pursuant to the dribble-out schedule pursuant to Rule 144 upon his provision of customary seller's and broker's representation letters specifying compliance with the Rule. Mr. Zilles, in turn, would surrender any claims with respect to an additional 1,100,000 common shares held by the company, which would be cancelled. Upon issuance and delivery of the common shares to Mr. Zilles, the action would be dismissed with prejudice. Since the settlement, Mr. Zilles has attempted to invalidate the settlement on the basis of fraud by alleging that the company could have registered the shares to allow them to be freely tradable under a registration statement that had been recently filed with the SEC, notwithstanding that Rule 144 was fully available to facilitate the public sale of the shares pursuant to the dribble out schedule. The Court has set a December 6, 2004 hearing date to hear Mr. Zilles' claim.

                    CHANGES IN SECURITIES AND USE OF PROCEEDS

    MODIFICATION OF INSTRUMENTS DEFINING RIGHTS OF HOLDERS OF CLASS OF REGISTERED SECURITIES

    There was no material modification of any instruments defining the rights of holders of any class of our registered securities during the nine-month interim period ended September 30, 2004.

LIMITATION OR QUALIFICATION OF RIGHTS OF CLASS OF REGISTERED SECURITIES BY ISSUANCE OR MODIFICATION OF ANY OTHER CLASS OF SECURITIES

    There was no limitation or qualification of rights of any class of our registered securities as the result of the issuance or modification of any other class of our securities during the nine-month interim period ended September 30, 2004.

RECENT SALES OF UNREGISTERED EQUITY SECURITIES

    RULE 506

    We have sold or issued the following securities not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act during the nine-month interim period ended September 30, 2004. The offer and sale of the securities in each offering was exempt from the registration requirements of the Securities Act under Rule 506 insofar as: (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) pursuant to Rule 506(b)(2)(i), there were no more than 35 non-accredited investors in the offering; (3) pursuant to Rule 506(b)(2)(ii), each purchaser in the offering who was not accredited either alone or with his purchaser representative had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risk of the investment, or the company reasonably believed immediately prior to making the sale that such investor came with this description; (4) no offers or sales under the offering was effected through any general solicitation or general advertising within the meaning of Rule 502(c); and (5) the transfer of the securities in the offering were restricted by the company in accordance with Rule 502(d). Except as stated below, no underwriting discounts or commissions were payable with respect to any of the offerings.

      o On February 1, 2004, we granted to Mr. Dennis M. Cole, a director and the President of Shield Defense, pursuant to the terms of his employment agreement, a common share purchase option entitling him to purchase 150,000 restricted common shares at the exercise price of $0.47 per share. These options vest on February 1, 2005, and expire on February 1, 2014. We valued the grant at $68,130 for financial statement purposes using the Black-Scholes model.

      o On February 6, 2004, we agreed to issue 3,610,108 restricted common shares to Mr. and Mrs. Michael Appleby in a private placement for cash for total gross proceeds of $1,000,000. As part of that transaction, we issued common share purchase warrants to Mr. and Mrs. Appleby entitling them to collectively purchase, through May 6, 2004, a number of common shares with a value of up to $500,000 at an exercise price equal to 50% of our "daily weighted average closing price" for the thirty trading days immediately preceding the date of exercise of the warrants; but not to be less than $0.30 per share. Based upon the foregoing formula, the maximum number of common shares Mr. and Mrs. Appleby could collectively purchase under the warrants was 1,666,666 shares.

      o On February 11, 2004, we granted 50,000 restricted common shares to a past officer and director, Ms. Valerie Broadbent, for services provided to the company. We valued the grant at $40,000.

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

      o On June 1, 2004, we granted to Mr. Michael J. Stannard, in his capacity as managing director of our Secured Risks subsidiary pursuant to the terms of his employment agreement, a common share purchase option entitling him to purchase 1,250,000 restricted common shares at the exercise price of $0.85 per share. One-half of these options vest on grant, and the balance vest on the first anniversary of grant These options lapse to the extent unexercised on May 30, 2009. We valued the options at $937,908 for financial statement purposes using the Black-Scholes model.

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

      o On August 1, 2004, we granted to Mr. William Glanton, in his capacity as managing director of Secure Risks pursuant to the terms of his employment agreement, a common share purchase option entitling him to purchase 100,000 restricted common shares at the exercise price of $0.76 per share. One-half of these options vest on the first anniversary of the grant date, and the balance vest on the second anniversary These options lapse to the extent unexercised on May 30, 2009. We valued the options at $67,088 for financial statement purposes using the Black-Scholes model.

    RULE 505

    We have sold or issued the following securities not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Rule 505 of Regulation D promulgated under Section 3(b) of the Securities Act during the nine-month interim period ended September 30, 2004. The offer and sale of the securities in each offering was exempt from the registration requirements of the Securities Act under Rule 505 insofar as: (1) pursuant to Rule 505(b)(2)(i), the aggregate offering price for the offering did not exceed $5,000,000, less the offering price of all securities sold within the twelve months preceding the start of and during the offering of securities under Rule 505 or in reliance upon any exemption under Section 3(b) of the Securities Act of 1933 or in violation of Section 5 of the Securities Act of 1933; (2) pursuant to Rule 505(b)(2)(ii), there were no more than 35 non-accredited investors in the offering; (3) no offers or sales under the offering was effected through any general solicitation or general advertising within the meaning of Rule 502(c); and (4) the transfer of the securities in the offering were restricted by the company in accordance with Rule 502(d). Except as stated below, no underwriting discounts or commissions were payable with respect to any of the offerings.

      o On January 22, 2004, we granted to Messrs. Richard Clarke, Roger Cressey, William Glanton and Major General John Admire, Ret., as compensation for providing services as members of our advisory board, fully vested common shares purchase options entitling them to each purchase 100,000 shares at the exercise price of $0.35 per share. These options expire on January 22, 2009. We valued each grant at $30,875 for financial statement purposes using the Black-Scholes model.

      o On February 20, 2004, we issued 51,908 restricted common shares to the shareholders of Emerging Concepts, Inc. in connection with our acquisition of the common shares of that corporation. The shares were issued to Messrs. Oscar E. Hayes (43,675 shares), Delmar Kintner (5,840 shares) and Carlos Garza (2,393 shares). We valued the shares at $20,000.

      o On June 15, 2005, 2004, we granted to a consultant, Homeland Security Stocks.com, a fully vested warrant entitling it to purchase 25,000 restricted common shares at $1.50 per share, and an additional 25,000 common shares at $2 per share. These warrants expire on June 14, 2009. These warrants were granted as compensation for 36,216. We valued the grant at $36,216 for financial statement purposes using the Black-Scholes model.

USE OF PROCEEDS OF REGISTERED OFFERINGS

    Universal Holdings filed a registration statement on form SB-2 (pre-effective amendment no. 1) with the SEC on May 13, 2004, which registration statement was declared effective by the SEC on May 24, 2004. This registration statement registered the sale of up to 8,645,342 common shares held by various shareholders of the company. The common shares to be sold under the registration statement will be sold from tome-to-time by the selling shareholders at prevailing market prices. All proceeds of the sales will be retained by the selling shareholders, and will not be paid or remitted or otherwise made available to the company. The estimated costs and expenses for the offering was $97,000. No payments have or will be made to any directors, officers, general partners of the company or their associates; to persons owning 10% or more of any class of the company's equity securities, or to any other affiliates of the company.

REPURCHASES OF EQUITY SECURITIES

    We did not repurchase any equity securities during the nine-month interim period ended September 30, 2004.

                         DEFAULTS UPON SENIOR SECURITIES

    No defaults upon senior securities occurred during the nine-month interim period ended September 30, 2004.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote by the holders of our securities during the nine-month interim period ended September 30, 2004.

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

      31.1 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act *

      31.2 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act *

      32.1 Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act *

      32.1 Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act *

            ----------

            *      Filed herewith

REPORTS ON FORM 8-K

    During the three-month interim period ended September 30, 2004, we filed the following current reports on form 8-K:

      o On July 2, 2004, we filed a current report on form 8-K relating to the purchase by Absolute Return Europe Fund of 2,500,000 unregistered shares of common stock for gross proceeds of $1,500,000.

      o On July 2, 2004, we filed a current report on form 8-K relating to the acquisition by our wholly-owned Secure Risks Ltd. subsidiary of all of the shares of Strategic Security Solutions International Ltd. for 4,101,494 unregistered Universal Holdings common shares.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Dated at Newport Beach, California, this 22nd day of November, 2004.

                          UNIVERSAL GUARDIAN HOLDINGS, INC.

                          By:    /s/  Michael J. Skellern
                                 ---------------------------------------------
                                 Michael J. Skellern
                                 President and Chief Executive Officer
                                 (principal executive officer)


                          By:    /s/ Marian J. Barcikowski
                                 ---------------------------------------------
                                 Marian J. Barcikowski
                                 Chief Financial Officer
                                 (principal accounting and financial officer)