Form 10KSB
period 2004-12-31
UNIVERSAL GUARDIAN HOLDINGS INC
filed 2005-04-18
CIK 859916

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10–KSB

_________________

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ___________
Commission file number: ___________

UNIVERSAL GUARDIAN HOLDINGS, INC.

(Exact name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0379106 (I.R.S. Employer Identification No.)

4695 MacArthur Blvd.
Suite 300
Newport Beach, California 92660
(949) 861-8295

 (Address of principal executive offices) (Zip code)
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common stock, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:   Yes       No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:

The issuer’s revenues for its most recent fiscal year (fiscal 2004) was $4,116,093.

The aggregate market value of the issuer’s voting and non-voting common equity held by the issuer’s non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days, was $27,627,000 as of March 31, 2005.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court during the past five years:   Yes      No

The number of shares outstanding of each of the issuer’s classes of stock as of as of March 31, 2005, the latest practicable date, was 39,031,552 shares of common stock and 600 shares of series ‘A’ preferred stock.

Documents Incorporated By Reference

The issuer has not incorporated by reference into this annual report: (1) any annual report to the issuer’s securities holders, (2) any proxy or information statement, or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act.

TABLE OF CONTENTS
Page

BUSINESS

4

Overview

4

Corporate History And Development

5

Markets; Competition; Product Advantages

8

Marketing and Distribution Strategy

9

Manufacturing Capacity

10

Research and Development

10

Patents and Licenses

10

Government Regulation

10

Subsidiaries

11

Employees

11

PROPERTIES

11

FINANCIAL STATEMENTS AND SUMMARY FINANCIAL DATA

12

MANAGEMENT’S DISCUSSION AND ANALYSIS OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

12

General

12

Overview

12

Universal Guardian Corporation; Discontinued Operations; Acquisitions

13

Results of Operations

14

Liquidity and Capital Resources

16

Off-Balance Sheet Arrangements

19

Critical Accounting Policies

19

Recent Accounting Pronouncements

19

MANAGEMENT

20

Identity

20

Business Experience Of Executive Officers And Directors

21

Structure Of Board Of Directors

23

Board Committees And Independence

24

Director Compensation

24

Board of Advisors

24

Advisor Compensation

25

Employment And Consulting Agreements With Executive Management

25

Summary Compensation Table

30

Stock Options And Stock Appreciation Rights Grant Table

31

Stock Options And Stock Appreciation Rights Exercise And Valuation Table

31

Compliance With Section 16

32

Code of Ethics

32

PRINCIPAL SHAREHOLDERS

32

TRANSACTIONS AND BUSINESS RELATIONSHIPS WITH MANAGEMENT AND PRINCIPAL SHAREHOLDERS

34

Transactions With Executive Officers, Directors And Shareholders

34

EQUITY COMPENSATION PLANS

35

Summary Equity Compensation Plan Data

35

Description of Equity Compensation Plans Approved By Shareholders

36

Description of Equity Compensation Plans Not Approved By Shareholders

37

UNCERTAINTIES AND RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

37

Risks Relating To Our Business

37

Risks Relating To An Investment In Our Securities

41

LEGAL PROCEEDINGS

45

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

46

MARKET PRICE OF AND DIVIDENDS ON OUR COMMON SHARES AND RELATED STOCKHOLDER MATTERS

46

Description Of Market

46

Dividend Policy

47

Repurchases Of Equity Securities

47

Recent Sales Of Unregistered Securities

47

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

47

PRINCIPAL ACCOUNTANT FEES AND SERVICES

48

CONTROLS AND PROCEDURES

48

Evaluation Of Disclosure Controls And Procedures

48

Changes in Internal Control over Financial Reporting

49

OTHER INFORMATION

49

EXHIBITS

49

UNIVERSAL GUARDIAN HOLDINGS, INC.  ANNUAL FINANCIAL STATEMENTS  DECEMBER 31, 2004

54

Report of Independent Registered Public Accounting Firm

1

Consolidated Balance Sheet

2

Consolidated Statements Of Operations And Other Comprehensive Loss

3

Consolidated Statement Of Stockholders’ Equity (Deficit)

4

Consolidated Statements Of Cashflow

6

Notes To Consolidated Financial Statements

8

SIGNATURES OF EXECUTIVE OFFICERS

55

SIGNATURES OF BOARD OF DIRECTORS

55

-iii-

ADVISEMENTS

The information set forth in the section of this annual report captioned “Business” is current as of March 31, 2005, unless an earlier or later date is indicated in that section.  The information set forth in the sections of this annual report other than “Business” is current as of December 31, 2004, unless an earlier or later date is indicated in those sections.

The terms “common shares”, “preferred shares”, and “series ‘A’ preferred shares” used in this annual report refer to our common stock, par value $0.001 per share, “blank check” preferred stock, par value $.001 per share, and series ’A’ convertible preferred stock, par value $0.001 per share, respectively.  The term “UGC series ‘A’ preferred shares” refers to series ’A’ convertible preferred stock, par value $0.001 per share, issued by our Universal Guardian Corporation subsidiary.

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

In this annual report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results.  These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances.  You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions.  When reading any forward looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:  (1) whether or not markets for our products develop and, if they do develop, the pace at which they develop; (2) our ability to attract the qualified personnel to implement our growth strategies, (3) our ability to develop sales, marketing and distribution capabilities; (4) the accuracy of our estimates and projections; (5) our ability to fund our short-term and long-term financing needs; (6) changes in our business plan and corporate strategies; and (8) other risks and uncertainties discussed in greater detail in the sections of this annual report, including those captioned “Management's Discussion And Analysis Of Financial Condition And Results Of Operations” and “Uncertainties And Risk Factors That May Affect Our Future Results And Financial Condition”.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this annual report as well as other pubic reports filed with the United States Securities and Exchange Commission (the “SEC”).  You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.  We are not obligated to update or revise any forward-looking statement contained in this annual report to reflect new events or circumstances unless and to the extent required by applicable law.

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

Our Secure Risks Ltd. subsidiary (“Secure Risks”), and its Strategic Security Solutions International Ltd. subsidiary (“SSSI”), provide comprehensive business risk solutions and strategic security services, to protect government and commercial assets worldwide.  Secure Risks and SSSI services include threat assessment, risk analysis, country risk management, business intelligence, corporate investigations, information assurance, kidnap and ransom, intellectual property and brand protection, identification theft and investigations of fraud, money laundering, stock manipulation, as well as strategic security including executive and diplomatic protection and training.  Secure Risks and SSSI provide their services out of their corporate headquarters in London, England, and through regional branch offices located in Cyprus, Kabul, Cape Town, Jakarta, Hong Kong, the United Arab Emirates, Los Angeles (Newport Beach).  Secure Risks is in the process of opening additional regional offices in Washington, D.C., Dubai, Baghdad, and Caracas.

Our Shield Defense International Ltd. subsidiary, and its Shield Defense Corporation subsidiary , focus on designing and producing non-lethal or less-lethal personal protection devices and projectiles for use by the military, law enforcement, private security and consumer personal protection markets.  Shield Defense International and Shield Defense Corporation (collectively, “Shield Defense”) have recently completed development on two products which we have recently introduced to the market.  The first of these products, the Cobra StunLight™, is a laser-directed flashlight that can target and temporarily blind and disorient an assailant from distances up to 21 feet with a high-pressure stream of either OC (pepper spray) or CS (tear gas).  The second product, the Python Projectile Launcher, is a semi-automatic projectile launcher which can debilitate an assailant using a proprietary frangible projectile, originally developed by the U.S. Navy, at an effective range of 40+ feet.  A frangible projectile is one which breaks-up upon impact, thereby reducing the risk of injury to the suspect.  The Python Projectile Launcher has the capacity of ten projectiles in the pistol configuration, and 180 projectiles in the carbine configuration, and can be supplied with a laser-aiming device for better precision and accuracy.  The device can use five projectile variants, including OC powder, inert liquid, glass shattering, marking and kinetic impact. Each projectile has a specific use ranging from individual suspect temporary incapacitation to crowd control.  We are currently developing international manufacturing, sales and marketing channels to facilitate the introduction of these products to the targeted markets.

Our ISR Systems Corporation subsidiary (“ISR Systems”) focuses on providing integrated security platforms that help mitigate terrorist and security threats against high value targets such as military installations, government buildings and critical infrastructure such as transportation networks, embassies, ports, airports, borders, and commercial and industrial facilities such as power plants, petroleum refineries and chemical plants.  ISR Systems has developed a secure, wireless and web-based security platform which can integrate automatic day/night video cameras, long-range thermal imagers, radar, sonar, chemical sensors, secure access controls, personnel identification, and license plate recognition. The interoperable command, control and communications functions of the platform integrates surveillance, detection, tracking and response capabilities to provide shared situational awareness, coordinated operational planning and execution, and optimized force deployment among military, law enforcement, government and emergency services organizations.  ISR Systems introduced this system to the market in the first quarter of 2004, and is currently directing its market efforts toward the United States Navy, major defense contractors, and domestic and international port security projects in conjunction with our strategic alliance partners, EWA Information And Infrastructure Technologies, Inc., but has not had any revenues through December 31, 2004.

Corporate History And Development

We were originally incorporated in Delaware on August 31, 1989 under the name Guideline Capital Corporation.  After our incorporation, we engaged in the business of locating an acquisition target.  We identified and effected an acquisition when, effective September 13, 1999, pursuant to a Share Exchange and Reorganization Agreement, we acquired all the outstanding shares of Hollywood Partners, Inc., a California corporation from its parent company, Vitafort International Corporation.  As a consequence of this transaction, Vitafort acquired approximately 62.5% of our common shares, and Hollywood Partners, Inc. became our wholly owned subsidiary.  We then changed our name to Hollywood Partners.com, Inc. and, until the first quarter of 2001, engaged in the business of marketing and promoting entertainment-themed websites presenting both proprietary and sourced content. We abandoned this business in the first quarter of 2001 due to the collapse of many Internet companies and our inability to generate significant revenues. Thereafter, until mid-2002, we unsuccessfully sought to develop entertainment properties.

On October 25, 2002, in contemplation of the possible acquisition of a new business through the acquisition of a new company, our board of directors and shareholders approved a plan whereby our board was authorized, among other things, to (1) change our name to a new name selected by our board, (2) effectuate a reverse stock split in our common stock in a ratio of not less than one for ten and not more than one for thirty, as determined by our board, and (3) sell our three subsidiaries as of that date, Hollywood Partners, Inc., Avenue of the Stars Entertainment, Inc. and Hall of Fame Pro, Inc., as well as our domain name “HollywoodPartners.com.”  On December 4, 2002, we entered into a Share Exchange Agreement and Plan of Reorganization with Universal Guardian Corporation (“Guardian Corporation”) and its shareholders pursuant to which those shareholders would exchange their common shares in Guardian Corporation for Universal Holdings common shares and acquire control of the company (the “UGC Acquisition Agreement”).  Guardian Corporation was a private company formed under the laws of Nevada on March 28, 2001 by Mr. Michael Skellern, our current Chairman of the Board, President and Chief Executive Officer, to develop security technologies, products and services for military, government and commercial markets.  Pursuant to or in anticipation of the UGC Acquisition Agreement, as subsequently amended on December 16, 2002, we (1) effected a 1 for 20 reverse stock split on December 3, 2002 pursuant to which we reduced our outstanding common shares to 4,848,014 shares and reduced the number of common shares purchasable under our outstanding options and warrants to 1,779,875; (2) changed our name to Universal Guardian Holdings, Inc. on December 6, 2002; and (3) issued 11,300,000 common shares to the Guardian Corporation shareholders on December 31, 2002.  Prior to the transaction we transferred our subsidiaries and the right to use our domain name to our shareholders.  The terms of the exchange were determined by the parties on an arms-length negotiated basis.  No independent valuation was sought from a business and technology appraiser or other third party due to financial constraints.

At the time we entered into the UGC Acquisition Agreement, Guardian Corporation was owned by five shareholders, including Mr. Skellern who owned approximately 40% of Guardian Corporation’s common shares, and two series ‘A’ preferred shareholders.  As a consequence of the UGC Acquisition Agreement, (1) we acquired 100% of Guardian Corporation’s common shares and 92.4% of its total capital stock after taking into consideration the outstanding series ‘A’ preferred shares; and (2) the Guardian Corporation shareholders acquired approximately 70% of our outstanding common shares, and 69.1% of our total capital stock after taking into consideration 600 series ‘A’ preferred shares issued by the company prior to the acquisition which remained outstanding after the transaction.  We valued the acquisition of Guardian Corporation at $104,855 based upon the historical cost of our net liabilities assumed on the books of Guardian Corporation.

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

The Guardian Corporation acquisition was brought to our attention by Mr. Nikolas Konstant, our President, chairman of the board and largest shareholder at the time, and Mr. Mark Beychok, a consultant to our company and  our second largest shareholder at the time and a former chairman of the board.  Messrs. Konstant and Beychok were also managing partners of the DYDX Group of Funds, LLC (“DYDX”).  On August 15, 2002, DYDX had entered into a letter of intent with Guardian Corporation pursuant to which DYDX agreed to secure bridge financing and a capital infusion for Guardian Corporation, subject to Guardian Corporation’s agreement to consummate a reverse takeover merger into a public entity to be supplied by DYDX, and Guardian Corporation completing its acquisition of The Harbour Group, Inc.  DYDX later identified our company as the public entity for the transaction, and negotiated the terms of the share exchange on our behalf. While Guardian Corporation agreed to compensate DYDX in warrants for its services under the letter of intent, those warrants were never paid as the result of a subsequent settlement between DYDX and Guardian Corporation. No compensation was paid by Universal Holdings to DYDX or Messrs. Konstant or Beychok in connection with the transaction.

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

On January 13, 2004, we formed a new wholly-owned California subsidiary named Shield Defense Technologies, Inc. (“Shield Technologies”).  Our intent in forming Shield Technologies was to coordinate the holding of our patents, patent applications, product and technology agreements, original equipment manufacturing agreements and strategic alliance agreements in a single subsidiary, through which we would coordinate the marketing and distribution of products, and services developed or provided by our other operating subsidiaries.

On January 22, 2004, we formed a new wholly-owned California subsidiary named Shield Defense Corporation.  Our intent in forming Shield Defense Corporation was to centralize all of our new non-lethal and less-lethal weapon and projectile development activities, products, technologies and services into one corporation.

On February 13, 2004, we acquired Emerging Concepts, Inc. pursuant to a share exchange.  Emerging Concepts is a private California company formed in January 1987 which historically was engaged in the business of providing surveillance and reconnaissance systems, sensors and engineering services.  Emerging Concepts provided those systems and services to U.S. military and national security agencies, including the U.S. Navy, U.S. Air Force, U.S. Border Patrol, and major defense industry leaders such as Lockheed Martin, Northrop, Boeing, Raytheon, BAE and United Defense.  We paid 51,908 restricted shares, with a value of $20,000 based upon the average closing price of our common shares over the 30 day period prior to the closing, to the shareholders of Emerging Concepts to purchase their shares, including 5,840 shares issued to Mr. Delmar R. Kintner, who we have since employed as President of our ISR Systems subsidiary.  The primary purpose of the acquisition was to utilize the established relationships between Emerging Concepts and the military and national security agencies and defense industry companies to market our products and technologies.  The principal asset of Emerging Concepts other than its relationships is its secret personnel and facility clearances, which we estimate would cost more than $50,000 to procure were we to file new applications with the U.S. government for those clearances.  The terms of the share exchange were determined by the parties on an arms-length negotiated basis.  No independent valuation was sought from a business and technology appraiser or other third party due to financial constraints.  There was no relationship between Universal Holdings, including our officers, directors and shareholders, and Emerging Concepts, including its officers, directors and shareholders, prior to the share exchange.  No finder’s fees or other forms of consideration were paid by Universal Holdings or Emerging Concepts or our respective officers, directors or shareholders in connection with the share exchange.

On February 24, 2004, we changed the name of Emerging Concepts to ISR Systems Corporation (“ISR Systems”).  We have since decided to centralize all of our more recent integrated security system development activities, products, technologies and services into this corporation.

On July 1, 2004, we acquired our wholly-owned Secure Risks Ltd. (“Secure Risks”) subsidiary from our solicitors.  Secure Risks was an inactive numbered limited liability company organized under the laws of the United Kingdom and Wales on December 16, 2003 that had never appointed officers or directors or conducted any business. We acquired the Secure Risks corporate shell as a corporate vehicle to provide comprehensive business and governmental risk solutions and strategic security services and to acquire Strategic Security Solutions International Ltd. as discussed below and continue its operations.

On July 1, 2004, Secure Risks acquired all of the shares of Strategic Security Solutions International Ltd. (“SSSI”), together with its affiliated companies Strategic Security Solutions International (B.V.I.) Limited and Tag 24 Limited pursuant to a share exchange.  SSSI was a private United Kingdom and Wales limited liability company formed on September 23, 1998 which provided strategic and tactical security services to established and emerging governments, military services, multi-national corporations and high profile business and individual clients around the globe.  SSSI services include maritime and port security, threat and vulnerability assessments, security planning and system design, executive protection and travel risk management, tactical armed security, assets in transit, crisis management, contingency planning, incident management and evacuation, executive and diplomatic protection and training, physical security training, weapons and self-defense training and government training.  Pursuant to the terms of an Agreement And Plan Of Share Exchange dated June 28, 2004 and effective July 1, 2004, Secure Risks issued 4,101,494 unregistered Universal Holdings common shares, with a value of $3,240,180 based upon the trading price of those shares, to SSSI’s five shareholders-employees, Messrs. Bruce M. Braes, Ian Schriek, Richard Kuhn , John Chase and Richard Lumpkin, each of whom has continued as either an employee or consultant to Secure Risks.  Included in these shares are 975,373 common shares (the “escrow shares”) which will be retained in escrow by the Secure Risks until June 28, 2005.

Secure Risks reserves the right to rescind some or all of the escrow shares to the extent (1) SSSI’s annualized sales revenue is less than that reflected in unaudited financial statements provided by SSSI, in which case a portion of the escrow shares shall be rescinded equal to the percentage difference in the sales revenue multiplied by the total number of escrow shares then held; and (2) Secure Risks institutes certain claims against SSSI’s prior shareholders relating to the breach of their covenants or indemnities under the Agreement And Plan Of Share Exchange, or with respect to certain tax liabilities of SSSI. The terms of the share exchange were determined by the parties on an arms-length negotiated basis.  No independent valuation was sought from a business and technology appraiser or other third party due to financial constraints.  There was no relationship between Universal Holdings, including our officers, directors and shareholders, and SSSI, including its officers, directors and shareholders, prior to the share exchange.  No finder’s fees or other forms of consideration were paid by Universal Holdings or SSSI or our respective officers, directors or shareholders in connection with the share exchange.

On May 1, 2004, we formed a new wholly-owned Hong Kong subsidiary named Shield Defense International Ltd.  Our intent in forming Shield Defense International was to establish an off-shore corporate entity to manufacture our new non-lethal and less-lethal weapon and projectile development activities off-shore, and to centralize all of our non-lethal and less-lethal weapon and projectile development activities, products, technologies and services in that company while retaining domestic marketing and sales activities in Shield Defense Corporation, which became a wholly-owned subsidiary of Shield Defense International.  No material operations have commenced to date with respect to Shield Defense International pending product introduction.

Markets; Competition; Product Advantages

Security Services

We provide strategic and tactical security services to established and emerging governments, military services, multi-national corporations and high profile business and individual clients around the globe through our Secure Risks and SSSI subsidiaries.  SSSI services include maritime and port security, threat and vulnerability assessments, security planning and system design, executive protection and travel risk management, tactical armed security, assets in transit, crisis management, contingency planning, incident management and evacuation, executive and diplomatic protection and training, physical security training, weapons and self-defense training and government training.  All of our revenues since June 2004 have been generated through the provision of these security services.

Cobra StunLight™

The market for our Cobra StunLight™ product are generally the military, law enforcement, private security and consumer markets which will use the device to apprehend or subdue suspects, assailants or prisoners, or the consumer personal protection market which will use the device to defend against assailants.

Competing devices presently in the market include:

•

The powder-released OC (pepper powder ball) marketed by Jaycor Tactical Systems, Inc.  This product utilizes Tippmann Paintball markers to launch a standard-sized .68-inch paintball-type sphere containing OC (pepper spray).  Jaycor is positioning its company around this single OC (Pepper Ball) product and launcher.

•

TASER® brand conducted-energy weapons.  These products utilize compressed nitrogen to shoot two small probes up to 15 or 21 feet (21 foot cartridges sold to law enforcement and aviation security agencies only). These probes are connected to the weapon by high-voltage insulated wire. When the probes make contact with the target, the TASER® energy weapon transmits powerful electrical pulses along the wires and into the body of the target. These weapons have been implicated in up to 31 suspicious deaths since their inception. The TASER® is a specialty weapon generally used by a relatively small portion of law enforcement, military, private security and consumer markets given licensing requirements and other regulatory restrictions governing its use.  The Cobra StunLightTM is a less-expensive “everyday use” multi-purpose product for those markets insofar as it can be readily carried by law enforcement or security personnel on their persons as part of their equipment (these personnel generally do not carry a TASER® with them), and the use of OC (pepper spray) or CS (tear gas) is not subject to the higher level of regulation as the TASER® device.

•

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

We believe our personal protection products will have a competitive advantage over these and other non-lethal and less-lethal devices since we can offer an array of non-lethal devices that meet law enforcement agency and mission requirements, as well as consumer needs.  We also believe we will be able to compete based on price, performance and value.  We believe our products will be more flexible than the competition and will be readily available to the police officer when needed. The Cobra StunLight™ will replace police officers’ current flashlights, and also be available to the consumer for protection at home and in automobiles.

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

ISR Systems Security Platform

The market for ISR Systems integrated security platform will be the military and government agencies in charge of protecting government buildings and facilities including embassies, ports, airports, jails, prisons and border crossings, and businesses which need to protect commercial and industrial facilities such as petroleum collection and transportation networks, petroleum refineries and chemical plants.  Competition is fragmented in the defense and security industries and is dominated by small specialty system integrators who develop site-specific system designs and utilize a number of subcontractors to assemble, integrate and install these “one-off” security systems utilizing a multitude of sensor suppliers.  Integrators range from Lockheed Martin to small local security firms.  ISR Systems’ integrated and interoperable system incorporates an “end-to-end” security solution to secure entire threat environments with our branded modular security platform utilizing OEM suppliers. ISR Systems’ approach starts with a threat and vulnerability assessment, risk analysis, security plan and a system design that is a modular and scaleable system to adjust to any threat environment and ends with system installation and training. Recurring revenue will be realized from annual or bi-annual security plan testing and evaluation and upgrades.

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

In the case of our ISR Systems’ integrated security platforms, we have entered into original equipment manufacturing (“OEM”) agreements with a network of software and sensor suppliers.  Under the terms of these agreements, the manufacturers will supply their products to ISR Systems under our “Shield” brand under terms that provide consistent product specifications, expanded profit margins, service levels to ISR Systems, and a single, cost-effective, modular, and scaleable security platform to meet most security threat environments.

Research and Development

We currently conduct research and development activities either in-house or through engineering consultants.  We recorded no research and development expenses in fiscal 2002 or 2003.  We have budgeted $225,000 for research and development for fiscal 2005.

Patents and Licenses

On October 23, 2003, we filed an application captioned “Laser and Tear Gas Equipped Self Defense LED Flashlight” with the United States Patent and Trademark Office.  This application covers our Cobra StunLightTM  product and was filed by Messrs. Dennis M. Cole and Michael J. Skellern.  Messrs. Cole and Skellern have since assigned all of their rights to that application to the company.  The patent application is still under review as of the date of this annual report.

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

Government Regulation

Every state allows the sale of OC (pepper spray) or CS (tear gas) aerosol products to law enforcement agencies or military personnel without regulation or licensing, while approximately 48 states allow the sale of these products to other consumers without regulation or licensing other than limiting the quantity of chemical contained in the product.

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

Subsidiaries

We directly or indirectly own six active wholly-owned operating subsidiaries:  Secure Risks Ltd., Strategic Security Solutions International Ltd., Shield Defense International Ltd., Shield Defense Corporation, ISR Systems Corporation and Shield Defense Technologies, Inc.  We also currently own 88.7% of the capital stock of one dormant subsidiary, Universal Guardian Corporation, which in turn owns one dormant wholly-owned subsidiary, The Harbour Group, Inc.

Employees

We currently have a staff comprised of eight executive officers, four regional directors and eight employees.  We also use the services of 256 consultants and contractors paid under various government and commercial contracts.  We anticipate that the employees and consultants currently engaged by the company will be able to handle most of our any administrative, research and development, sales and marketing, and manufacturing requirements.  We believe that our employee relations are good.  None of our employees are represented by a collective bargaining unit.

PROPERTIES

Universal Holdings currently leases its principal executives offices located space located in Newport Beach, California, from The Irvine Company.  The lease agreement, which has a term of 36 months ending July 31, 2007, provides for the payment of $6,600 in base rent per month.  We will also be obligated to reimburse the lessor for our proportionate share of any increase in building costs and property taxes over the base year of the lease.  Universal Holdings uses this space as the executive offices of all of our subsidiaries other than Secure Risks, ISR Systems and Shield Defense International.  There is no affiliation between Universal Holdings or any of our principals or agents and The Irvine Company or any of their principals or agents.

Our Secure Risks subsidiary currently leases its principal executive offices located in London, England, from LexLawn Associates Limited Directors Pension Scheme.  This lease agreement, which expires on April 30, 2006, provides for the payment of £35,540 in base rent per year.  We are also obligated to reimburse the lessor for our electricity, gas and telephone.  Secure Risks uses this space as the executive offices of our SSSI subsidiary.  There is no affiliation between Universal Holdings or any of our principals or agents and LexLawn Associates Limited Directors Pension Scheme or any of their principals or agents.

Our subsidiaries also maintain offices in various cities throughout the world pursuant to monthly leases or other arrangements terminable at will.

FINANCIAL STATEMENTS AND SUMMARY FINANCIAL DATA

Our financial statements and notes thereto are filed in a separate section at the end of this annual report.  The following tables summarize the consolidated statements of operations and balance sheet data for our company for the periods or as of the dates indicated, respectively:

Year Ended December 31,
	2004	2003
Revenue	$ 4,116,093	$ 3,746,282
Gross profit	$ 996,465	$ 559,396
Net loss	$ (2,596,274)	$ (5,309,190)
Preferred stock dividends	$ (177,969)	$ (117,181)
Net loss attributed to common shareholders	$ (2,774,243)	$ (5,426,371)
Net loss per common share, basic and diluted	$ (0.29)	$ (0.31)
Weighted average common shares outstanding, basic and diluted	31,413,261	17,697,954

December 31, 2004
Consolidated Balance Sheet Data:
Current assets		$ 982,268
Total assets		$ 5,338,184
Current liabilities		$ 3,246,037
Total liabilities		$ 3,246,037
Total stockholder’s equity (deficit)		$ 2,050,780

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2004 and explanatory notes included as part of this report.

Overview

Universal Holdings is a holding company which provides security products and services to mitigate terrorist, criminal and security threats for governments and businesses worldwide through our various operating subsidiaries.

Our Secure Risks subsidiary, and its SSSI subsidiary, provide comprehensive business risk solutions and strategic and tactical security services to protect government and commercial assets worldwide.  Secure Risks and SSSI services include threat assessment, risk analysis, country risk management, business intelligence, corporate investigations, information assurance, kidnap and ransom, intellectual property and brand protection, identification of theft and investigations of fraud, money laundering, stock manipulation, as well as strategic security including executive and diplomatic security, close and force protection and training.  All of our revenues from January 1, 2004 to date have been generated by Secure Risks and SSSI.

Our Shield Defense International Ltd. subsidiary, and its Shield Defense Corporation subsidiary, focus on designing and producing non-lethal or less-lethal personal protection devices and projectiles for use by the military, law enforcement, private security and consumer personal protection markets.  Shield Defense International and Shield Defense Corporation (collectively, “Shield Defense”) has recently completed development on two products which we are currently introducing to the market.  The first of these products, the Cobra StunLight™, is a heavy duty flashlight that launches a laser-aimed stream of either OC (pepper spray) or CS (tear gas).  The second product, the Python Projectile Launcher, is a semi-automatic projectile launcher which can debilitate an assailant using a proprietary frangible projectile.  Development of the Cobra StunLight™ and Python projectiles launchers have been completed, with the U.S. Navy patented projectiles pending final development and production.  We are currently developing international sales and marketing channels to facilitate the introduction of these products to the targeted markets.

Our ISR Systems subsidiary focuses on providing integrated security platforms that help mitigate terrorist and security threats against high value targets such as military installations, government buildings and critical infrastructure such as transportation networks, embassies, ports, airports, borders, and commercial and industrial facilities such as power plants, petroleum refineries and chemical plants.  ISR Systems has not had any revenues through December 31, 2004.

Universal Guardian Corporation; Discontinued Operations; Acquisitions

On December 31, 2002, we consummated a share exchange pursuant to which we acquired Guardian Corporation as our wholly-owned subsidiary, and the shareholders of Guardian Corporation acquired approximately 70% of our outstanding common shares, and 69.1% of our total capital stock.  Since the shareholders of Guardian Corporation obtained control of our company, we treated the share exchange as a recapitalization for accounting purposes, pursuant to which Universal Holdings was required, in a manner similar to reverse acquisition accounting treatment, to adopt Guardian Corporation’s historical financial statements as those of our company, including with respect to periods pre-dating the acquisition.  Accordingly, in reading the following discussion of our consolidated financial condition and results of operations, please keep in mind that, to the extent that condition and those results pre-date our acquisition of Guardian Corporation, they reflect Guardian Corporation’s consolidated financial condition and results of operations.

The sole income producing asset of Guardian Corporation was its Harbour Group subsidiary which, in turn, had one income producing asset, a subcontract with Northern NEF, Inc, which provided waterside security systems for U.S. naval port facilities.  On September 23, 2003, Harbour Group was notified that Northern NEF’s contract with the U.S. Navy was terminated for the “Convenience of the Government”, thereby terminating its subcontract with Northern NEF.  Since the termination of the subcontract, we have undertaken the development of new businesses, intellectual property and products through our Secure Risks, Shield Defense and ISR Systems subsidiaries as described above, and have allowed both Harbour Group and Guardian Corporation to become dormant companies.  Harbour Group’s and Guardian Corporation’s only business activities at the time of this report are the collection of final amounts due under Harbour Group’s subcontract with Northern NEF and settlement amounts being claimed by Guardian Corporation under applicable U.S. Government Federal Acquisition Regulations.  Since our financial statements are prepared on a consolidated basis, all of the revenues and a substantial portion of the costs reflected in our consolidated financial condition and results of operations consist of those of Harbour Group.  Since Harbour Group’s subcontract with Northern NEF has been terminated and we have allowed the company to become dormant, there will be no further revenues generated by that company other than the collection of amounts claimed from the U.S. Navy in connection with that termination.  Accordingly, in reading the discussion of our consolidated financial condition and results of operations provided below, please keep in mind that our actual future results will likely differ considerably from our historical results.

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

Results of Operations

Selected Statement Of Operations Data

Summarized in the table below is statement of operations data comparing the year ended December 31, 2004 with the year ended December 31, 2003:

	Year Ended December 31,		Change ($)	Change (%)
	2004	2003
Net revenue	$ 4,116,093	$ 3,746,282	$ 369,811	10%
Cost of revenue	3,119,628	3,186,886	(67,258)	(2%)
Gross profit	996,465	559,396	437,069	78%
Selling, general and administrative expenses:	4,235,193	5,759,215	(1,524,022)	(26%)
Loss from operations	(3,238,728)	(5,199,819)	(1,961,019)	(37%)
Interest expense	(2,757)	(81,973)	(79,216)	(97%)
Financing costs	—	(205,000)	(205,000)	(100%)
Interest income	1,979	177,602	(175,623)	(99%)
Gain on settlement with former landlord	742,456	—	742,456	(100%)
Other	(99,224)	—	(99,224)	(100%)
Total other income (expense)	624,454	(109,371)	751,825	(100%)
Loss before provision for income taxes	(2,596,274)	(5,309,190)	(2,712,916)	(51%)
Provision for income taxes	—	—	—	—
Net loss	(2,596,274)	(5,309,190)	(2,712,916)	(51%)
Preferred stock dividends	(177,969)	(117,181)	(60,788)	51%
Net loss attributable to common stockholders	(2,774,243)	$ (5,426,371)	(2,652,128)	(49%)

Revenues And Gross Profits

Revenue for the year ended December 31, 2004 was $4,116,093, as compared to $3,746,282 for the same period in 2003, representing a $369.811 or10% increase.  Cost of revenue, gross profit and gross margin for the year ended December 31, 2003 were $3,119,628, $996,465 and 24%, respectively, as compared to $3,186,886, $559,396 and 15%, for the year ended December 31, 2003.

Our revenues for the year ended December 31, 2004 was principally derived from contracts for security services rendered by our SSSI subsidiary after the acquisition of that company by our SSSI subsidiary on July 1, 2004.  Approximately 75% of these revenues derived from contracts in Afghanistan.  Included in our contracts are contracts with International Relief and Development, Inc. (IRD), the U.S. Army and CDM Constructors, each of which contract (or set of contracts) would constitute more than 10% of our revenues.

Our revenues for the year ended December 31, 2003 were principally derived from contracts for services and installation of our integrated security systems by Harbour Group in four U.S. Navy harbors in the United States and Europe.  As previously discussed, we were notified in September 2003 that Northern NEF’s contract with the U.S. Navy was terminated, thereby terminating our subcontract with Northern NEF.  Since our revenues for 2004 and 2003 periods arise from the provision of completely different types of services and products, no trend comparisons can be made with respect to the cost of revenues and gross margins for these periods.

Selling, General And Administrative Expenses And Loss From Operations

Summarized in the table below are selling, general and administrative expenses comparing the year ended December 31, 2004 with the year ended December 31, 2003:

	Year Ended December 31,		Change ($)	Change (%)
	2004	2003
Professional and consulting fees	$ 2,122,464	$ 2,687,816	$ (565,352)	(21%)
Payroll and related benefits	1,201,774	882,284	319,490	36%
Rent (including settlement in 2003)	67,696	1,060,708	(993,012)	(94%)
Travel	180,406	118,946	61,460	52%
Insurance	105,576	88,716	(21,481)	(56%)
Utilities	17,054	38,535	(369,720)	(100%)
Software license	—	369,720	(369,720)	(100%)
Writedown of asset	20,447	139,483	(119,036)	(85%)
Depreciation	136,896	12,503	124,843	1,036%
Other	382,880	360,954	21,969	6%
	$ 4,225,193	$ 5,759,215	$ (1,534,022)	(27%)

Selling, general and administrative expenses for the year ended December 31, 2004 was $4,225,193, as compared to $5,759,215 for the year ended December 31, 2003, representing a $1,534,022 or 27% overall decrease. The overall decrease was principally attributable to a $993,012 decrease in rent, a $565,352 decrease in professional and consulting fees, and a decrease in the write-off of software license and asset of $369,720 and $119,036, respectively, partially offset by a $319,490 increase in payroll and related benefits, and a $124,843 increase in depreciation. The principal component of the $993,012 rent decrease was a charge of $942,456 related to the abandonment of our lease in Carlsbad, California in 2003 following the termination of The Harbour Group’s contract with the United States Navy in September 2003.  Similarly, the write-off of the software license and assets was also attributable to the termination of The Harbour Group’s contract with the United States Navy in September 2003.  The decrease in professional fees was principally attributable to a reduction in the use of outside consultants.  The increase in payroll and benefits was principally attributable to additional staffing arising from our acquisition of Secure Risks and SSSI in June 2004.

Other Income And Expense And Net Loss

Interest expense for the year ended December 31, 2004 was $2,757, as compared to $81,973 for the same period in 2003, representing a $79,216 or 97% decrease.  Interest expense relates to interest on notes payable, capital leases and interest charged by our sub-contractors for delayed payments on their invoices.  The decrease in interest expense for 2004 as compared to 2003 was interest charged by our sub-contractors for late payment on invoices and a decrease in notes payable outstanding.

Financing costs for the year ended December 31, 2004 was $0, as compared to $205,000 for the same period in 2003.  The $205,000 in financing costs in 2003 related to the exercise of a put option by two investors to require Guardian Corporation to repurchase 409,999 UGC series ‘A’ preferred shares pursuant to the terms an agreement whereby the investors previously converted bridge loans extended to Guardian Corporation and accrued interest thereon into those shares.  However, Guardian Corporation was prohibited under corporate law from repurchasing the shares since its total assets were less than its total liabilities.  The financing cost of $205,000 was calculated as the difference between the $1.75 put price and the carrying amount of the put shares of $1.25 times the number of put shares.

Interest income for the year ended December 31, 2004 was $1,979, as compared to $177,602 for the same period in 2003.  Interest income in 2003 principally relates to interest we charged the Northern NEF for delaying payment on our outstanding invoices of $207,011, offset by interest charged to us by our subcontractors of $31,440.  As a result of the termination of The Harbour Group’s contract with the United States Navy in September 2003, increase income decreased to $1,979 for 2004, insofar as we had small balances in our cash accounts for the year.

The $742,456 gain on settlement with former landlord for the year ended December 31, 2004 related to the settlement of our Carlsbad, California, facilities lease.  As previously discussed, we had abandoned this during the fiscal year ended December 31, 2003, and accrued the value of the future payments on this lease in the amount of $942,456.  We settled this matter during 2004, and agreed to pay our former landlord the sum of $200,000 by December 31, 2004, leading to a gain on settlement in the noted amount.

Preferred Stock Dividends And Net Loss Attributable To Common Shareholders

Preferred stock dividends for the year ended December 31, 2004 was $177,969 as compared to $117,181 for the year ended December 31, 2003.  This increase was attributable our obligation to pay or accrue dividends for a full fiscal year, partially offset by decreased dividend obligations attributable to the conversion of substantially all of our UGC series ‘A’ preferred shares into Universal Holdings common shares during fiscal 2004.

We recorded a net loss attributable to our common shareholders of $2,774,243 during the year ended December 31, 2004, as compared to a net loss attributable to our common shareholders of $5,426,371 during the fiscal year ended December 31, 2004, representing a $2,652,128 or 49% decrease in our net loss attributable to our common shareholders.  Our net loss attributable to our common shareholders for the year ended December 31, 2004 is principally attributed to the $3,238,728 loss from operations as discussed above, partially offset by $742,456 in the gain on the settlement of a legal matter with our former landlord and $177,969 in preferred stock dividends.

Liquidity and Capital Resources

Historical Sources of Cash

As reported in our audited consolidated financial statements for the year ended December 31, 2004 included as part of this report, for the period January 1, 2003 through December 31, 2004 we principally financed our operations and acquisitions through a combination of (1) the sale of common shares for cash ($2,303,537); (2) the sale by our Guardian Corporation subsidiary of UGC series ‘A’ preferred shares for cash ($494,947); (3) the issuance of our common shares in exchange for securities of companies we have acquired ($17,000); (4) the issuance of our common shares and/or options or warrants to purchase our common shares to various consultants in payment for the provision of their services, or to other creditors in satisfaction of our indebtedness to them ($3,410,950); (5) short-term financings including the sale of debentures ($1,200,000); (6) proceeds from the exercise of common share purchase options or warrants ($275,000); and (7) revenues received from our Secure Risks subsidiary and, prior to the termination of its subcontract and business in fiscal 2003, revenues received from our Harbour Group subsidiary.  Included in the above are the following significant transactions:

•

On June 1, 2003, we raised $494,868 pursuant to a private placement to 21 investors of 395,894 Guardian Corporation restricted UGC series ‘A’ preferred shares.  As part of the transaction, we (1) paid $51,721 in cash commissions to Camden Securities, Inc., and (2) issued Camden Securities common share purchase warrants entitling it to purchase, through May 31, 2005, a total of 26,987 common shares at $0.875 per share.  Each UGC series ‘A’ preferred share sold is convertible into one UGC common share or, at the option of the holder, one Unviersal Holdings common share.  During the period May 2004 through June 2004, the aforesaid shareholders converted 482,868 of the aforesaid UGC series ‘A’ preferred shares into 482,868 Universal Holdings common shares.

•

On July 2, 2003, we raised $50,000 pursuant to the private placement of 111,111 restricted common shares to an investor.  As part of that transaction, we issued common share purchase warrants to the investor entitling him to purchase, through July 3, 2008, 55,556 common shares at $1 per share and 55,555 shares at $1.25 per share.

•

On February 6, 2004, we raised $1,000,000 through the private placement of 3,610,108 restricted common shares to Mr. Michael Appleby and Mrs. Dominique Appleby.  As part of that transaction, we issued common share purchase warrants to Mr. and Mrs. Appleby entitling them to collectively purchase, through May 6, 2004, a number of common shares with a value of up to $500,000 at an exercise price equal to 50% of our “daily weighted average closing price” for the thirty trading days immediately preceding the date of exercise of the warrants; but not to be less than $0.30 per share.  These warrants have subsequently lapsed unexercised.

•

On May 25, 2004, we raised $1,500,000 pursuant to the private placement of 2,500,000 restricted common shares to Absolute Return Europe Fund.  As part of that transaction, we issued common share purchase warrants to Hunter World Markets, Inc. (“Hunter”), as placement agent, entitling it to purchase 625,000 unregistered common shares at $1.50 per share through May 27, 2006, and an additional 625,000 unregistered common shares at $2 per share through May 27, 2007.

•

On July 1, 2004, our Secure Risks subsidiary acquired all of the shares of SSSI in exchange for 4,101,494 unregistered Universal Holdings common shares.

•

On January 4, 2005, as part of a single transaction, we sold 100,000 restricted common shares to Mr. Michael Weiss in a private placement for cash for total gross proceeds of $100,000.  As part of that transaction, we issued to Mr. Weiss fully vested common share purchase warrants entitling him to purchase, through January 4, 2010, 25,000 common shares at $2 per share and an additional 25,000 shares at $2.50 per share.  Until July 2, 2005, we shall have the right to call or redeem the common shares underlying the warrant at the price of $3 per share for the first 25,000 shares, and $4 per share for the remaining 25,000 shares, in the event that we have registered those underlying shares, and the closing price of our common stock exceeds the applicable call price for the five consecutive days prior to our exercise of that right.

•

On January 14, 2005, as part of a single transaction, we sold short-term convertible debentures in the amount of $250,000 to The Hunter Fund Ltd. (“Hunter Fund”), $150,000 to IKZA Holding Corp. (“IKZA”) and $100,000 to Loman International SA (“Loman”).  We are obligated to pay the aggregate $500,000 in principal on the debentures, together with interest accrued thereon at the annualized rate of 24%, in cash to the debenture holders on June 30, 2005.  This amount was paid in full on February 8, 2005.

•

As additional consideration for the purchase of the debenture, we also granted to Hunter Fund, IKZA and Loman common share purchase warrants entitling them to purchase 125,000, 75,000 and 50,000 common shares, respectively, at the price of $2 per share.  These warrants lapse if unexercised by January 14, 2010.

•

The aforesaid private placement was effected through Hunter as placement agent.  Under the terms of our placement agency agreement, Hunter was paid $40,000 in cash and issued common share purchase warrants entitling it to purchase 250,000 restricted common shares at $2 per share.  These warrants lapse if unexercised on January 14, 2010.  In addition, we agreed to reduce the exercise price on 625,000 common share warrants previously issued to Hunter in May 2004 from $1.50 to $1 per share, and on an additional 625,000 common share warrants previously issued at that time from $2 to $1.25 per share.  In the event the volume average weighted price for our common shares exceeds $5 per share five consecutive days, the exercise prices will revert to that originally agreed upon.

Since the period described above, on February 7, 2005, as part of a single private placement, we sold (1) a total of 1,884,375 common shares together with common share purchase warrants entitling the holder to purchase 753,750 restricted common shares to Monarch Pointe Fund, Ltd. (“Monarch”) for the sum of $3,015,000, and (2) a total of 928,125 common shares together with common share purchase warrants entitling the holder to purchase 371,250 restricted common shares to Mercator Momentum Fund, LP (“Mercator Fund”) for the sum of $1,485,000. As part of that transaction, we paid to Mercator Advisory Group, LLC (“MAG”), as placement agent, the sum of $265,000 in cash for due diligence and legal fees and common share purchase warrants entitling it to purchase 281,250 restricted common shares.  One-half of the aforesaid warrants issued to Monarch, Mercator Fund and MAG are exercisable at $2.40 per share, while the balance are exercisable at $2 per share.  These warrants lapse if unexercised on February 7, 2008.

Cash Position and Sources And Uses Of Cash

Our cash and cash equivalents position as of December 31, 2004 was $330,862, as compared to $25,648 as of December 31, 2003.  The increase in our cash and cash equivalents for the year ended December 31, 2004 was attributable to $2,403,220 in cash raised through financing activities, partially offset by $1,474,368 in cash used in operating activities and $634,691 in cash used in investing activities.

Our operating activities used cash in the amount of $1,474,368 for the year ended December 31, 2004, as compared to $1,002,574 for the year ended December 31, 2003.  The $1,474,368 in cash used in operating activities for 2004 reflected our net loss of $2,596,274 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.  The $1,002,574 of cash used in operating activities for 2003 reflected our net loss of $5,309,190 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.  The significant reduction in our net loss for the year ended December 31, 2004 over 2003 is attributable to the downsizing of our operations during the latter half of 2003 due to the termination of our subcontract with Northern NEF and subsequent termination of certain personnel.

Our investing activities used cash in the amount of $634,691 for the year ended December 31, 2004, as compared to $152,061 for the year ended December 31, 2003.  The increase in our investing activities loss for the year ended December 31, 2004 over 2003 was principally attributed to the purchase of property and equipment for our SSSI subsidiary.

Our financing activities generated cash in the amount of $2,403,220 for the year ended December 31, 2004, as compared to $137,471 for the year ended December 31, 2003.  The principal sources of cash for 2004 was the issuance of common shares ($2,500,000) and proceeds received from the exercise of common share purchase options or warrants ($175,000), partially offset by offering costs in the amount of $261,463.  The principal sources of cash for 2003 was the issuance of UGC series ‘A’ preferred shares common stock in the amount of ($494,947 and proceeds received from the exercise of common share purchase options or warrants in the amount $100,000, partially offset by payments on notes in the amount of $299,811.

Capital Resources Going Forward

We currently have approximately $3,050,000 of cash on hand to fund our operations going forward.  As discussed above, our plan of operation for the twelve month period following the date of this annual report is for our Secured Risks subsidiary to continue to increase sales activities; our ISR System subsidiary to commence the sale of its services; and our Shield Defense subsidiary to commence the sale of its products.  We currently have budgeted approximately $18,410,000 in costs for the twelve month period following the date of this annual report, including approximately  $12,240,000, in costs of goods sold; $5,900,000 in general, sales and marketing expenses, $225,000 in research and development expenses, and $45,000 for the purchase or sale of plant and significant equipment

We believe that cash generated by the operations of our Secure Risks subsidiary in conjunction with our available working capital will be sufficient to continue our business for the next twelve months.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it become necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

Our anticipated costs described above are estimates based upon our current business plan.  Our actual costs could vary materially from those estimated.  Further, we could also change our current business plan resulting in a change in our anticipated costs.  See the discussion concerning “forward-looking statements: in that section of this annual report captioned “Advisements”.

Off-Balance Sheet Arrangements

There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financials statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The only critical accounting policy in the judgment of our management relates to the recognition of set up fees from contracts we enter into with our customers to provide certain services.  When an initial set up fee is charged, we recognize this fee as revenue on a monthly basis over the terms of the contracts as services are performed.  Revenue, billed monthly, is only recognized if we deem that collection is probable and other criteria of SFAS No. 48, ETIF 00-21 and SAB No. 104 are met.  For a description of those and other generally accepted accounting policies that we follow, see note 1, Organization and Significant Accounting Policies, contained in the explanatory notes to our annual consolidated financials statements included with this annual report.

The preparation of our consolidated financial statements also requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities, although we do not consider those estimates to represent critical accounting policies.  For a description of those estimates, see note 1, Organization and Significant Accounting Policies, contained in the explanatory notes to our annual consolidated financials statements included with this annual report.  On an ongoing basis, we evaluate our estimates, including those related to reserves, impairment of long-lived assets, value of our stock issued to consultants for services and estimates of costs to complete contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs— An Amendment of ARB No. 43, Chapter 4”.  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing [June 1953]”, to clarify the accounting for "abnormal amounts" of idle facility expense, freight, handling costs, and wasted material [spoilage].  Before revision by SFAS No. 151, the guidance that existed in ARB No. 43 stipulated that these type items may be "so abnormal" that the appropriate accounting treatment would be to expense these costs as incurred [i.e., these costs would be current-period charges].   SFAS No. 151 requires that these type items be recognized as current-period charges without regard to whether the "so abnormal" criterion has been met.  Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The adoption of SFAS 151 did not impact the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions—An Amendment of FASB Statements No. 66 and 67”.  SFAS No. 152 amends SFAS No. 66 to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2.  SFAS No. 152 also amends SFAS No. 67 to state that the guidance for (1) incidental operations and

(2) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance of SOP 04-2.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS 152 did not impact the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets— An Amendment of APB Opinion No.29”.  SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The adoption of SFAS 153 did not impact the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment”.  This revised statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued.  Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost.  This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  For public companies that file as a small business issuer, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The adoption of SFAS 123 (Revised) will have an impact the consolidated financial statements.  If the statement had been in effect for the years ended December 31, 2004 and 2003, the company would have recognized an additional expense of $2,106,028 and $254,361.

MANAGEMENT

Identity

The following table identifies our current executive officers and directors and their respective offices held:

Name	Age	Company	Office
Michael J. Skellern	56	Universal Guardian Holdings, Inc.	Chief Executive Officer and Director
		Secure Risks Ltd.	Chairman and Director
		Strategic Security Solutions International Ltd.	Director
		Shield Defense International (SDI)	Chairman and Director
		Shield Defense Corporation	Chairman of the Board and President
		Shield Defense Technologies, Inc.	President, Chief Executive Officer and Chairman of the Board
		ISR Systems Corporation	Director
		Universal Guardian Corporation	President, Chief Executive Officer and Director
Marian J. Barcikowski	50	Universal Guardian Holdings, Inc.	Chief Financial Officer
		Secure Risks Ltd.	Chief Financial Officer
		Strategic Security Solutions International Ltd.	Chief Financial Officer
		Shield Defense International (SDI)	Chief Financial Officer
		Shield Defense Corporation	Chief Financial Officer
		Shield Defense Technologies, Inc.	Chief Financial Officer
		ISR Systems Corporation	Chief Financial Officer
		Universal Guardian Corporation	Treasurer
Mark V. Asdourian	45	Universal Guardian Holdings, Inc.	General Counsel and Secretary

Michael J. Stannard	50	Universal Guardian Holdings, Inc.	Director
		Secure Risks Ltd.	Managing Director and Chief Operating Officer
		Strategic Security Solutions International Ltd.	Director
Bruce M. Braes	44	Secure Risks Ltd.	Managing Director - Strategic Security Solutions
		Strategic Security Solutions International Ltd.	Managing Director
John Chase	42	Secure Risks Ltd.	Managing Director – Director of Business Development
		Strategic Security Solutions International Ltd.	Director
William M. Glanton	62	Secure Risks Ltd.	Managing Director - United States
Kurt Schaerer	64	Shield Defense International Ltd.	Managing Director
Delmar R. Kintner	66	ISR Systems Corporation	President and Director
Mel R. Brashears	59	Universal Guardian Holdings, Inc.	Director

All of the executive officers provide their services as executive officers on a full-time permanent basis with the exception of Messrs. Kintner, Schaerer and Glanton, who also provide outside consulting services, and Mr. Asdourian, who devotes approximately one-half of his time to the affairs of Universal Holdings and the balance to his law practice.

There are no family relationships between any two or more of our directors or executive officers.  There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

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

Business Experience Of Executive Officers And Directors

Michael J. Skellern has served as:  (1) Chief Executive Officer and a director of Universal Holdings since December 31, 2002, and as Chief Financial Officer of that corporation since August 31, 2003; (2) President, Chief Executive Officer, Chief Financial Officer and a director of Shield Defense since January 28, 2004, and President since March 9, 2005; (3) Chief Financial Officer and a director of Defense Corporation since January 28, 2004; (4) Chief Financial Officer and a director of ISR Systems since February 24, 2004; and (5) a director of Guardian Corporation since March 19, 2001, President of that corporation since April 1, 2001, Chief Executive Officer of that

Corporation since April 1, 2002, and Chief Executive Officer and Secretary of that corporation since September 1, 2003.  In addition to being employed by the company, Mr. Skellern has been President and CEO of Pacific International, Inc., since 1977.  Prior to joining the company, Mr. Skellern was also President, International, BigStore.com, Inc., from October 1999 to July 2000, and its Chief Executive Officer from July 2000 to December 2000.  Prior to that, Mr. Skellern was Chief Executive Officer of Sotheby’s Premier Canadian Properties, Ltd. from March 1998 through September 1999, and President and Chief Executive Officer of Pacific International Communications from 1992 to 1997.  Mr. Skellern has previously served on the board of directors for several private companies.  Mr. Skellern holds a Masters of Business Administration degree from Knightsbridge University.

Marian J. Barcikowski has served as Chief Financial Officer of Universal Holdings and each of its subsidiaries since August 2004, and Controller of Universal Holdings since June 2004.  Prior to joining Universal Holdings, Mr. Barcikowski was President of his own consulting company, Statistical Dynamics, LLC, a finance and accounting solution provider, from February 2002 to June 2004; Financial Controller for Sun Microsystems Educational Services, a subsidiary of Sun Microsystems (Nadsaq:SUNW) from January 1998 to February 2002; Controller of DynCorp of Colorado, Inc. from October 1995 to January 1998; Manager of Cost Accounting and Pricing and Acting Controller for Applied Solar Energy Corporation from April 1991 to September 1995; and Estimating Supervisor/Senior Process Engineer for Farley Industries from November 1976 to September 1984.  Mr. Barcikowski received his bachelor or arts degree from the University of Illinois, and his Bachelors of Business Administration and Masters of Business Administration degrees in Finance from Almeda College & University.

Mark V. Asdourian has served as General Counsel and Secretary of Universal Holdings since August 23, 2004.  Mr. Asdourian has been in private practice since 1994 as principal of Mark V. Asdourian, P.C.  During this period Mr. Asdourian has also acted as general counsel of Shopping.com from 1997 until March 1999 when it was sold to Compaq.  From 1996 through to December 2001, Mr. Asdourian was retained by Weyerhauser Mortgage Company to manage its national litigation.  Mr. Asdourian has over ten years experience as a business trial lawyer and has obtained several multi-million dollar verdicts and settlements.  Mr. Asdourian has a bachelor of arts degree from the State University of New York, and a Juris Doctor degree from Southwestern University of Law.  Mr. Asdourian is admitted to practice before both the New York and California Bars.

Michael J. Stannard has served as (1) a director of Universal Holdings since November 2004, and (2) as a Managing Director and Chief Operating Officer of Secure Risks and a Director of SSSI since June 2004.  Prior to joining Secure Risks, Mr. Stannard was Managing Director and Practice Leader of the Risk Solutions Group of Intecap, Inc. from January 2002 to May 2004; and Director of Operations of Armor Holdings from July 1999 to December 2001.  He is also a graduate of the Federal Bureau of Investigation’s National Academy.  In addition, Mr. Stannard serves on the Board of Trustees of the Coalition for the Prevention of Economic Crime (National White Collar Crime Centre) in the United States, on the United Kingdom Fraud Advisory panel of The Institute of Chartered Accountants, and on the World Customs Organization Task Force on containerized freight, in Brussels, Belgium

Bruce M. Braes has served as Managing Director, Strategic Security Solutions, of Secure Risks since July 2004, and Managing Director of SSSI since September 1998.  Prior positions include Intelligence Officer in Central Africa and South Africa for fifteen years with various governmental agencies.  Mr. Braes holds the ASIS International Certified Protection Professional Certification. He is a Member of the International Institute of Security as well as being a Fellow of the Security Institute.  He also possesses a Masters of Arts degree in Security Management from the University of Loughborough.

John Chase has served as Managing Director, Director of Business Development, of Secure Risks since July 2004, and Managing Director of SSSI since May 2004.  From 2001 to May 2004, Mr. Chase was principal of TAG24 Ltd., a specialist Intelligence Services firm he founded.  From 1997 through 2001, Mr. Chase established and operated an Intelligence Investigative division of a multinational IP consulting legal firm. From 1993 until 1997 Mr. Chase acted as a kidnap and ransom consultant and anti-smuggling advisor. Prior to that, Mr. Chase spent 12 years in the intelligence community; mostly in drug interdiction and undercover operations for Western Intelligence Agencies, where he served mainly in North and South America.

William M. Glanton has served as Managing Director, United States, of Secure Risks since August 2004.  Prior to that, Mr. Glanton served on our Board of Advisors since March 2003.  Since January 2000, Mr. Glanton has been a consultant in the intelligence community, and currently provides services as a Physical Security Inspector for the Department of State, Office of the Inspector General.  Prior to that Mr. Glanton was employed by the Central Intelligence Agency from 1972 to 1999, where he served as a career executive manager and technical operations officer in intelligence collection operations.  While at the CIA, Mr. Glanton received numerous CIA exceptional performance awards and commendations as well as the Distinguished Career Intelligence Medal, two Certificates of Distinction for courageous performance, and three Certificates of Exceptional Accomplishment.  Mr. Glanton was a member of the Senior Intelligence Service at the CIA from 1996-2000, and served in the United States Coast Guard from 1966-1970.  Mr. Glanton holds an Associate of Arts degree in Business Administration from Los Angeles Community College.

Kurt Schaerer has served as Managing Director of Shield Defense International Ltd since May 2004.  Since 1991, Mr. Schaerer has been a consultant for international product development, contract manufacturing, sourcing and international operations, including for Cosa Libermann.  From 1991 through December 2003, Mr. Schaerer was Chief Executive Officer and a Director of EuroGroup, a purchasing agent for a consortium of European companies.  Prior to that, he worked for 35 years until 1991, when he retired, for Cosa Libermann, first as Assistant to its Managing Director, then as Director of its Consumer Goods Export Division, General Manager, and finally Director of Worldwide Corporate Development.  Mr. Schaerer also has also served on the board of a number of companies in Asia, such as Sodechanges, a subsidiary of Renault Finance, Cerberus Group Greater China, Euro China Group, and PAT, a subsidiary of the German manufacturer Rheinmetall Electronics Group and Chinese partners.

Delmar R. Kintner has served as a director of Universal Holdings since February 24, 2003, and President and a Director of ISR Systems (formerly known as Emerging Concepts prior to its acquisition on February 9, 2004 by Universal Holdings) since October 1989.  Mr. Kintner previously served as Chief Executive Officer of Markland Technologies, Inc., (OTCBB: MRKL) from January 2003 until November 2003, and has also served as a consultant over the past twenty years to numerous companies, including American Technology Corporation from June 1998 to present.  From February 1966 to December 1969, Mr. Kintner worked as a specialist for the Center for Naval Analysis.

Dr. Mel R. Brashears has served as an outside director of Universal Holdings since July 30, 2003. Dr. Brashears has also been Chairman of the Board of Irvine Sensors Corporation (Nasdaq: IRSN) since March 2001, and a Director since December 2000, and has also been the Chairman and Chief Executive Officer of iNetWorks Corporation, a subsidiary of Irvine Sensors Corporation.  Previously, Dr. Brashears  was Sector President and Chief Operating Officer at Lockheed Martin Corporation. He is a past Chairman, co-Chairman or director of several companies and corporations. Additionally, he served on the boards of the American Electronics Association, the California State University Foundation, and the University of Southern California's Center for Telecommunications Management. Dr. Brashears is an invited member of the Telecommunications Academy of Russia.  Dr. Brashears is a graduate of the University of Missouri, where he earned his bachelor's, master's and Ph.D. degrees in engineering, and where he also taught. He has also attended several executive institutes including the Management Institute from Penn State University, and the University of Michigan Executive Program.

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

Board Committees And Independence

Our board of directors has two active committees, a corporate governance committee and a compensation committee each currently comprised of Mr. Skellern and Dr. Brashears.  We have also previously formed an audit committee, however, due to recent changes in management, the entire board is currently handling the audit committee functions.

Dr. Brashears is an “independent” director as that term is defined by the SEC.  None of our current directors have the requisite public company accounting background or experience to be considered an “audit committee financial expert” as that term is defined by the SEC.  Due to our limited operating history and financial resources, we are not in a position at this time to engage an audit committee financial expert to serve on our board.

Director Compensation

Our current compensation policy for our directors is to compensate them through options to purchase common shares as consideration for their joining our board of directors and/or providing continued services as a director.  Options previously granted to purchase UGC common shares are also exercisable to purchase a like number of Universal Holdings common shares.  The following table described the common share purchase options granted to our current directors as director compensation.

Name	Grant Date	Common Shares Purchasable	Exercise Price	Expiration Date
Michael J. Skellern (1)	7/1/2002(4)	150,000	$ 0.01	7/1/2012
Dr. Mel R. Brashears (2)	12/22/2003	500,000	$ 0.12	12/22/2008
	9/8/2004	500,000	$ 0.54	9/7/2009
Michael J. Stannard (3)	1/1/2005	250,000(5)	$ 0.54	9/7/2009

(1)

Excludes 1,000,000 common share purchase options unrelated to the provision of services as a director which were granted to Mr. Skellern in his capacity as President and Chief Executive Officer of Universal Holdings.  See “Business-Employment And Consulting Agreements With Management”.

(2)

Excludes 300,000 common share purchase warrants unrelated to the provision of services as a director which were granted to Dr. Brashears for consulting services.  See “Business-Employment And Consulting Agreements With Management”.

(3)

Excludes 1,250,000 common share purchase options unrelated to the provision of services as a director which were granted to Mr. Stannard in his capacity as Managing Director of Secure Risks.  See “Business-Employment And Consulting Agreements With Management”.

(4)

Granted for service on Guardian Corporation board of directors; conversion right later extended to service on Universal Holdings board of directors.

(5)

These options were granted by Secure Risks as compensation to Mr. Stannard for serving on our board

We do not currently provide our directors with cash compensation, although we do reimburse their expenses.

Board of Advisors

Universal Holdings has composed a board of advisors consisting of the following members to assist us with counterterrorism, security and technical issues, and to assist us with business development with government, military and commercial markets.

Mr. Roger Cressey has served on our served on our Board of Advisors since September 2003.  Mr. Cressey was chief of staff to the President’s Critical Infrastructure Protection Board from November 2001 to September 2002. Between November 1999 and November 2001, he served as director for transnational threats on the National

Security Council staff.  Prior to his White House service, Mr. Cressey served in the Department of Defense, including as Deputy Director for War Plans.  From 1991-1995, he served in the Department of State working on Middle East Security issues. He has also served overseas with the U.S. Embassy in Israel and with United Nations peacekeeping missions in Somalia and the former Yugoslavia.

Mr. Richard Clarke has served on our Board of Advisors since September 2003.  Mr. Clarke is an internationally recognized expert on security, including homeland security, national security, cyber security, and counterterrorism. He is currently an on-air consultant for ABC News. Mr. Clarke served the last three Presidents as a senior White House Advisor.  Over the course of eleven consecutive years of White House service, he held the titles of: Special Assistant to the President for Global Affairs, National Coordinator for Security, and Counterterrorism Special Advisor to the President for Cyber Security.  Prior to his White House years, Mr. Clarke served for 19 years in the Pentagon, the Intelligence Community, and State Department.  During the Reagan Administration, he was Deputy Assistant Secretary of State for Intelligence. During the Bush-Quayle Administration, he was Assistant Secretary of State for Political-Military Affairs.

Major General John Admire, Ret. has served on our Board of Advisors since March 2003.  Major General Admire retired in 1998 as the Commanding General, 1st Marine Division, Camp Pendleton, California after 33 years of active duty.  General Admire served with the Military Advisory Group in Vietnam, the Combined Staff in Thailand, European Command in Germany; Joint Chiefs of Staff at the Pentagon, and Congress and White House staffs.  General Admire holds a Master of Arts degree in National Security and Strategic Studies from the Naval War College, a Masters of Arts degree in International Relations from Salve Regina University, a Masters or Arts degree in Military History from Old Dominion University, a Master of Arts degree in Journalism and a Bachelors of Arts degree in Public Relations & Advertising from the University of Oklahoma.

Advisor Compensation

Our current compensation policy for the members of our advisory board is to compensate them through options to purchase common shares as an inducement for them to join the advisory board.  The following table described the common share purchase options granted to the members of our advisory committee to date:

Name	Grant Date	Common Shares Purchasable	Exercise Price	Expiration Date
Richard Clarke	1/22/2004	100,000	$ 0.35	1/22/2009
Roger Cressey	1/22/2004	100,000	$ 0.35	1/22/2009
William M. Glanton	1/22/2004	100,000	$ 0.35	1/22/2009
Major General John Admire, Ret.	1/22/2004	100,000	$ 0.35	1/22/2009

We do not currently provide the members of our advisory board with cash compensation, although we do reimburse their expenses.

Employment And Consulting Agreements With Executive Management

Michael J. Skellern

Mr. Skellern is currently employed as President and Chief Executive Officer of Universal Holdings pursuant to the terms of an executive employment agreement entered into effective October 1, 2004.  The essential terms of the employment agreement are as follows:

•

Mr. Skellern is employed under the agreement for an initial five-year initial term.  After the initial term, the agreement renews automatically for successive three-year terms, unless either Mr. Skellern or Universal Holdings provides at least one months notice prior to the expiration of the pending term of their election not to renew.

•

Mr. Skellern' compensation under the agreement consists of an initial base salary of $296,570 per year, subject to annual increases as determined by our board of directors, but at least 15% on each anniversary date.

•

Mr. Skellern is entitled to an automobile allowance of not less than $975 per month.

•

Universal Holdings is required to pay the insurance premium for a $2,000,000 life insurance policy on Mr. Skellern for the benefit of his family.

The employment agreement provides for early termination in the case of Mr. Skellern’s death or permanent incapacity, Mr. Skellern’s termination by Universal Holdings for “cause” as that term is defined in the agreement, or Mr. Skellern’s termination of the agreement for “good reason” as that term is defined in the agreement.  In the event of Universal Holdings’ termination of Mr. Skellern’s employment without cause or Mr. Skellern’s termination of employment for good reason, he will be entitled, as severance pay, to his base compensation through the term of the agreement plus any earned but unpaid bonuses for any completed years.

The agreement also contains provisions relating to Mr. Skellern’s obligation not to solicit any employee of Universal Holdings for a period of two years after his termination and to maintain the confidentiality Universal Holdings’ information, and his acknowledgment that all products, inventions, discoveries or improvements made by Mr. Skellern during the term of his employment shall remain the property of Universal Holdings.

Subsequent to the above transactions, on December 22, 2003, Universal Holdings granted Mr. Skellern, as additional compensation for the provision of his services as President and Chief Executive Officer, common share purchase option entitling him to purchase 500,000 Universal Holding common shares at the price of $0.52 per share, the fair market value of the shares as of the date of grant.  One-half of these options vested upon grant, with the balance vesting on the first anniversary date of grant.  These options lapse to the extent unexercised on December 22, 2008.

On September 8, 2004, Universal Holdings granted Mr. Skellern, as additional compensation for the provision of his services as President and Chief Executive Officer, common share purchase option entitling him to purchase 500,000 Universal Holding common shares at the price of $0.52 per share, the fair market value of the shares as of the date of grant.  One-half of these options vested upon grant, with the balance vesting on January 1, 2005.  These options lapse to the extent unexercised on September 7, 2009.

Marian J. Barcikowski

Mr. Barcikowski was originally employed as Director of Finance and Comptroller of Universal Holdings under an employment agreement dated June 15, 2004, which expires on June 15, 2006.  In August 2004, Mr. Barcikowski was promoted to Chief Financial Officer.  The essential terms of the employment agreement are as follows:

•

Mr. Barcikowski is entitled to annual compensation of $120,000 per year.

•

The company may in its discretion pay Mr. Barcikowski a bonus at the end of each year of employment.

•

As an inducement for Mr. Barcikowski’s employment, he was granted a common share purchase option entitling him to purchase over five years 100,000 Universal Holding common shares at the price of $0.92 per share, the fair market value of the shares as of the date of grant.  One-half of the options vest upon the first anniversary of Mr. Barcikowski’s employment, while the balance vest on the second anniversary.

The employment agreement may be terminated by Universal Holdings with or without “cause” as that term is defined in the agreement.  In the event of termination without cause, Mr. Barcikowski will be entitled to two weeks severance pay.

The agreement also contains provisions relating to Mr. Barcikowski’s obligation not to solicit any employee of Universal Holdings for a period of two years after his termination and to maintain the confidentiality Universal

Holdings’ information, and his acknowledgment that all products, inventions, discoveries or improvements made by Mr. Barcikowski during the term of his employment shall remain the property of Universal Holdings.

On September 8, 2004 Universal Holdings granted Mr. Barcikowski, as additional compensation for the provision of his services as Chief Financial Officer, common share purchase option entitling him to purchase an addition 400,000 Universal Holding common shares at the price of $0.52 per share, the fair market value of the shares as of the date of grant.  The grant of these options is contingent upon Mr. Barcikowski entering into a mutually acceptable amended employment agreement with Universal Holdings, which is presently under negotiations.  Subject to satisfaction of that condition, 75,000, 75,000, 125,000 and 125,000 of these options vest on October 1, 2005 through October 1, 2008, respectively.  These options lapse to the extent unexercised on September 30, 2009.

Mark V. Asdourian

We have retained Mr. Asdourian as our General Counsel since August 23, 2004.  Under this arrangement, Mr. Asdourian devotes approximately one-half of his time to the company’s affairs for monthly compensation of $12,000, and a $500 automobile per month allowance.  Mr. Asdourian devotes the balance of his time to his private practice as principal of The Law Offices of Mark V. Asdourian.  We are currently in the process of reducing this arrangement into a permanent one pursuant to an employment agreement currently under negotiation.  In addition to the foregoing compensation, the company would provide Mr. Asdourian with benefits generally provided to executive level employees as well as an automobile allowance to be agreed upon.  With the consent of both parties, The Law Offices of Mark V. Asdourian acts as attorney of record with respect to certain litigation concerning the company.

On September 8, 2004 Universal Holdings granted Mr. Asdourian, as additional compensation for the provision of his services as General Counsel, common share purchase option entitling him to purchase 500,000 Universal Holding common shares at the price of $0.52 per share, the fair market value of the shares as of the date of grant.  The grant of these options is contingent upon Mr. Asdourian entering into a mutually acceptable employment agreement with Universal Holdings which, as stated above, is presently under negotiation.  Subject to satisfaction of that condition, 125,000 of these options vest on each of October 1, 2005 through October 1, 2008, respectively.  These options lapse to the extent unexercised on September 30, 2009.

Michael J. Stannard

Mr. Stannard was originally employed as Managing Director of Secure Risks under an employment agreement dated June 1, 2004, which expires on May 31, 2007.  The essential terms of the employment agreement are as follows:

•

Mr. Stannard is entitled to annual compensation of £125,000 per year.

•

Mr. Stannard is entitled to be paid a bonus at the end of each of Secure Risks fiscal year based upon mutually agreed upon financial performance standards.  Secured Risks has since agreed to pay Mr. Stannard (1) a stage one bonus equal to 30% of Secure Risks earnings before income taxes and amortization or “EBITA” over 20% EBITA , not to exceed Mr. Stannard’s base salary; and (2) a stage two bonus equal to 50% of Secure Risks EBITA over 20% EBIDTA on any revenue increase over prior year revenues.  The bonus shall be paid 20% in cash and 80% in a number of Universal Holdings five-year common share purchase options equal to the amount of the bonus payable in options divided by the fair market value of the shares, and exercisable at that fair market value.

•

As an inducement for Mr. Stannard’s employment, he was entitled to (1) a $50,000 signing bonus and (2) the grant of a common share purchase option entitling him to purchase over five years 1,250,000 Universal Holding common shares at the price of $0.85 per share, the fair market value of the shares as of the date of grant.  One-half of the options vest upon grant, while the balance vest upon the first anniversary of Mr. Stannard’s employment.

The employment agreement provides for early termination in the case of Mr. Stannard’s death or disability, Mr. Stannard’s termination by Secure Risks for “cause” as that term is defined in the agreement; or Mr. Stannard’s termination of employment for “good reason” as that term is defined in the agreement. In the event of Mr. Stannard’s termination of employment without cause, or should Secure Risks change Mr. Stannard’s duties as Managing Director or in the event of a change in control, then Secure Risks shall pay him the balance of amounts due under the contract, shall continue to provide any previously provided life insurance and health insurance coverage for an additional twelve months, and shall also provide him with outplacement services.

The agreement also contains provisions relating to Mr. Stannard’s obligation not to solicit any employee of Secure Risks shall pay him the balance of amounts due under the contract, shall continue to pay Mr. Stannard his life insurance for a period of one year after his termination and to maintain the confidentiality of Secure Risks’ information, and his acknowledgment that all products, inventions, discoveries or improvements made by Mr. Stannard during the term of his employment shall remain the property of Secure Risks.

The agreement also contains provisions relating to Mr. Stannard’s obligation not to solicit any employee of Secure Risks for a period of twelve months after his termination and to maintain the confidentiality of Secure Risks’ information, and his acknowledgment that all products, inventions, discoveries or improvements made by Mr. Stannard during the term of his employment shall remain the property of Secure Risks.

Bruce M. Braes

Mr. Braes was employed as Managing Director of Secure Risks under a service agreement with that company dated June 17, 2004.  The service agreement has an initial term of three years, although it is terminable by either party upon 90 days prior notice following the first anniversary date of the agreement.  The essential terms of the service agreement are as follows:

•

Mr. Braes is entitled to annual compensation of £100,000 per year.

•

Mr. Braes is entitled to be paid a discretionary bonus as determined by Secure Risks’ board of directors.  Secured Risks has since agreed to pay Mr. Braes (1) a stage one bonus equal to 30% of Secure Risks earnings before income taxes and amortization or “EBITA” over 20% EBITA , not to exceed Mr. Braes’ base salary; and (2) a stage two bonus equal to 50% of Secure Risks EBITA over 20% EBIDTA on any revenue increase over prior year revenues.  The bonus shall be paid 20% in cash and 80% in a number of Universal Holdings five-year common share purchase options equal to the amount of the bonus payable in options divided by the fair market value of the shares, and exercisable at that fair market value.

The service agreement provides for early termination in the case of Mr. Braes’ death or disability, Mr. Braes’ termination by Secure Risks for “cause” as that term is defined in the agreement; or Mr. Braes’ termination of employment for “good reason” as that term is defined in the agreement. In the event of Mr. Braes’ termination of employment without cause, or should Secure Risks change Mr. Braes’ duties as Managing Director or in the event of a change in control, then Secure Risks shall pay him the balance of amounts due under the contract, shall continue to provide any previously provided life insurance and health insurance coverage for an additional sixteen months, and shall also provide him with outplacement services.

The service agreement also contains provisions relating to Mr. Braes’ obligation not to solicit any employee of Secure Risks for a period of eighteen months after his termination and to maintain the confidentiality of Secure Risks’ information, and his acknowledgment that all products, inventions, discoveries or improvements made by Mr. Braes during the term of his employment shall remain the property of Secure Risks.

As additional compensation for Mr. Braes’s employment, Secure Risks also granted him a common share purchase option entitling him to purchase 50,000 Universal Holding common shares at the price of $0.79 per share, the fair market value of the shares as of the date of grant, vesting over three years.

John Chase

Mr. Chase was employed as Managing Director of Secure Risks under a service agreement with that company dated June 16, 2004.  The service agreement has an initial term of three years, although it is terminable by either party upon 90 days prior notice following the first anniversary date of the agreement.  The essential terms of the service agreement are as follows:

•

Mr. Chase is entitled to annual compensation of £100,000 per year.

•

Mr. Chase is entitled to be paid a discretionary bonus as determined by Secure Risks’ board of directors.  Secured Risks has since agreed to pay Mr. Chase (1) a stage one bonus equal to 30% of Secure Risks earnings before income taxes and amortization or “EBITA” over 20% EBITA , not to exceed Mr. Chase’s base salary; and (2) a stage two bonus equal to 50% of Secure Risks EBITA over 20% EBIDTA on any revenue increase over prior year revenues.  The bonus shall be paid 20% in cash and 80% in a number of Universal Holdings five-year common share purchase options equal to the amount of the bonus payable in options divided by the fair market value of the shares, and exercisable at that fair market value.

The service agreement provides for early termination in the case of Mr. Chase’s death or disability, Mr. Chase’s termination by Secure Risks for “cause” as that term is defined in the agreement; or Mr. Chase’s termination of employment for “good reason” as that term is defined in the agreement. In the event of Mr. Chase’s termination of employment without cause, or should Secure Risks change Mr. Chase’s duties as Managing Director or in the event of a change in control, then Secure Risks shall pay him the balance of amounts due under the contract, shall continue to provide any previously provided life insurance and health insurance coverage for an additional sixteen months, and shall also provide him with outplacement services.

The service agreement also contains provisions relating to Mr. Chase’s obligation not to solicit any employee of Secure Risks for a period of eighteen months after his termination and to maintain the confidentiality of Secure Risks’ information, and his acknowledgment that all products, inventions, discoveries or improvements made by Mr. Chase during the term of his employment shall remain the property of Secure Risks.

As additional compensation for Mr. Chase’s employment, Secure Risks also granted him a common share purchase option entitling him to purchase 50,000 Universal Holding common shares at the price of $0.79 per share, the fair market value of the shares as of the date of grant, vesting over three years.

William M. Glanton

Mr. Glanton was employed as Managing Director, United States, of Secure Risks under an employment agreement with that company dated August 1, 2004.  The employment agreement has an initial term of one year, and is thereafter terminable by either party upon 30 days prior notice.  The essential terms of the employment agreement are as follows:

•

Mr. Glanton is entitled to annual compensation of $72,000 per year.

•

Mr. Glanton shall be entitled to a performance-based bonus each fiscal year of Secure Risks based upon the amount of new contract revenues he procures for Secure Risks, computed as follows: 3%, 2.5%, 1.75%, 1.5%, 1.25% and 1% of net contract sales equal or exceeding $1,000,000; $3,000,000, $5,000,000, $7,000,000, $9,000,000 and $12,000,000, respectively.  One-half of the bonus shall be paid in cash no later than 30 days of the end of Secure Risks’ fiscal year, with the balance payable in a number of Universal Holdings five-year common share purchase options equal to the amount of the bonus payable in options divided by the closing price of the shares at the close of the fiscal year, and exercisable at that price.

•

As an inducement for Mr. Glanton’s employment, he was entitled to the grant of a common share purchase option entitling him to purchase over five years 100,000 Universal Holding common shares at the price of

$0.76 per share, the fair market value of the shares as of the date of grant.  One-half of the options vest upon the first anniversary of Mr. Glanton’s employment, while the balance vest on the second anniversary.

The employment agreement may be terminated by Secure Risks with or without “cause” as that term is defined in the agreement.  In the event of Mr. Glanton’s termination of employment without cause, Secure Risks shall pay him an amount equal to six months salary.

The agreement also contains provisions relating to Mr. Glanton’s obligation not to solicit any employee of Secure Risks for a period of one year after his termination and to maintain the confidentiality of Secure Risks’ information, and his acknowledgment that all products, inventions, discoveries or improvements made by Mr. Glanton during the term of his employment shall remain the property of Secure Risks.

Kurt Schaerer

Mr. Kurt Schaerer has been employed by Shield Defense International through Mr. Schaerer’s consulting company, Dipro Asia Pacific Ltd, on an “at will” basis since May 1, 2004.  As compensation for the provision of Mr. Schaerer’s services, we have agreed to compensate Dipro Asia Pacific the amount of $3,000 per month, and to pay a product sourcing fee based on a commission equal to 5% of the base manufactured cost of goods sourced FOB factory, to cover office rent and equipment.  We have also granted to Mr. Schaerer a common share purchase option entitling him to purchase over five years 150,000 Universal Holding common shares at the price of $1.04 per share, the fair market value of the shares as of the date of grant.  One-half of the options vest upon the first anniversary of Mr. Schaerer’s employment, while the balance vest on the second anniversary.

Delmar Kintner

Mr. Kintner currently provides his services as President of ISR Systems as well as general consulting services to our company pursuant to the terms of a consulting agreement with UGC dated October 9, 2003, which has since been assumed by Universal Holdings.  Under this agreement, which rolls over for 60 day periods unless terminated by either party, we pay Mr. Kintner the sum of $85 per hour for his services, plus reimbursement of expenses.

Dr. Mel R. Brashears

On July 7, 2003, we granted to Dr. Brashears, as compensation for consulting services, fully vested warrants entitling him to purchase 300,000 common shares at $0.19 per share.  These warrants lapse, if unexercised, on July 27, 2008.

Summary Compensation Table

The following table shows the compensation earned over each of the past three fiscal years by each person who was a “named executive officer” (as that term is defined by the SEC) of Universal Holdings during fiscal 2004.

Long Term Compensation
		Annual Compensation (1)			Awards		Payouts
Named Executive Officer and Principal Position	Year	Salary	Bonus	Other	Restricted Stock	Securities Underlying Options & SARs	Long Term Incentive Plan	All Other Comp- ensation
Michael J. Skellern President and Chief Executive Officer	2004 2003 2002	$ 248,357 204,750 65,000	$ — — —	$ — — —	$ — — —	500,000 500,000 150,000(2)	$ — — —	$ — — —
Michael J. Stannard Managing Director of Secure Risks	2004 2003 2002	$ 112,500 — —	$ 50,000 — —	$ — — —	$ — — —	1,250,000 — —	$ — — —	$ — — —

(2)

Includes, among other things, perquisites and other personal benefits, securities or property which exceed in the aggregate the lesser of either $50,000 or 10% of the total annual salary and bonus reported for that fiscal year.

(2)

Common share purchase options granted to Mr. Skellern in his capacity as a director of Guardian Corporation.

Stock Options And Stock Appreciation Rights Grant Table

The following table provides certain information with respect to individual grants during the 2004 fiscal year to each of our named executive officers of common share purchase options or stock appreciation rights relating to our common shares:

Name	Common Shares Underlying Grant Of Options Or SARs	As Percentage Of Grants To All Employees(1)	Exercise Or Base Price	Expiration Date
Michael J. Skellern	500,000	10.2%	$0.54	September 7, 2009
Michael J. Stannard	1,250,000	25.6%	$0.85	June 1, 2009

(1)

The numerator in calculating this percentage includes common share purchase options granted to each named executive officer in fiscal 2004 in his capacity as an officer (employee) and, if applicable, as a director.  The denominator in calculating this percentage is 4,370,000, which represents options granted to all company employees during fiscal 2004, including those to the named executive officers in their capacities as officers (employees) and, if applicable, directors.

Stock Options And Stock Appreciation Rights Exercise And Valuation Table

The following table provides certain information with respect to each of our named executive officers concerning any common share purchase options or stock appreciation rights they may have exercised in fiscal 2004, and the number and value of any unexercised common share purchase options or stock appreciation rights they may hold as of December 31, 2004:

Unexercised In-The-Money Options and SARs at December 31, 2004
Named Executive Officer	Shares Acquired On Exercise	Value Realized (1)	Number (Exercisable/ Unexercisable)	Value (2) (Exercisable/ Unexercisable)
Michael J. Skellern	—	—	900,000 / 250,000	$1,827,000 / $507,500
Michael J. Stannard	—	—	625,000 / 625,000	$1,268,750 / $1,268,750

(2)

The dollar amount shown represents the difference between the fair market value of our common shares underlying the options as of the date of exercise and the option exercise price.

(2)

The dollar value provided represents the cumulative difference in the fair market value of our common shares underlying all in-the-money options as of December 31, 2004 and the exercise prices for those options.  Options are considered “in-the-money” if the fair market value of the underlying common shares as of the last trading day in fiscal 2004 exceeds the exercise price of those options.  The fair market value of Universal Holdings common shares for purposes of this calculation is $2.04, based upon the closing price for our common shares as quoted on the OTCBB on December 31, 2004.

Compliance With Section 16

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is a director or executive officer of Universal Holdings, or who beneficially holds more than 10% of any class of our securities which have been registered with the SEC, to file reports of initial ownership and changes in ownership with the SEC.  These persons are also required under SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge based solely on our review of the copies of the Section 16(a) reports furnished to us and written representations to us that no other reports were required, the following directors and executive officers were late or deficient with respect to the following filings under Section 16(a) during fiscal 2004:  (1) Messrs.  Barcikowski, Asdourian, Stannard, Braes, Chase, Glanton and Schaerer each failed to file a form 4 relating to their initial appointment as an executive officer or director of the company, and their initial holdings at that time; (2) a past director, Mr. William C. Lowe, failed to file a form 4 in connection with the grant of consultant warrants to him in March and December 2004, respectively, and (3) Messrs. Skellern, Asdourian, Barcikowski, Stannard, and Brashears, and three past directors, Messrs. Dennis M. Cole, William C. Lowe and Thomas J. Pernice, each failed to file a form 4 in connection with the grant of director or executive officer options to them in September 2004.

Code of Ethics

Our Board of Directors adopted a code of ethics for management.  We will provide a copy of the code without charge to any person who sends a request for a copy to our principal executive officers.

PRINCIPAL SHAREHOLDERS

The following table sets forth selected information, computed as of March 31, 2005, about the amount of shares beneficially owned by each of our “executive officers” (defined as our President, Secretary, Chief Financial Officer or Treasurer, any vice-president in charge of a principal business function, such as sales, administration or finance, or any other person who performs similar policy making functions for our company, or those of any of our subsidiaries); each of our directors (or those of our subsidiaries); each person known to us to own beneficially more than 5% of any class of our securities; and the group comprised of our current directors and executive officers.

The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose.  See footnote (1) to this table.  We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.  Unless otherwise stated, the address of each person is 4695 MacArthur Blvd., Suite 300, Newport Beach, California 92660.

	Class Of Stock(1)
	Common (Voting)		Series ’A’ Preferred (Non-Voting)
Name	Amount	%	Amount	%
Michael J. Skellern (2)(3)(4)	9,064,167 (10)	22.6%	0	—
Marian J. Barcikowski (2)	100,000	*	0	—
Mark V. Asdourian (2)	168,138	*	0	—
Michael J. Stannard (2)(3)(5)	875,000 (11)	2.2%	0	—
Bruce M. Braes (2)(3)(5)	1,230,448	3.2%	0	—
John Chase (2)(3)(5)	615,224	1.6%	0	—
William M. Glanton (2)(3)(5)	120,000(12)	*	0	—
Kurt Schaerer (2)(3)(6)	125,000(13)	*	0	—
Delmar R. Kintner (2)	5,840	*	0	—
Dr. Mel R. Brashears (3)	1,300,000(14)	3.2%	0	—
Mercator Advisory Group LLC (4)	3,566,250(15)	9.0%	0	—
Dennis M. Cole (4)	2,676,000(16)	6.6%	0	—
Absolute Return Europe Fund (4)(7)	2,500,000	6.4%	0	—
Triple Tree (4)(9)	0	—	600	100%
Directors and executive officers, as a group	13,603,817(17)	32.0%	0	—

*

Less than one percent.

(1)

Pursuant to Rules 13d-3 and 13d-5 of the Exchange Act, beneficial ownership includes any shares as to which a shareholder has sole or shared voting power or investment power, and also any shares which the shareholder has the right to acquire within 60 days, including upon exercise of common shares purchase options or warrant or conversion of UGC series ‘A’ preferred shares. The number of outstanding shares of our common and series ’A’ preferred shares as of the applicable date are 39,031,552 and 600 shares, respectively.

(2)

Executive officer.

(3)

Director.

(4)

5% shareholder.

(5)

The address for Messrs. Stannard, Glanton, Braes and Chase is c/o Secure Risks Ltd., 36 Alie Street, London E1 8DA, United Kingdom.

(6)

The address for Mr. Schaerer is Royal Pacific Towers, 33 Canton Road, Tsimshatsui, Hong Kong, SAR, China.

(7)

The address of Absolute Return Europe Fund is 63 Camen De Sarria, 07010 Establiment, Palma de Mallorca, Spain.

(8)

The address of Mercator Advisory Group LLC is 555 South Flower Street, Suite 4200
Los Angeles, California 90071

(9)

The address of Triple Tree is Bahnhofplatz 9, P. O. Box  8023, Zurich, Switzerland.

(10)

Includes 1,054,167 common shares held by Pacific International, Inc., a corporation owned and controlled by Mr. Skellern; and 1,150,000 common shares issuable upon the exercise of fully vested common share purchase options.

(11)

Includes 875,000 common shares issuable upon the exercise of fully vested common share purchase options.

(12)

Includes 100,000 common shares issuable upon the exercise of fully vested common share purchase warrants.

(13)

Includes 75,000 common shares issuable upon the exercise of fully vested common share purchase options.

(14)

Includes 1,300,000 common shares issuable upon the exercise of fully vested common share purchase options and warrants.

(15)

Includes 281,250 common shares issuable upon the exercise of fully vested common share purchase warrants.  Also includes 1,884,375 common shares, and 753,750 common shares issuable upon the exercise of fully vested common share purchase warrants, held by Monarch Point Fund LP.  .Also includes 928,125 common shares, and 371,250 common shares issuable upon the exercise of fully vested common share purchase warrants, held by Mercator Momentum Fund LP.  Mercator Momentum Fund LP is the investment manager for, and controls the voting of common shares held by, Monarch Point Fund LP and Mercator Momentum Fund LP.

(16)

Includes 1,300,000 common shares issuable upon the exercise of fully vested common share purchase options.

(17)

Includes 3,500,000 common shares issuable upon the exercise of fully vested common share purchase options and warrants.

TRANSACTIONS AND BUSINESS RELATIONSHIPS WITH
MANAGEMENT AND PRINCIPAL SHAREHOLDERS

Transactions With Executive Officers, Directors And Shareholders

Summarized below are certain transactions and business relationships since April 1, 2004 between Universal Holdings and persons who were at the time of such transaction an executive officer, director or holder of more than five percent of any class of our securities:

•

On August 1, 2004, we entered into a one-year employment agreement with Mr. William Glanton as Managing Director, United States, of Secure Risks.  As an inducement for entering into that agreement, we granted to Mr. Glanton a common share purchase option entitling him to purchase 100,000 restricted common shares at the exercise price of $0.76 per share.  For a description of the full terms of these options, see that section of this annual report captioned “Management—Employment And Consulting Agreements With Executive Management”.

•

On October 1, 2004 we entered into a five-year employment agreement with Mr. Michael J. Skellern pursuant to which, among other things, we employed Mr. Skellern as our President and Chief Executive Officer.  On December 22, 2003 we granted Mr. Skellern common share purchase options entitling him to purchase 500,000 shares at $0.12 per share.  On September 8, 2004, we granted Mr. Skellern common share purchase options entitling him to purchase 500,000 shares at $0.54 per share.  For a description of the full terms of Mr. Skellern’s employment agreement and the terms of the option grants see that section of this annual report captioned “Management—Employment And Consulting Agreements With Executive Management”.

•

Prior to the above transaction, Mr. Skellern had been originally employed as Chief Executive Officer of Guardian Corporation under an employment agreement dated August 1, 2002, which expires on July 31, 2007. Effective September 30, 2003, Mr. Skellern’s employment agreement with Guardian Corporation went into default due to Guardian Corporation’s inability to perform on the agreement. The Compensation Committee of Universal Holdings elected for the parent company to assume that prior employment agreement beginning October 2003.

•

On July 2, 2004, our Secure Risks subsidiary granted to Messrs. Bruce Braes and John Chase, in their capacity as officers of Secure Risks, common share purchase options entitling each of them to purchase 50,000 Universal Holdings restricted common shares at the exercise price of $0.79 per share.  These options vest in equal increments on the first through third anniversary dates of grants, and lapse to the extent unexercised on July 1, 2009.

•

On September 8, 2004, we granted to Messrs. Mel R. Brashears and Thomas J. Pernice, in their capacity as directors of Universal Holdings, and to Mr. Michael J. Skellern in his capacity as an executive officer of Universal Holdings, common share purchase options entitling each of them to purchase 500,000 restricted common shares at the exercise price of $0.54 per share. One-half of these options vest upon grant and the balance vest on January 1, 2005.  These options, which were granted as compensation for acting as a director during fiscal 2004, lapse to the extent unexercised on September 7, 2009.

•

On January 1, 2005, our Secure Risks subsidiary granted to Mr. Michael J. Stannard, as compensation for serving as a director of Universal Holdings, fully vested common share purchase options entitling him to purchase 250,000 Universal Holdings restricted common shares at the exercise price of $0.54 per share, reflecting the terms of the grant previously approved by Universal Holdings with respect to members of the board on September 8, 2004.  These options, which were granted as compensation for acting as a director during fiscal 2004, lapse to the extent unexercised on September 7, 2009.  .

EQUITY COMPENSATION PLANS

Summary Equity Compensation Plan Data

The following table sets forth information compiled on an aggregate basis as of December 31, 2004 with respect to the various equity compensation plans, including stand-alone compensation arrangements, under which we have granted or are authorized to issue equity securities to employees or non-employees in exchange for consideration in the form of goods or services:

Plan Category	Number Of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants Or Rights	Weighted- Average Exercise Price Of Outstanding Options, Warrants And Rights	Number Of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants And Rights)
Equity compensation plans approved by shareholders: Universal Guardian Holdings, Inc. 2002 Stock Compensation Program	100,000	$ 0.76	1,025,000
Equity compensation plans not approved by shareholders: Universal Guardian Holdings, Inc. 2003 Incentive Equity Stock Plan Stand-Alone Options and Warrants	125,000 10,558,750	$ 0.75 $ 0.68	1,553,007 —
Total	10,783,750	$ 0.68	2,578,007

Description of Equity Compensation Plans Approved By Shareholders

Universal Guardian Holdings, Inc. 2002 Stock Compensation Program

On September 19, 2002, our board of directors and shareholders adopted the Universal Guardian Holdings, Inc. 2002 Stock Compensation Program (the “2002 Stock Program”), formerly known as the Hollywood Partners.com 2002 Stock Compensation Program.  The purpose of the 2002 Stock Program is to help our company and subsidiaries attract and retain selected directors, officers, employees, consultants and advisors for positions of substantial responsibility, and to provide those individuals with an additional incentive to contribute to our success.  Consultants or advisors are eligible to receives grants under the plan program only if they are natural persons providing bona fide consulting services to our company or subsidiaries, with the exception of any services they may render in connection with the offer and sale of our securities in a capital-raising transaction, or which may directly or indirectly promote or maintain a market for our securities.

The 2002 Program is composed of seven separate plans: (1) the Incentive Plan under which common share purchase options qualifying for special tax treatment under Section 422 of the Internal Revenue Code, known as an “incentive stock options”, are granted; (2) the Nonqualified Plan under which common share purchase options which do not qualify as incentive stock options are granted; (3) the Restricted Plan under which common shares that are subject to earning or forfeiture conditions are granted, (4) the Employee Stock Purchase Plan under which employees may purchase common shares; (5) the Non-Employee Director Stock Option Plan under which common share purchase options are granted to non-employee directors; (6) the Stock Appreciation Rights Plan under which stock appreciation rights may be granted, and (7) the Stock Rights Plan under which (i) units representing the equivalent of common shares ("performance shares") are granted; (ii) payments of compensation in the form of common shares ("stock  payments") are granted; or  (iii) rights to receive cash or common shares based on the value of dividends paid with respect to a common share ("dividend equivalent rights") are granted.

A total of 1,125,000 common shares (22,500,000 shares pre-split) were initially made available for issuance under the 2002 Stock Program upon its adoption, and a total of 1,025,000 of those shares remain available for issuance as of March 31, 2005.  The maximum number of common shares issuable to any single participant under the plan in any given fiscal year is 50,000 shares (1,000,000 shares pre-split).  If any awards granted under the program are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares subject to those expired, terminated or forfeited awards will again be available for purposes of the program.  No awards may be issued after September 19, 2012, the termination date for the program.

Description of Equity Compensation Plans Not Approved By Shareholders

Universal Guardian Holdings, Inc. 2003 Incentive Equity Stock Plan

On April 21, 2003, our board of directors adopted the Universal Guardian Holdings, Inc. 2003 Incentive Equity Stock Plan (the “2003 Stock Plan”).  The purpose of the 2003 Stock Plan is to act as a vehicle to provide incentives to attract, retain and motivate selected directors, officers, employees, consultants and advisors whose present and potential contributions are important to our success and that of our subsidiaries.  Consultants or advisors are eligible to receives grants under the plan program only if they are natural persons providing bona fide consulting services to our company or subsidiaries, with the exception of any services they may render in connection with the offer and sale of our securities in a capital-raising transaction, or which may directly or indirectly promote or maintain a market for our securities.

The 2003 Stock Plan provides for (1) the grant of common share purchase options, (2) the grant of stock awards pursuant to which recipients may purchase our common shares, or (3) the grant of stock bonuses as compensation.   We are unable to grant common share purchase options under the plan that qualify as incentive stock options insofar as we did not receive shareholder approval of the plan within twelve months of its adoption.

A total of 10,000,000 common shares were initially made available for issuance under the 2003 Stock Plan upon its adoption, and a total of 1,553,007 of those shares remain available for issuance as of March 31, 2005.  If any awards granted under the plan are forfeited for any reason before they have been exercised, vested or issued in full, the unused shares subject to those expired, terminated or forfeited awards will again be available for purposes of the plan.  No awards may be issued after April 21, 2013, the termination date for the plan.

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

We have incurred a cumulative operating loss in the amount of $9,503,667 from our inception through December 31, 2004.  While our Secure Risks subsidiary is generating revenues through its recent acquisition of SSSI, and our Defense Shield subsidiary has recently introduced its products to market, we nevertheless project that we will not be cash flow positive based solely on projected sales and service revenues less manufacturing, general and administrative, marketing expenses and other operating costs revenues for an indefinite period of time.  We anticipate that we will continue to incur substantial operating losses for this indefinite period of time, notwithstanding any anticipated revenues we may receive when our products are initially introduced to markets, due to the significant costs associated with the development and marketing of our products and services.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

We believe that cash generated by the operations of our Secure Risks subsidiary in conjunction with available working capital will be sufficient to continue our business for at least the next twelve months.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it become necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

Even if we are able to raise additional financing, we might not be able to obtain it on terms that are not unduly expensive or burdensome to the company or disadvantageous to our existing shareholders.

Even if we are able to raise additional cash or working capital through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or the satisfaction of indebtedness without any cash outlay through the private issuance of debt or equity securities, the terms of such transactions may be unduly expensive or burdensome to the company or disadvantageous to our existing shareholders.  For example, we may be forced to sell or issue our securities at significant discounts to market, or pursuant to onerous terms and conditions, including the issuance of preferred stock with disadvantageous dividend, voting or veto, board membership, conversion, redemption or liquidation provisions; the issuance of convertible debt with disadvantageous interest rates and conversion features; the issuance of warrants with cashless exercise features; the issuance of securities with anti-dilution provisions; and the grant of registration rights with significant penalties for the failure to quickly register.  If we raise debt financing, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations.  We also might be required to sell or license our products or technologies under disadvantageous circumstances we would not otherwise consider, including granting licenses with low royalty rates and exclusivity provisions.

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

Our success depends to a critical extent on the continued efforts of services of our Chief Executive Officer, Mr. Michael J. Skellern, and to a lesser degree on the President of our Secure Risks subsidiary, Mr. Michael J. Stannard.  Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital.  We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company.  Although Messrs. Skellern and Stannard have signed employment agreements providing for their continued service to the company through September 30, 2010 and May 31, 2007, respectively, these agreements will not preclude either of these employees from leaving the company. We do not currently carry key man life insurance policies on any of our key executive officers which would assist us in recouping our costs in the event of the loss of those officers.

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

The consumer markets for some of our defense and security products may be subject to governmental regulation.  If we are unable to obtain regulatory approvals for our products in selected key markets at all or in a timely manner, we will not be able to grow as quickly as expected, and the loss of anticipated revenues will also reduce our ability to fully fund our operations and to otherwise execute our business plan.

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

We rely on a combination of patent, patent pending, copyright, trademark and trade secret laws, proprietary rights agreements and non-disclosure agreements to protect our intellectual properties.  We cannot give you any assurance that these measures will prove to be effective in protecting our intellectual properties.  We also cannot give you any assurance that our existing patents will not be invalidated, that any patents that we currently or prospectively apply for will be granted, or that any of these patents will ultimately provide significant commercial benefits.  Further, competing companies may circumvent any patents that we may hold by developing products which closely emulate but do not infringe our patents.  While we intend to seek patent protection for our products in selected foreign countries, those patents may not receive the same degree of protection as they would in the United States.  We can give you no assurance that we will be able to successfully defend our patents and proprietary rights in any action we may file for patent infringement.  Similarly, we cannot give you any assurance that we will not be required to defend against litigation involving the patents or proprietary rights of others, or that we will be able to obtain licenses for these rights.  Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial.

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

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  The volatility in our share price is attributable to a number of factors.  First, we have relatively few common shares outstanding in the “public float” since most of our shares are held by a small number of shareholders.  In addition, as noted above, our common shares are sporadically or thinly traded.   As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without a material reduction in share price.  Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of revenues or profits to date, and uncertainty of future market acceptance for our products.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.  Additionally, in the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities.  We may in the future be the target of similar litigation.  Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

Our officers and directors currently beneficially own or control the power to vote 25.9% of our outstanding common shares as of the date of this annual report, and could increase that percentage to 32.0% assuming they were to fully exercise their vested convertible securities.  As a consequence of their substantial stock holdings, these shareholders will have the ability to elect a majority of our board of directors, and thereby control our management. These shareholders will also have the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.

A large number of common shares are issuable upon exercise of outstanding common share purchase options or warrants or the conversion of outstanding convertible preferred shares.  The exercise or conversion of these securities could result in the substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares.  The sale of a large amount of common shares received upon exercise of these options or warrants on the public market to finance the exercise price or to pay associated income taxes, or the perception that such sales could occur, could substantially depress the prevailing market prices for our common shares.

There are outstanding as of March 31, 2005 common share purchase options and warrants entitling the holders to purchase 13,832,062 common shares at a weighted average exercise price of $0.97 per share.  A significant portion of these options and warrants are unvested and are not exercisable until future dates based upon satisfaction of differing time-in-service requirements.   The exercise price for all of the aforesaid warrants may be less than your cost to acquire our common shares.  There are also outstanding 18,714 UGC series ‘A’ preferred shares convertible into 18,714 UGC Universal Holdings common shares based upon a $1.25 per share stated value and conversion rate, which may also be less than your cost to acquire our common shares.  In the event of the exercise or conversion of these convertible securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants.

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

We are entitled under our certificate of incorporation to issue up to 50,000,000 common and 5,000,000 "blank check" preferred shares.  Based upon the number of common shares currently outstanding, we have 10,968,448 common shares available for issuance and 4,999,400 preferred shares available for issuance to meet our future equity issuance requirements, including the exercise or conversion of presently outstanding convertible securities.  Our board may generally issue those common and preferred shares, or options or warrants or convertible indebtedness to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

LEGAL PROCEEDINGS

As of the date of this report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us, other than the following:

•

On September 17, 2003, Mr. Joseph Celano, a former employee of Guardian Corporation, filed claims for unpaid wages, car allowance, expenses and accrued vacation totaling $79,070 and related penalties with the California Labor Commissioner.  We believed that Mr. Celano’s claims were without merit, and we also claimed affirmative defenses for various causes of action including misappropriation of trade secrets and breach of fiduciary duties.  On January 18, 2005, the California Labor Commissioner issued an award in favor of Mr. Celano in the amount of $104,563 against Guardian Corporation and Mr. Michael J. Skellern.  We have agreed to indemnify Mr. Skellern with respect to this claim.  On February 3, 2005, Guardian Corporation and Mr. Skellen filed an appeal of the order with the San Diego County Superior Court.  A trial de novo on April 25, 2005 has been set before the court.

•

On October 15, 2003, Mr. Richard E. Fields, a former employee of Guardian Corporation, filed claims for unpaid wages, car allowance, expenses and accrued vacation totaling $39,455 and related penalties with the California Labor Commissioner.  We believed that Mr. Field’s claims were without merit, and we also claimed affirmative defenses for various causes of action including, but not limited to, breach of fiduciary duty, misappropriation of trade secrets, tortious interference with contract and prospective economic advantage and conversion.  On January 18, 2005, the California Labor Commissioner issued a judgment in favor of Mr. Fields in the amount of $61,133 against Guardian Corporation and Mr. Michael J. Skellern.  We have agreed to indemnify Mr. Skellern with respect to this claim.  On February 3, 2005, Guardian Corporation and Mr. Skellen filed an appeal of the order with the San Diego County Superior Court.  A trial de novo on April 25, 2005 has been set before the court.

•

On January 11, 2005, we received a cease and desist letter from Pepperball Technologies, Inc. claiming that our prospective manufacture of frangible projectiles for our Python Projectile Launcher infringes on Pepperball’s patents, and further claiming that the prior President of our Shield Defense Corporation subsidiary, Mr. Dennis M. Cole, who was previously employed by Pepperball, violated his at will employment agreement by providing Universal Holdings with alleged trade secrets.  The frangible projectiles that will be manufactured by the company are subject to a patent originally issued to the U.S. Navy on November 14, 2000 (U.S. Patent No. 6,145,441).  The U.S. Navy granted Guardian Corporation the exclusive right to sell and market projectiles using this patented technology for the life of the patent in an agreement dated November 19, 2002.  In January of 2004 Guardian Corporation renewed its exclusive license to the U.S. Navy’s patent for 14 years.  We have received non-infringement opinions from patent counsel confirming that our manufacture and sale of our frangible projectiles will not infringe upon Pepperball’s intellectual property rights.  To date, we have yet to sell any frangible projectiles which undermines any claims of damages which may be asserted by Pepperball.  On January 28, 2005 we responded to Pepperball’s correspondence and we are prepared to vigorously defend these claims if necessary.  To date, we have yet to receive a reply from Pepperball’s counsel.

•

We have recently received conflicting demands by Mr. Seth Kaplan and The Appleby Group for the issuance of 200,000 common shares purportedly earned as a finder’s fee in connection with our acquisition of SSSI and, more particularly, by reason of the appointment of Mr. Michael J. Stannard to our board.  Mr. Kaplan, formerly a principal of The Appleby Group, contends that he was singularly responsible for the introduction of Mr. Stannard to Universal Holdings and, as such, was the procuring cause of the appointment thereby entitling him to compensation under a written consulting agreement, as amended July 14, 2003.  The Appleby Group, which is currently being sued by Mr. Kaplan for fraud, among other claims, contends that one of its principals, Mr. David Kennedy, introduced Mr. Stannard to Universal Holdings and is therefore entitled to a finders’ fee.  The Appleby Group, in contrast to Mr. Kaplan, does not have a written agreement with Universal Holdings relating to the entitlement to a finders’ fee.  The Appleby Group contends, however, that the company verbally agreed to the payment of compensation upon Mr. Stannard’s appointment.  Both the Appleby Group and Mr. Kaplan have threatened litigation, though neither has initiated a formal action against the company.  We do not believe that there is a valid enforceable agreement with either the Appleby Group or Mr. Kaplan mandating the payment of a finders’ fee and will vigorously defend any claim asserted in connection therewith.

•

We have received a demand from Sunrise Financial Group, Inc. demanding that we issue 294,661 common shares purportedly due upon the cashless exercise of an option granted pursuant to the terms of an investment banking services agreement dated April 3, 2003.  By written agreement executed by and between Sunrise and Universal Holdings dated June 12, 2003, Sunrise agreed to cancel the option in exchange for an increase in a monthly retainer fee.  By reason of this written cancellation, we have rejected Sunrise’s demand for the issuance of the stock and will vigorously defend any claim asserted in conection therewith.

•

On June 3, 2004, Guardian Corporation entered into a stipulated settlement with its former landlord, AC Pacific View, whereby Guardian Corporation agreed to pay the sum of $200,000 to AC Pacific View on or before December 31, 2004 in full satisfaction of all of Guardian Corporation’s obligations arising under a terminated lease.  In the event payment was not made by that date, AC Pacific View would be entitled to enter judgment against Guardian Corporation for the sum of $200,000, less any amounts paid.   Guardian Corporation has not paid this amount to date, and is insolvent but for the potential recovery of damages in connection with the termination of Guardian Corporation’s subcontract with Northern NEF. AC Pacific View has noticed Guardian Corporation’s default under the stipulation but has yet to enter judgment, and Guardian Corporation is presently negotiating an extension of time in respect to the entry of judgment.  Management does not believe that the judgment, if filed by AC Pacific View, will be enforceable against Universal Holdings or any other subsidiary of Universal Holdings other than Guardian Corporation.

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of our security holders during our fourth quarter ended December 31, 2004.

MARKET PRICE OF AND DIVIDENDS ON OUR COMMON SHARES
AND RELATED STOCKHOLDER MATTERS

Description Of Market

Our common shares are currently quoted on the OTCBB under the symbol “UGHO.”  The following table sets forth the quarterly high and low bid prices for our common shares on the OTCBB for the periods indicated.  The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.  The prices have been adjusted to reflect a 1 for 20 reverse stock split that was effective on December 3, 2002. Prior to the reverse stock split and the change in our name from Hollywood Partners.Com, Inc. to Universal Guardian Holdings, Inc., our common shares were quoted on the OTCBB under the symbol “HLYP”.

		Bid Price
Period	Volume	High	Low
2004:
Fourth Quarter	153,620,595	$ 3.65	$ 0.52
Third Quarter	117,451,496	3.65	0.43
Second Quarter	34,815,480	2.27	0.72
First Quarter	88,182,598	4.00	0.20
2003:
Fourth Quarter	10,497,012	$ 0.37	$ 0.09
Third Quarter	2,794,900	0.85	0.12
Second Quarter	1,013,900	3.00	0.60
First Quarter	47,400	4.00	0.20

The closing price for our common shares on March 31, 2005 as reported on the OTCBB was $1.80 per share. There were 74 registered holders or persons otherwise entitled to hold our common shares as of that date pursuant to a shareholders’ list provided by our transfer agent as of that date and our records relating to issuable shares.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

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

Repurchases Of Equity Securities

During the three months ended December 31, 2004, we did not repurchase any equity securities.

Recent Sales Of Unregistered Securities

We have not sold or issued any securities not registered under the Securities Act of 1933 during fiscal 2004 that were not previously reported in a periodic report on form 10-QSB or on a current report on form 8-K.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 8, 2005, we formally terminated the engagement of Stonefield Josephson, Inc. (“Stonefield Josephson”) as our independent auditors.  The decision to dismiss Stonefield Josephson was recommended by the audit committee of our board of directors and approved by our board of directors.

Stonefield Josephson audited our financial statements for our two fiscal years ended December 31, 2003.  Stonefield Josephson's reports on these financial statements were qualified as to uncertainty that the company would continue as a going concern.  Other than the foregoing, Stonefield Josephson's reports on the financial statements for those fiscal years did not contain an adverse opinion or disclaimer of opinion and was not otherwise qualified or modified as to any other uncertainty, audit scope or accounting principles.  During those two fiscal years and also during the subsequent period through the date of Stonefield Josephson’s replacement as indicated above:  (1) there were no disagreements between Universal Holdings and Stonefield Josephson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure; and (2) Stonefield Josephson provided no advice to Universal Holdings that (i) internal controls necessary to develop reliable financial statements did not exist, (ii) information had come to the attention of Stonefield Josephson which made it unwilling to rely on management’s representations, or unwilling to be associated with the financial statements prepared by management, or (iii) the scope of the audit should be expanded significantly, or information had come to the attention of Stonefield Josephson that it concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements.

On March 3, 2005, we formally appointed AJ Robbins, P.C. (“A.J. Robbins”) as our new independent auditors.  The decision to engage AJ Robbins was recommended by the audit committee of our board of directors and approved by our board of directors.  Prior to engaging A.J. Robbins, we did not consult with AJ Robbins regarding the application of accounting principles to a specified completed or contemplated transaction, or the type of opinion that might be rendered regarding our financial statements, nor did we consult AJ Robbins with respect to any accounting disagreement or any reportable event at any time prior to the appointment of that firm.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Summarized below is the aggregate amount of various professional fees billed by our principal accountants with respect to our last two fiscal years:

	2004	2003
Audit fees	$ 124,837	$ 90,644
Audit-related fees	$ —	$ —
Tax fees	$ —	$ —
All other fees	$ —	$ —
All other fees, including tax consultation and preparation	$ —	$ —

All audit fees are approved in advance by our audit committee and board of directors.  Neither our past auditors, Stonefield Josephson, nor our current auditors, AJ Robbins, provided any non-audit services to the company.

CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer, in consultation with our other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report pursuant to Rule 15d-15(b) promulgated under the Exchange Act.  Based upon that evaluation, our

Chief Executive Officer and Chief Financial Officer concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, our President and Principal Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this annual report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

OTHER INFORMATION

During the fourth quarter of fiscal 2004, there was no information required to be disclosed in a report on form 8-K that was not reported.

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

5.11

Form of Common Stock Purchase Agreement for each of Michael and Dominique Appleby for Private Placement Closing on February 6, 2004 (6)

5.12

Form of Common Stock Purchase Warrant for each of Michael and Dominique Appleby for Private Placement closing on February 6, 2004 (6)

5.13

Common Stock Purchase Agreement dated May 25, 2004 between Universal Guardian Holdings, Inc. and Absolute Return Europe Fund (8)

5.14

Common Stock Purchase Warrant dated May 25, 2004 issued to Hunter World Markets, Inc. (8)

5.15

Common Stock Purchase Warrant dated May 25, 2004 issued to Hunter World Markets, Inc. (8)

5.16

Universal Guardian Holdings, Inc. Common Stock Purchase Warrant dated June 15, 2004 issued to HomelandSecurityStocks.com. (10)

5.17

Universal Guardian Holdings, Inc. Common Stock Purchase Warrant dated June 15, 2004 issued to HomelandSecurityStocks.com. (10)

5.18

Common Stock Purchase Agreement dated January 4, 2005 between Universal Guardian Holdings, Inc. and Michael H. Weiss (10)

5.19

Universal Guardian Holdings, Inc. Common Stock Purchase Warrant dated January 4, 2005 issued to Michael H. Weiss (10)

5.20

Universal Guardian Holdings, Inc. Common Stock Purchase Warrant dated January 14, 2005 issued to Hunter World Markets, Inc. (10)

5.21

Universal Guardian Holdings, Inc. 6-Month 12% Secured Convertible Debenture Issued on January 14, 2005 to The Hunter Fund Ltd. (10)

5.22

Universal Guardian Holdings, Inc. Common Stock Purchase Warrant dated January 14, 2005 issued to The Hunter Fund Ltd. (10)

5.23

Universal Guardian Holdings, Inc. 6-Month 12% Secured Convertible Debenture Issued on January 14, 2005 to IKZA Holding Corp. (10)

5.24

Universal Guardian Holdings, Inc. Common Stock Purchase Warrant dated January 14, 2005 issued to IKZA Holding Corp. (10)

5.25

Universal Guardian Holdings, Inc. 6-Month 12% Secured Convertible Debenture Issued on January 14, 2005 to Loman International SA (10)

5.26

Universal Guardian Holdings, Inc. Common Stock Purchase Warrant dated January 14, 2005 issued to Loman International SA (10)

5.27

Subscription Agreement dated February 7, 2005 between Universal Guardian Holdings, Inc., Monarch Pointe Fund, Ltd., Mercator Momentum Fund, LP and Mercator Advisory Group, LLC (10)

5.28

Registration Rights Agreement dated February 7, 2005 between Universal Guardian Holdings, Inc., Monarch Pointe Fund, Ltd., Mercator Momentum Fund, LP and Mercator Advisory Group, LLC (10)

5.29

Universal Guardian Holdings, Inc. Warrant To Purchase Common Stock dated February 7, 2005 issued to Monarch Pointe Fund, Ltd.  (10)

5.30

Universal Guardian Holdings, Inc. Warrant To Purchase Common Stock dated February 7, 2005 issued to Monarch Pointe Fund, Ltd.  (10)

5.31

Universal Guardian Holdings, Inc. Warrant To Purchase Common Stock dated February 7, 2005 issued to Mercator Momentum Fund, LP (10)

5.32

Universal Guardian Holdings, Inc. Warrant To Purchase Common Stock dated February 7, 2005 issued to Mercator Momentum Fund, LP (10)

5.33

Universal Guardian Holdings, Inc. Warrant To Purchase Common Stock dated February 7, 2005 issued to Mercator Advisory Group, LLC (10)

5.34

Universal Guardian Holdings, Inc. Warrant To Purchase Common Stock dated February 7, 2005 issued to Mercator Advisory Group, LLC (10)

10.1

Letter of Intent dated August 15, 2002 between DYDX Group of Funds, LLC and Universal Guardian Corporation (6)

10.2

Promissory Note dated September 4, 2002 by Universal Guardian Corporation to Pacific International, Inc. in the principal amount of $180,000 (6)

10.3

Exclusive License dated December 19, 2002 between Universal Guardian Corporation and United States of America as represented by the Secretary of the Navy (7).

10.4

Convertible Bridge Loan Termination And Conversion of Debt Agreement dated January 14, 2003 between Universal Guardian Corporation, The Harbour Group, Inc., Sotiris Emmanouil, and DYDX Group of Funds, LLC (6)

10.5

Convertible Bridge Loan Termination And Conversion of Debt Agreement dated January 14, 2003 between Universal Guardian Corporation, The Harbour Group, Inc., Michael Drescher, and DYDX Group of Funds, LLC (6)

10.6

Waiver letter dated April 14, 2003 from DYDX Group of Funds, LLC to Universal Guardian Holdings, Inc. (6)

10.7

Termination Agreement dated May 1, 2003 between DYDX Group of Funds, LLC, and Universal Guardian Holdings, Inc. (7)

10.8

Consulting Agreement dated October 9, 2003 between Universal Guardian Corporation and Del Kintner (6)

10.9

Agreement For Strategic Alliance dated January 13, 2004 between Shield Defense Technologies, Inc. and Information And Infrastructure Technologies, Inc. (6)

10.10

Employment Agreement dated February 1, 2004 between Shield Defense Corporation and Dennis M Cole (6)

10.11

Agreement And Plan Of Share Exchange dated February 9, 2004 between Universal Guardian Holdings, Inc. and Emerging Concepts, Inc. (6)

10.12

Agreement And Plan Of Share Exchange dated June 28, 2004 between Universal Guardian Holdings, Inc., Secure Risks Ltd., and shareholders of Strategic Security Solutions International Ltd. (9)

10.13

Employment Agreement dated June 1, 2004 between Secure Risks Ltd. and Michael J. Stannard (10)

10.14

Employment Agreement dated June 15, 2004 between Universal Guardian Holdings. Inc. and Marian Barcikowski (10)

10.15

Service Agreement dated June 16, 2004 between Secure Risks Ltd. and John Chase (10)

10.16

Service Agreement dated June 17, 2004 between Secure Risks Ltd. and Bruce M. Braes (10)

10.17

Employment Agreement dated August 1, 2004 between Secure Risks Ltd. and William M. Glanton (10)

10.18

Executive Employment Agreement dated October 1, 2002 between Universal Guardian Holdings, Inc. and Michael J. Skellern (10)

10.19

Agreement for Consultancy Services dated July 27, 2004 between Secure Risks Ltd. and International Relief And Development, Inc. (10)

10.20

Consulting Agreement dated December 1, 2004 between Universal Guardian Holdings, Inc. and William C. Lowe (10)

10.21

Placement Agent Agreement dated January 12, 2005 between Universal Guardian Holdings, Inc. and Hunter World Markets, Inc. (10)

10.22

Office Space Lease effective June 15, 2004 between The Irvine Company, as lessor, and Universal Guardian Holdings, Inc., as lessee (10)

10.23

Lease dated May 1, 2004 between LexLawn Associates Limited Directors Pension Scheme, as lessor, and its Strategic Security Solutions International Ltd, as lessee (10)

21.

List of subsidiaries *

23.

Consent of Independent Auditors (AJ Robbins, PC) *

24.

Powers of Attorney *

*

Filed herewith.

(1)

Previously filed as an exhibit to our report on form 8-K filed with the SEC on September 29, 1999.

(2)

Previously filed as an exhibit to our information statement on form 14C filed with the SEC on November 7, 2002.

(3)

Previously filed as an exhibit to our report on form 8-K filed with the SEC on January 15, 2003.

(4)

Previously filed as an exhibit to our registration statement on form S-8 filed with the SEC on April 25, 2003.

(5)

Previously filed as an exhibit to our report on form 8-K filed with the SEC on February 11, 2004.

(6)

Previously filed as an exhibit to our report of form 10-KSB for the year ended December 31, 2003 filed with the SEC on April 14, 2004.

(7)

Previously filed as an exhibit to our registration statement on form SB-2 filed with the SEC on April 26, 2004.

(8)

Previously filed as an exhibit to our report on form 8-K filed with the SEC on July 2, 2004.

(9)

Previously filed as an exhibit to our report on form 8-K filed with the SEC on July 15, 2004.

(10)

Previously filed as an exhibit to our registration statement on form SB-2 filed with the SEC on February 15, 2005.

UNIVERSAL GUARDIAN HOLDINGS, INC.

ANNUAL FINANCIAL STATEMENTS

DECEMBER 31, 2004

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Financial Statements
Years Ended December 31, 2004 and 2003

Contents

Page
Report of Independent Registered Public Accounting Firm	F–1
Consolidated Financial Statements:
Consolidated Balance Sheet as of December 31, 2004	F–2
Consolidated Statements of Operations and Other Comprehensive Loss for the years ended December 31, 2004 and 2003	F–3
Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended December 31, 2004 and 2003	F–4
Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003	F–5
Notes to Consolidated Financial Statements	F–7

AJ. ROBBINS, P.C.

Certified Public Accountants

216 Sixteenth Street

Suite 600

Denver, Colorado 80202

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Universal Guardian Holdings, Inc.
Newport Beach, California

We have audited the accompanying consolidated balance sheet of Universal Guardian Holdings, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2004 and 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Guardian Holdings, Inc. and Subsidiaries as of December 31, 2004, and the consolidated results of their operations and other comprehensive loss and consolidated cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ AJ. Robbins PC.

AJ. Robbins PC

Certified Public Accountants

Denver Colorado
March 11, 2005

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

December 31, 2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 330,862
Accounts receivable, net of allowance for doubtful accounts of $0	651,406
TOTAL CURRENT ASSETS	982,268
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $137,555	768,269
GOODWILL	3,525,093
DEPOSITS AND OTHER ASSETS	62,554
TOTAL ASSETS	$ 5,338,184
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 1,107,222
Accrued expenses	1,159,569
Accrued expenses - related parties	212,222
Accrued registration obligation	30,000
Deferred revenue	506,391
Accrued obligation under abandoned lease	200,000
Notes payable, related parties	30,633
TOTAL CURRENT LIABILITIES	3,246,037
SERIES 'A' CONVERTIBLE PREFERRED STOCK OF SUBSIDIARY - UNIVERSAL GUARDIAN CORPORATION	41,367
COMMITMENTS AND CONTINGENCIES	—
STOCKHOLDERS' EQUITY
Series 'A' convertible preferred stock, cumulative 7%; $0.001 par value, 5,000,000 shares authorized; 600 shares issued and outstanding ($106,750 of dividends in arrears)	1
Common stock; $0.001 par value; 50,000,000 shares authorized; 35,878,398 shares issued and outstanding	35,878
Additional paid-in capital	11,642,985
Prepaid consulting fee	(62,500)
Accumulated other comprehensive (loss)	(61,917)
Accumulated deficit	(9,503,667)
TOTAL STOCKHOLDERS' EQUITY	2,050,780
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,338,184

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements Of Operations And Other Comprehensive Loss

	December 31, 2004	December 31, 2003

NET REVENUE	$ 4,116,093	$ 3,746,282
COST OF REVENUE	3,119,628	3,186,886
GROSS PROFIT	996,465	559,396
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,235,193	5,759,215
LOSS FROM OPERATIONS	(3,238,728)	(5,199,819)
OTHER INCOME (EXPENSE)
Interest expense	(2,757)	(81,973)
Financing costs	—	(205,000)
Interest income	1,979	177,602
Gain on settlement with former landlord	742,456	—
Other	(99,224)	—
TOTAL OTHER INCOME (EXPENSE)	642,454	(109,371)
LOSS BEFORE PROVISION FOR INCOME TAXES	(2,596,274)	(5,309,190)
PROVISION FOR INCOME TAXES	—	—
NET LOSS	(2,596,274)	(5,309,190)
OTHER COMPREHENSIVE (LOSS)
Foreign currency translation	(61,917)	—
COMPREHENSIVE (LOSS)	$ (2,658,191)	$ (5,309,190)
PREFERRED STOCK DIVIDENDS	(177,969)	(117,181)
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$ (2,774,243)	$ (5,426,371)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.09)	$ (0.31)
WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	31,413,261	17,697,954

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement Of Stockholders’ Equity (Deficit)

For The Years Ended December 31, 2004 And 2003

	Series ‘A’ Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Prepaid Consulting Fees	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount

Balance, December 31, 2002	600	$ 1	16,148,014	$ 16,148	$ -	$ -	$ -	$ (1,441,234)	$ (1,425,085)

Common stock issued for services	—	—	4,218,280	4,218	1,191,788	—	—	—	1,196,006
Services rendered to pay for exercise price of options	—	—	110,000	110	22,390	—	—	—	22,500
Common stock issued for cash, net of offering costs of $10,000	—	—	211,111	211	64,789	—	—	—	65,000
Exercise of warrants for cash	—	—	300,000	300	99,700	—	—	—	100,000
Warrants issued to consultants, at fair value	—	—	—	—	99,785	—	—	—	99,785
Common stock issued for conversion of related party note payable and accrued interest	—	—	1,404,167	1,405	167,095	—	—	| —	168,500
Warrants issued in connection with a consulting agreement, at fair value	—	—	—	—	682,968	—	—	—	682,968
Net loss		—	—	—		—	—	(5,309,190)	(5,309,190)
Balance, December 31, 2003	600	1	22,391,572	22,392	2,328,515	—	—	(6,750,424)	(4,399,516)

Common stock issued for services	—	—	2,259,413	2,259	1,292,716	(22,500)	—	—	1,272,475
Common stock issued for acquisitions	—	—	4,153,402	4,153	3,256,027	—	—	—	3,260,180
Common stock issued for cash, net of offering costs of $261,463	—	—	6,110,108	6,110	2,232,427	—	—	—	2,238,537
Conversion of series ‘A’ preferred stock of Universal Guardian Corporation to common stock	—	—	1,644,635	1,645	2,003,903	—	—	—	2,005,548

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement Of Stockholders’ Equity (Deficit)

For The Years Ended December 31, 2004 And 2003 Operations

(Continued)

	Series ‘A’ Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Prepaid Consulting Fees	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Cancellation of shares issued in connection with the acquisition of The Harbour Group, Inc.	—	—	(1,100,000)	(1,100)	(9,900)	—	—	—	(11,000)
Exercise of warrants for cash and services	—	—	419,268	419	174,581	—	—	—	175,000
Warrants issued to consultants, at fair value	—	—	—	—	159,716	—	—	—	159,716
Cancellation of put option on series ‘A preferred stock of Universal Guardian Corporation	—	—	—	—	205,000	—	—	—	205,000
Prepaid consulting fees associated with series ‘A’ preferred stock of Universal Guardian Corporation	—	—	—	—	—	(130,000)	—	—	(130,000)
Amortization of prepaid consulting fees	—	—	—	—	—	90,000	—	—	90,000
Foreign currency translation adjustment	—	—	—	—	—	—	(61,917)	—	(61,917)
Dividends on series ‘A’ preferred stock of Universal Guardian Corporation	—	—	—	—	—	—	—	(156,969)	(156,969)
Net loss	—	—	—	—	—	—	—	(2,596,274)	(2,596,274)
Balance, December 31, 2004	600	$ 1	35,878,398	$ 35,878	$ 11,642,985	$ (62,500)	$ (61,917)	$ (9,503,667)	$ 2,050,780

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cashflow

	Year Ended
	December 31,	December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,596,274)	$ (5,309,190)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	256,896	92,053
Inventory reserve	—	91,893
Impairment of property and equipment	—	20,832
Common stock issued for compensation and services	1,272,475	1,196,006
Services rendered to pay for exercise price of options	—	22,500
Fair value of options and warrants issued to consultants	159,716	782,753
Impairment of software development costs	—	242,970
Impairment of goodwill	—	29,912
Financing costs relating to preferred stock of subsidiary	—	205,000
Debt issuance costs	—	—
Exchange gain	(72,970)	—
(Increase) decrease in:
Accounts receivable	(406,140)	809,924
Inventory	—	24,594
Deposits and other assets	(42,107)	56,871
Increase (decrease) in:
Accounts payable	17,578	(358,046)
Accrued expenses - related parties	59,492	101,413
Accrued expenses	133,031	45,485
Accrued registration obligation	30,000	—
Deferred revenue	456,391	—
Accrued obligation under abandoned lease	(742,456)	942,456
Net cash provided by (used in) operating activities	(1,474,368)	(1,002,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(725,822)	(7,304)
Cash acquired with acquisition of subsidiary	91,131	—
Payments for software development costs	—	(144,757)
Net cash provided by (used in) investing activities	$ (634,691)	$ (152,061)

 (continued on next page)

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cashflow

(continued)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants	$ 175,000	$ 100,000
Proceeds from issuance of common stock	2,500,000	75,000
Payment of offering costs	(261,463)	(10,000)
Proceeds from sales of series ‘A’ preferred stock of Universal Guardian Corporation, net	—	494,947
Payment on capital lease obligation	(10,317)	(4,476)
Payment on notes payable	—	(518,000)
Net cash provided by financing activities	2,403,220	137,471

EFFECT OF EXCHANGE RATE CHAANGES ON CASH	11,053	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	305,214	(1,017,164)

CASH AND CASH EQUIVALENTS, Beginning of year	25,648	1,042,812
CASH AND CASH EQUIVALENTS, End of year	$ 330,862	$ 25,648
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ —	$ 1,507
Income taxes paid	$ —	$ —

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the year ended December 31, 2004 the Company (1) issued 2,259,413 common shares to consultants and professionals for services valued at $1,294,975 of which $22,500 is shown as prepaid consulting fees; (2) issued 400,000 common share purchase warrants to advisory board members for services valued at $123,500; (3) issued 50,000 common share purchase warrants to consultants for services valued at $36,216; (4) converted 1,644,635 UGC series ‘A’ preferred shares valued at $2,005,547 into 1,644,635 common shares; (5) issued 51,908 common shares valued at $20,000 for the acquisition of Emerging Concepts, Inc.; (6) issued 4,101,494 common shares valued at $3,240,180 for the acquisition of Strategic Security Solutions International Ltd.; (7) issued 83,157 common shares upon the cashless exercise of 125,000 common share purchase warrants; (8) cancelled 1,100,000 common shares as a result of the settlement of a legal matter; and (9) converted a $205,000 liability related to a put option into equity.

During the year ended December 31, 2003, the Company (1) issued 4,218,280 common shares to consultants for services valued at $1,196,006; (2) issued 110,000 common shares from the exercise of stock options (the exercise price of $22,500 were paid via services provided to the Company); (3) issued 1,075,000 common shares purchase warrants to consultants for services valued at $773,821; (4) converted accounts payable of $518,000 into a note payable; (5) converted two bridge loans and accrued interest in the amount of $700,000 and $17,500, respectively, into 574,000 shares of Universal Guardian Corporation series ‘A’ preferred stock; (6) converted $150,000 of a note payable and $18,500 of accrued interest to a related party into 1,404,167 common shares; and (7) recognized financing costs of $205,000 resulting from a holder of Universal Guardian Corporation series ‘A’ preferred stock of exercising a put option requiring Universal Guardian Corporation to repurchase 409,999 shares of series ‘A’ preferred stock (See Note 7).The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2004 And 2003

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

References

The terms “common shares”, “preferred shares”, and “series ‘A’ preferred shares” used in this annual report refer to Universal Holdings’ common stock, par value $0.001 per share, “blank check” preferred stock, par value $.001 per share, and series ’A’ convertible preferred stock, par value $0.001 per share, respectively.  The term “UGC series ‘A’ preferred shares” refers to series ’A’ convertible preferred stock, par value $0.001 per share, issued by the Company’s Universal Guardian Corporation subsidiary.

Line of Business

Universal Guardian Holdings, Inc. (the “Company” or “Universal Holdings”) is a holding company which provides security products and services to mitigate terrorist, criminal and security threats, for governments and businesses worldwide through its various operating subsidiaries.  Universal Holdings Secure Risks Ltd. subsidiary (“Secure Risks”), and its Strategic Security Solutions International Ltd. subsidiary (“SSSI”), provide comprehensive business risk solutions and strategic security services to protect government and commercial assets worldwide.  Secure Risks and SSSI services include threat assessment, risk analysis, country risk management, business intelligence, corporate investigations, information assurance, kidnap and ransom, intellectual property and brand protection, identification theft and investigations of fraud, money laundering, stock manipulation, as well as strategic security including executive and diplomatic protection and training.  Secure Risks and SSSI are the only two Universal Holdings subsidiaries which have generated revenues during fiscal 2004.

Universal Holdings’ Shield Defense International Ltd. subsidiary, and its Shield Defense Corporation subsidiary, focus on designing and producing non-lethal or less-lethal personal protection devices and projectiles for use by the military, law enforcement, private security and consumer personal protection markets.  Shield Defense International and Shield Defense Corporation (collectively, “Shield Defense”) have recently completed development on two products which they have recently introduced to the market.  The first of these products, the Cobra StunLight™, is a laser-directed flashlight that can target and temporarily blind and disorient an assailant with a high-pressure stream of either OC (pepper spray) or CS (tear gas).  The second product, the Python Projectile Launcher, is a semi-automatic projectile launcher which can debilitate an assailant using a proprietary frangible projectile.  A frangible projectile is one which breaks-up upon impact, thereby reducing the risk of injury to the suspect.  Shield Defense is currently developing international manufacturing, sales and marketing channels to facilitate the introduction of these products to the targeted markets.

Universal Holdings’ ISR Systems Corporation subsidiary (“ISR Systems”) focuses on providing integrated security platforms that help mitigate terrorist and security threats against high value targets such as military installations, government buildings and critical infrastructure such as transportation networks, embassies, ports, airports, borders, and commercial and industrial facilities such as power plants, petroleum refineries and chemical plants.  ISR Systems has developed a secure, wireless and web-based security platform which can integrate automatic day/night video cameras, long-range thermal imagers, radar, sonar, chemical sensors, secure access controls, personnel identification, and license plate recognition. The interoperable command, control and communications functions of the platform integrates surveillance, detection, tracking and response capabilities to provide shared situational awareness, coordinated operational planning and execution, and optimized force deployment among military, law enforcement, government and emergency services organization.  ISR Systems has not had any revenues through December 31, 2004.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2004 And 2003

Organization

Universal Holdings was incorporated under the laws of Delaware during 1989 under the name Guideline Capital Corporation.  Effective September 13, 1999, pursuant to a Share Exchange and Reorganization Agreement, the Company acquired all of the issued and outstanding shares of Hollywood Partners, Inc., and changed its name to Hollywood Partners.com, Inc.

On December 6, 2002, the Company changed its name from Hollywood Partners.com to Universal Guardian Holdings, Inc.  Effective December 31, 2002, pursuant to a Share Exchange and Reorganization Agreement between the Company and Guardian Corporation, the former shareholders of Guardian Corporation acquired 11,300,000 newly issued common shares.  At the date of consummation of this transaction, these shareholders effectively controlled 70% of the Company’s outstanding common shares and 69.1% of the Company’s total capital stock after taking into consideration outstanding shares of series ‘A’ preferred stock.  Since the shareholders of Guardian Corporation obtained control of the Company, according to FASB Statement No. 141, “Business Combinations,” this acquisition was treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting.  In accounting for this transaction: (1) Guardian Corporation is deemed for accounting purposes to be the purchaser and surviving company.  Accordingly, Guardian Corporation’s net assets are included in the balance sheet at their historical book values and the results of operations of Guardian Corporation have been presented in these financial statements for the comparative prior period; and (2) control of the net assets and business of the Company was acquired by the shareholders of Guardian Corporation effective December 31, 2002.  This transaction has been treated for accounting purposes as a purchase of the assets and liabilities of the Company by Guardian Corporation.  The historical cost of the Company’s net liabilities assumed by Guardian Corporation was $103,855.

Guardian Corporation was incorporated under the laws of the state of Nevada on March 28, 2001.  Guardian Corporation was in the business of protecting human life and military, government and commercial assets, by providing services, systems and technology to detect, assess and defend against security and terrorists threats worldwide.

Prior to the share exchange transaction, the Company had 4,848,014 and 600 common shares and series ‘A’ preferred shares outstanding, respectively, and 1,779,875 common share purchase options/warrants outstanding.  Guardian Corporation had 11,300,000 and 350,000 common shares and series ‘A’ preferred shares outstanding, respectively, and 2,175,000 common share purchase options/warrants outstanding.  Pursuant to the transaction, the 11,300,000 Guardian Corporation common shares were converted into 11,300,000 Universal Holdings common shares.  Additionally, the Company agreed that the 350,000 Guardian Corporation series ‘A’ preferred shares outstanding could be converted into common shares of the Company on a one for one basis, and that the 2,175,000 Guardian Corporation common share purchase options/warrants outstanding could be exercised for a like number of Universal Holdings common share purchase options/warrants on the same terms.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Guardian Corporation (including its wholly owned subsidiary, The Harbour Group, Inc.), Shield Defense Corporation, Shield Defense Technologies, Inc., Shield Defense International, Inc., ISR Systems,  and Secure Risks (including its wholly owned subsidiary, SSSI).  All material inter-company accounts and transactions have been eliminated.

Stock Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered.  The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2004 And 2003

compensation.  The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation issued to employees.  For options granted to employees where the exercise price is less than the fair value of the stock at the date of grant, the Company recognizes an expense in accordance with APB 25.

For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant or the value of services, whichever is more determinable.  For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability.  Stock option awards are valued using the Black-Scholes option-pricing model.

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be increased to the pro forma amounts indicated below for the year ended December 31, 2004 and 2003:

	2004	2003
Net loss:
As reported	$ (2,596,274)	$ (5,309,190)
Compensation recognized under APB 25	—	—
Compensation recognized under SFAS 123	(2,106,028)	(254,361)
Pro forma	$ (4,702,302)	$ (5,563,551)
Basic and diluted loss per common share:
As reported	$ (0.09)	$ (0.31)
Pro forma	$ (0.16)	$ (0.32)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004 and 2003: risk-free interest rate of 3.5% and 3.5%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company’s common shares of 317% and 187%; and a weighted average expected life of the option of 5 and 5 years, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  As of December 31, 2004, the Company used estimates in determining the realization of its accounts receivable, intangible assets, accrued expenses, deferred revenue and the fair value of equity instruments issued for services.  Actual results could differ from these estimates.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, none of which are held for trading purposes, including cash, accounts receivable, notes payable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their short maturities.

The amounts shown for notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2004 And 2003

Reclassification

Certain reclassifications have been made to the balances as of December 31, 2003 to conform to the December 31, 2004 presentation.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivables.  The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit.  The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.  For the years ended December 31, 2004 and 2003, 24% and 76% of the Company’s revenue was generated from 53 customers from foreign countries and the United States Government, respectively.

The Company conducts substantial operations outside of the United States in the United Kingdom and Afghanistan.  The following table contains a summary of the respective operations in those locales:

	United States	Foreign	Total
Total Assets	$ 2,674,438	$ 2,663,747	$ 5,338,185
Revenues	$ —	$ 4,116,093	$ 4,116,093
Net Loss	$ (2,523,325)	$ (72,949)	$ (2,596,274)

Impairment of Long-Lived Assets

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets”, which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provision of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business.

This statement also amends ARB No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be impaired.  SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  SFAS No. 144 also establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.  This statement is effective for fiscal years beginning after December 15, 2001.  The Company’s adoption did not have a material impact to the Company’s financial position or results of operations.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2004 And 2003

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method based on estimated useful lives from 3 to 7 years.  Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized.  Gains and losses on disposals are included in the results of operations.

Intangible Assets

Intangible assets consist of goodwill purchased in connection with the acquisition of SSSI.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.

Revenue Recognition

The Company generates revenue by providing business risk solutions and strategic and tactical security services to protect governmental and commercial assets worldwide.  Generally, the Company enters into contracts with its customers to provide certain services.  When an initial set up fee is charged, this fee is recognized as revenue over the terms of the contracts.  The Company recognizes revenue for the service fee on a monthly basis as services are performed.  Revenue, billed monthly, is only recognized if the Company deems that collection is probable and other criteria of SFAS No. 48, ETIF 00-21 and SAB No. 104 are met.

In 2003, the Company recognized revenue for the sale of purchased parts under its firm fixed price contracts after the customer inspects the purchased parts and agrees to take title to the parts, no material performance is necessary and payments are reasonably assured.  Revenue for services performed under its firm fixed price contracts is generally recognized as services are performed with no material obligations outstanding and if payments are reasonably assured.

Deferred Revenue

Certain contracts include need assessment analysis fees which are charged to the customer.  For revenue recognition purposes, the Company defers these fees and amortizes these fees into income on a straight-line basis over the life of the contract in accordance with EITF 00-21.

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred.  Advertising and marketing expense for the years ended December 31, 2004 and 2003 were $37,554 and $7,183, respectively.

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

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2004 And 2003

Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At December 31, 2004 and 2003, the only potential dilutive securities were 8,900,000 and 2,931,250 compensatory common share purchase options granted to directors, officers and employees, and 3,187,862 and 1,623,973 common share purchase warrants/options granted to consultants or in connection with investments, respectively.  In addition at December 31, 2004 and 2003, the Company’s Guardian Corporation subsidiary had outstanding 31,531 and 1,559,894 UGC series ‘A’ preferred shares that could be converted into 31,531 and 1,559,894 Universal Holdings common shares, respectively.  Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss).

The following table presents the components of other comprehensive income (loss):

Years ended December 31, (net of tax)	2004	2003
Foreign Currency Translation (Loss)	$ (61,917)	$ —

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs— An Amendment of ARB No. 43, Chapter 4”.  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing [June 1953]”, to clarify the accounting for "abnormal amounts" of idle facility expense, freight, handling costs, and wasted material [spoilage].  Before revision by SFAS No. 151, the guidance that existed in ARB No. 43 stipulated that these type items may be "so abnormal" that the appropriate accounting treatment would be to expense these costs as incurred [i.e., these costs would be current-period charges].   SFAS No. 151 requires that these type items be recognized as current-period charges without regard to whether the "so abnormal" criterion has been met.  Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The adoption of SFAS 151 did not impact the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions—An Amendment of FASB Statements No. 66 and 67”.  SFAS No. 152 amends SFAS No. 66 to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2.  SFAS No. 152 also amends SFAS No. 67 to state that the guidance for (1) incidental operations and (2) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance of SOP 04-2.  This statement is effective for financial statements for fiscal years beginning after June 15, 2005. The adoption of SFAS 152 did not impact the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets— An Amendment of APB Opinion No.29”.  SFAS No. 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The adoption of SFAS 153 did not impact the consolidated financial statements.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2004 And 2003

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment”.  This revised statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued.  Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost.  This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  For public companies that file as a small business issuer, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The adoption of SFAS 123 (Revised) will have an impact the consolidated financial statements.  If the statement had been in effect for the years ended December 31, 2004 and 2003, the company would have recognized an additional expense of $2,106,028 and $254,361.

NOTE 2 – ACQUISITIONS

Emerging Concepts, Inc.

On February 13, 2004, the Company acquired all the issued and outstanding common stock of Emerging Concepts, Inc. (subsequently renamed ISR Systems Corporation) in exchange for 51,908 common shares.  The fair market value of the common shares issued in this transaction was $0.385 per share, or $20,000, as determined by the market value of the common shares traded on the OTCBB.  This transaction has been accounted for by the purchase method of accounting; accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition.

The fair value of the assets acquired and liabilities assumed is summarized as follows:

Cash	$ 1,597
Intangible assets	20,447
Current liabilities	(2,044)
Purchase price	$ 20,000

Pro forma financial information is not presented since the amounts are immaterial.

During the year ended December 31, 2004, the Company recognized an impairment of $20,447 related to the intangible assets that was acquired in this acquisition.

Strategic Security Solutions International Ltd.

On July 1, 2004, the Company, through its Secure Risks Ltd. Subsidiary, acquired all the issued and outstanding common stock of SSSI in exchange for 4,101,494 common shares.  The fair market value of the common shares issued in this transaction was $0.79 per share, or $3,240,180, as determined by the market value of the common shares traded on the OTCBB.  The company also paid $37,500 in legal fees associated with this transaction that has been included as part of the purchase price.  This transaction was accounted for by the purchase method of accounting, as required by SFAS No. 141, “Business Combinations,” and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of acquisition..

The fair value of the assets acquired and liabilities assumed and allocation of the purchase price is summarized as follows:

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2004 And 2003

Cash	$ 127,034
Accounts receivable	220,767
Other current assets	24,497
Property and equipment	177,847
Goodwill	3,525,093
Accounts payable	(361,140)
Deferred revenue	(50,000)
Other current liabilities	(386,418)
Purchase price	$ 3,277,680

The Company purchased SSSI because of its ability to provide comprehensive business risk solutions and strategic and tactical security services to protect government and commercial assets worldwide.  The Company also believes that it can offer other products and services to SSSI’s customer base.  The purchase price in excess of the net tangible assets has been allocated to SSSI’s goodwill.

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

	Years Ended December 31,
	2004	2003
Net revenue	$ 6,117,682	$ 4,872,919
Gross profit	1,734,975	759,760
Operating expenses	4,898,167	6,084,473
Net loss attributable to common stockholders	(2,660,625)	(5,570,382)
Loss per share	$ (0.07)	$ (0.26)

NOTE 3 – PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2004 consisted of the following:

Machinery and equipment	$ 349,289
Armored vehicles	349,840
Office equipment	206,695
905,824
Less accumulated depreciation	(137,555)
$ 768,269

Depreciation expense for the years ended December 31, 2004 and 2003 was $136,896 and $12,053, respectively.  In addition during the year ended December 31, 2003, the Company recognized an impairment expense totaling $20,832 relating to property and equipment that are no longer being used (see Note 11).

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2004 And 2003

NOTE 4 – NOTES PAYABLE

On January 14, 2003, the holders of the bridge loans to Guardian Corporation converted the entire balance of $700,000 and $17,500 of accrued interest into 574,000 shares of Guardian Corporation series ‘A’ preferred stock.

On March 7, 2003, the Company converted an outstanding accounts payable balance with a significant vendor into a promissory note for $518,000.  The Company made a required payment on the note in the amount of $225,000 due on the date of the note.  The remaining note balance requires payment in full over four monthly installments commencing April 17, 2003.  The note accrues an interest rate of 6% per annum.  In October 2003, the Company made the final payment on this note and at December 31, 2003, and the note is no longer outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accrued Expenses – Related Party

Accrued expenses – related party consist of amounts due to the Company’s CEO for past due payroll and related benefits, unreimbursed travel expenses and accrued interest on a note payable and amounts due to directors of the Company’s SSSI subsidiary.

Notes payable – Related Parties

Notes payable at December 31, 2004 consist of a demand note to an officer that accrues interest at 9% per annum.  The note is unsecured and is payable on demand.  In December 2003, $150,000 of this note and $18,500 of accrued interest were converted into 1,404,167 common shares.  The balance of this note and related accrued interest at December 31, 2004 was $30,633 and $11,571, respectively.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leased a facility for its Guardian Corporation corporate office under a non-cancelable operating lease.  During 2003, Guardian Corporation abandoned this lease.  The former landlord filed a complaint for breach of the lease and is stating that the Company owed approximately $925,000 relating to the lease.  During fiscal 2003, the Company accrued $942,456 related to this lease obligation.  See “Litigation” below relating to the settlement of this matter is fiscal 2004.

The Company currently leases its corporate office space located in Newport Beach, California under a non-cancelable operating lease that expires on July 31, 2007. Our Secure Risks subsidiary currently leases its principal executive offices located in London, England.  This lease agreement which expires on April 30, 2006.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2004 And 2003

Operating Leases
Year ending December 31,
2005	$ 149,191
2006	107,586
2007	43,392
$ 300,169

Litigation

On March 5, 2003, Mr. Michael Zilles, a former employee of the company’s Harbour Group subsidiary, filed an action against Guardian Corporation and several of its officers in the U.S. District Court for the Central District of California entitled Zilles v. Michael Skellern, et al., designated Case No. SACV-03-231 GLT (ANx).  The complaint alleged a number of claims including, but not limited to, civil RICO violations, securities and common law fraud, breach of contract and rescission, and wrongful termination.   Mr. Zilles sought monetary and punitive damages as well as injunctive relief.  On September 11, 2003, the federal court granted the company’s motion to dismiss and entered an order dismissing with prejudice all of Mr. Zilles’ RICO claims.  Guardian Corporation then answered the complaint and filed a counterclaim against Mr. Zilles for fraud and rescission among other claims.  On June 14, 2004, a notice of settlement was filed with the court whereby all claims asserted by and against Mr. Zilles were resolved. The settlement provides for, inter alia, (1) the payment to Mr. Zilles $255,000 in cash, including the payment of past due commissions in the amount of $192,474, (2) the release to Mr. Zilles of 600,000 restricted common shares currently held by the company which were originally issued in connection with Guardian Corporation’s acquisition of The Harbour Group on August 31, 2002, (3) Mr. Zilles’ agreement to subject any sales of the released shares to a dribble-out schedule; and (4) the company’s agreement to immediately render an opinion allowing Mr. Zilles to freely sell the released shares on the public markets in installments pursuant to the dribble-out schedule pursuant to Rule 144 upon his provision of customary seller’s and broker’s representation letters specifying compliance with the Rule.  Mr. Zilles, in turn, would surrender any claims with respect to an additional 1,100,000 common shares held by the company, which would be cancelled.  Upon issuance and delivery of the common shares to Mr. Zilles, the action would be dismissed with prejudice.  Since the settlement, Mr. Zilles attempted to invalidate the settlement on the basis of fraud by alleging that the Company could have registered the shares to allow them to be freely tradable under a registration statement that had been recently filed with the SEC, notwithstanding that Rule 144 was fully available to facilitate the public sale of the shares pursuant to the dribble out schedule.  The Company denied that it had breached the settlement agreement, and a hearing to address Mr. Zilles’ claims was set for December 2004.  On December 14, 2004, the parties entered into a stipulated settlement and order providing for the issuance of an additional 20,000 common shares to Mr. Zilles. On January 10, 2005, the stipulated order was entered and the entire action was dismissed with prejudice.

On October 22, 2003, AC Pacific View Corporate Center, Inc., Guardian Corporation’s former landlord, filed a complaint for breach of lease for Guardian Corporation’s former office space in an action entitled AC Pacific View Corporate Center, Inc. v. Universal Guardian Corporation, et al, designated case no. GIN 033428.  Guardian Corporation had previously entered into a lease termination agreement and surrendered possession of these premises to AC Pacific View on or about September 23, 2003.  AC Pacific View alleged in the complaint that Guardian Corporation owed approximately $925,000 under the lease.  On June 3, 2004, Guardian Corporation entered into a stipulated settlement with AC Pacific View whereby the company agreed to pay the sum of $200,000 to AC Pacific View on or before December 31, 2004 in full satisfaction of all of the company’s obligations arising under the lease.  In the event payment is not made by that date, AC Pacific View is entitled to enter judgment against Guardian Corporation for the sum of $200,000, less any amount(s) paid.  The Company has adjusted its estimated accrued liability related to this settlement to $200,000 resulting in a gain of $742,456 and in included in the statement of operations.  As of December 31, 2004, the $200,000 had not been paid.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2004 And 2003

On September 17, 2003, Mr. Joseph Celano, a former employee of Guardian Corporation, filed claims for unpaid wages, car allowance, expenses and accrued vacation totaling $79,070 and related penalties with the California Labor Commissioner.  The Company believes that Mr. Celano’s claims are without merit, and has claimed affirmative defenses for various causes of action including misappropriation of trade secrets and breach of fiduciary duties.  A hearing is scheduled for January 5, 2005 before the Labor Commissioner.  The Company has accrued the claimed amounts in the accompanying consolidated financial statements.

On October 15, 2003, Mr. Richard E. Fields, a former employee of Guardian Corporation, filed claims for unpaid wages, car allowance, expenses and accrued vacation totaling $39,455 and related penalties with the California Labor Commissioner.  The Company believes that Mr. Field’s claims are without merit, and has claimed affirmative defenses for various causes of action including, but not limited to, breach of fiduciary duty, misappropriation of trade secrets, tortious interference with contract and prospective economic advantage and conversion.  A hearing is scheduled for January 5, 2005 before the Labor Commissioner.  The Company has accrued the claimed amounts in the accompanying consolidated financial statements.

The Company is involved in certain legal proceedings and claims that arise in the normal course of business.  Management does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position or results of operations.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

For the year ended December 31, 2004:

On February 6, 2004, the Company issued a total of 3,610,108 common shares for cash in the amount of $1,000,000, net of $106,462 in fees and commissions.

On February 13, 2004, the Company issued 51,908 common shares for all the issued and outstanding common stock of Emerging Concepts, Inc. (subsequently renamed ISR Systems Corporation).  The fair market value of the common shares issued in this transaction was $0.385 per share, or $20,000, as determined by the market value of the common shares traded on the OTCBB.

In 2004, holders of the UGC series ‘A’ preferred shares converted 1,644,635 of those shares into 1,644,635 common shares.

On May 25, 2004, the Company issued a total of 2,500,000 common shares for cash in the amount of $1,500,000 net of $155,000 in commissions and fees.  In addition, the Company granted to the placement agent warrants entitling it to purchase 625,000 common shares at the price of $1.50 per share and warrants entitling it to purchase an additional 625,000 common shares at the price of $2 per share.  According to the terms of the underlying common stock purchase agreement and common share purchase, the company shall file a registration statement to register the common shares sold and shares underlying the warrants by July 9, 2004, and to use its best efforts to cause the registration statement to be declared effective by September 24, 2004.  If the registration statement is not declared effective by the SEC by the target effective date (September 24, 2004), or it does not remain effective and available for use, the Company must pay the investors a cash payment of $15,000, such amount being equal to 1% of the purchase price. If the Company’s failure to procure the effectiveness of the registration statement or to maintain the effectiveness of the registration statement shall continue for more than 30 days, the Company must pay the investor $15,000 each month thereafter until the delinquency no longer continues, or 12 months after the closing, whichever is first.  As of December 31, 2004, the registration statement had not been declared effective.  The Company has paid $30,000 for this penalty and accrued an additional $30,000 for the months of November and December, 2004.

In June 2004, the Company canceled 1,100,000 common shares in connection with the settlement of a legal matter.  The value placed on these canceled shares was $11,000 which was the value assigned to the shares when they were issued in 2002.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2004 And 2003

On July 1, 2004, the Company, through its Secure Risks Ltd. Subsidiary, acquired all the issued and outstanding common stock of SSSI in exchange for 4,101,494 common shares.  The fair market value of the common shares issued in this transaction was $0.79 per share, or $3,240,180, as determined by the market value of the common shares traded on the OTCBB.  The Company paid an additional $37,500 to cover attorneys fees incurred by SSSI in this transaction.

During the year ended December 31, 2004, the Company issued a total of 2,259,413 common shares to consultants and professional for services valued at $1,294,975 of which $22,500 is record as deferred consulting fees at December 31, 2004.  The common shares were valued based on their fair value at the date of issuance based on the closing trading price for the company’s common shares as quoted on the OTCBB or the value of the services provided, whichever was more determinable.  In addition, the Company also issued a total of 400,000 common share purchase options to members of the advisory board for services valued at $123,500.  These options were valued using the Black-Scholes option pricing model using the following assumptions:  term of 5 years, a risk-free interest rate of 3.5%, a dividend yield of 0% and volatility of 187%.  The Company also issued a total of 50,000 common share purchase warrants to consultants for services valued at $36,216.  These warrants were valued using the Black-Scholes option pricing model using the following assumptions:  term of 2 years, a risk-free interest rate of 3.5%, a dividend yield of 0% and volatility of 178%.

During the year ended December 31, 2004, the Company received $175,000 upon the exercise of 336,111 options and warrants.  The Company also issued 83,157 common shares upon the cashless exercise of 125,000 common share purchase warrants.

For the year ended December 31, 2003:

The Company issued a total of 211,111 common shares for cash in the amount of $75,000, with related offering costs totaling $10,000.

A warrant holder exercised 300,000 warrants to purchase 300,000 common shares for $100,000 in cash.

The Company issued a total of 4,218,280 common shares to consultants for services valued at $1,196,006.  The common shares were valued based on the most readily determinable price of the fair value of the common shares at the date of issuance based on the closing trading price as quoted on the OTCBB or the value of the services provided if this amount was determinable.

The Company issued 110,000 common shares to consultants from the exercise of common shares purchase options.  The exercise price of $22,500 was paid via services provided to the Company.

The Company issued a total of 1,075,000 warrants to purchase 1,075,000 common shares to consultants for services valued at $782,753.  Of the warrants issued for services 500,000 warrants valued at $682,968 were for services to be performed over a period of 24 months; therefore the value of these warrants will be amortized over the 24 months period of the agreement.  The 500,000 warrants were subsequently canceled in consideration for shortening the contract period, therefore in accordance with EITF 00-23, the unamortized portion of the warrant value was expensed.  These warrants were valued using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 3.5%, a dividend yield of 0% and volatility of 44% (see Note 8).

As discussed in Note 5, Related Party Transaction, notes payable in the amount of $150,000 and accrued interest of $18,500 were converted into 1,404,167 common shares in December 2003.  The common shares were valued based on the fair value of the common shares at the date of issuance based on the closing trading price as quoted on the OTCBB.

Series ‘A’ Preferred Stock of Subsidiary - Universal Guardian Corporation

At December 31, 2004, Guardian Corporation had 31,531 UGC series ‘A’ preferred shares outstanding.  This has been presented on the accompanying financial statements in a manner similar to minority interest.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2004 And 2003

On April 8, 2004, Guardian Corporation declared a dividend on the series ‘A’ preferred shares and issued to the holders of these securities a total of 116,272 UGC series ‘A’ preferred shares valued at $156,968.  Since the UGC series ‘A’ preferred shares are convertible into Universal Holdings common shares on a one-for-one basis, the value of the 116,272 UGC series ‘A’ preferred shares issued as a dividend was determined to be $1.35, based upon the market value of the common shares on April 8, 2004.

During 2004, holders of the UGC series ‘A’ preferred shares converted 1,644,635 of those shares into 1,644,635 common shares, including 409,999 UGC series ‘A’ preferred shares converted pursuant to a put option as discussed below.

As part of an agreement with two investors to convert bridge loans extended to Guardian Corporation and accrued interest thereon into UGC series ‘A’ preferred shares, Guardian Corporation issued to the investors a put option that, if exercised, would require Guardian Corporation to repurchase from the investors the series ‘A’ preferred shares issued at $1.50 per share if exercised between April 15, 2003 and May 15, 2003, and at $1.75 per share if exercised between May 16, 2003 and June 30, 2003.  The put option expired on June 30, 2003.  The put option was exercised prior to the expiration date with respect to 409,999 UGC series ‘A’ preferred shares at $1.75 per share price.  During 2003, the Company recognized as a financing expense the excess of the $1.75 put price and the original offering price of the series ‘A’ preferred shares of $1.25 amounting to $205,000, which was included in current liabilities.

During the quarter ended June 30, 2004, the two investors holding the put option converted all of their UGC series ‘A’ preferred shares, including the 409,999 shares with respect to which they exercised their put rights, into common shares.  As a consequence of this conversion, Guardian Corporation no longer has any obligation to pay cash under the put option, and the company has removed the $205,000 liability and increased additional paid in capital.

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

Description of Stock Plans

On September 19, 2002, the board of directors and shareholders of the Company adopted the Hollywood Partners.com 2002 Stock Compensation Program (the “2002 Stock Program”) which permits the award of common share based compensation to directors, officers, employees and consultants.  The 2002 Program is composed of seven separate plans: (1) the Incentive Plan under which common share purchase options qualifying for special tax treatment under Section 422 of the Internal Revenue Code, known as an “incentive stock options”, are granted; (2) the Nonqualified Plan under which common share purchase options which do not qualify as incentive stock options are granted; (3) the Restricted Plan under which common shares subject to earning or forfeiture conditions are granted, (4) the Employee Stock Purchase Plan under which employees may purchase common shares; (5) the Non-Employee Director Stock Option Plan under which common shares purchase options are granted to non-employee directors; (6) the Stock Appreciation Rights Plan under which stock appreciation rights may be granted, and (7) the Stock Rights Plan under which (i) units representing the equivalent of common shares (“performance shares”) are granted; (ii) payments of compensation in the form of common shares (“stock  payments”) are granted; or  (iii) rights to receive cash or common shares based on the value of dividends paid with respect to common shares  (“dividend equivalent rights”) are granted.  A total of 1,125,000 common shares were reserved for issuance under the 2002 Stock Program.  The maximum number of common shares issuable to any single participant under the plan in any given fiscal year is 50,000 shares.  If any awards granted under the program are forfeited for any reason before they have been exercised, vested or issued in full, the unused common shares subject to those expired, terminated or forfeited awards will again be available for purposes of the program.  No awards may be issued after September 19, 2012, the termination date for the program.  As of December 31, 2004, 76,000 options had been issued under the 2002 Stock Program.

On April 21, 2003, the board of the Company adopted the Universal Guardian Holdings, Inc. 2003 Incentive Equity Stock Plan (the “2003 Stock Plan”) which permits the award of common share based compensation to directors,

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2004 And 2003

officers, employees and consultants.  The 2003 Stock Plan provides for (1) the grant of common shares purchase options, (2) the grant of stock awards pursuant to which recipients may purchase common shares, or (3) the grant of common shares  bonuses as compensation.  Common shares  purchase options granted under the plan may be either incentive stock options which qualify for special tax treatment under Section 422 of the Internal Revenue Code, or non-qualifying stock options.  The Company must procure shareholder approval for the 2003 Plan by no later than April 20, 2004 in order for any past or future options granted under the plan to qualify as an incentive stock option.  A total of 10,000,000 common shares were reserved for issuance under the 2003 Stock Plan.  If any awards granted under the plan are forfeited for any reason before they have been exercised, vested or issued in full, the unused common shares subject to those expired, terminated or forfeited awards will again be available for purposes of the plan.  No awards may be issued after April 21, 2013, the termination date for the plan.  As of December 31, 2004, 8,071,993 common shares were issued or reserved for issuance under the 2003 Stock Program.

Summary Of Options Granted to Directors, Officers and Employees

The following table summarizes compensatory options granted to directors, officers and other employees for the periods or as of the dates indicated, both under the aforesaid stock plans and in the form of free-standing grants:

	Options Granted	Weighted Average Exercise Price
Balance, December 31, 2002	1,681,250	$ 0.60
Cancelled	(750,000)	$ 0.08
Granted	2,000,000	$ 0.12
Balance, December 31, 2003	2,931,250	$ 0.40
Exercised	(200,000)	$ 0.13
Cancelled	(251,250)	$ 0.64
Granted	6,420,000	$ 0.67
Balance, December 31, 2004	8,900,000	$ 0.59
Exercisable, December 31, 2004	5,930,000	$ 0.51

The weighted average remaining contractual life of compensatory options outstanding for directors, officers and employees is 4.60 years at December 31, 2004.  The exercise price for compensatory options outstanding for directors, officers and employees at December 31, 2004 were as follows:

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2004 And 2003

Number of Options	Exercise Price
300,000	$0.01
2,000,000	$0.12
3,450,000	$0.47 - $0.54
870,000	$0.75 - $0.79
1,880,000	$0.85 – $1.02
400,000	$1.20 – $10.00
8,900,000

No compensation expense was recognized as a result of the issuance of compensatory stock options issued to directors, officers and employees of the Company.

For compensatory options granted to directors, officers and employees during the year ended December 31, 2004 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.64 and the weighted-average exercise price of such options was $0.67.  No options were granted during the year ended December 31, 2004, where the exercise price was less than the stock price at the date of the grant or the exercise price was greater than the stock price at the date of grant.

For compensatory options granted to directors, officers and employees granted during the year ended December 31, 2003 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.12 and the weighted-average exercise price of such options was $0.13.  No options were granted during the year ended December 31, 2003, where the exercise price was less than the stock price at the date of the grant or the exercise price was greater than the stock price at the date of grant.

Summary of Warrants Granted

The following table summarizes warrants granted for the periods or as of the dates indicated, including both compensatory options/warrants (referred to herein as warrants) granted to consultants under the aforesaid stock plans and in the form of free-standing grants as well as non-compensatory warrants sold or granted.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2004 And 2003

	Warrants	Weighted Average Exercise Price
Balance, December 31, 2002	2,273,625	$ 2.37
Exercised	(410,000)	$ 0.30
Cancelled	(1,777,750)	$ 3.14
Granted	1,538,098	$ 1.68
Balance, December 31, 2003	1,623,973	$ 1.40
Exercised	(261,111)	$ 0.90
Cancelled	(375,000)	$ 0.75
Granted	2,200,000	$ 1.27
Balance, December 31, 2004	3,187,862	$ 1.41
Exercisable, December 31, 2004	3,187,862	$ 1.41

The weighted average remaining contractual life of the common share purchase outstanding is 3.64 years at December 31, 2004.  The exercise price for common share purchase outstanding at December 31, 2004 were as follows:

Number of Warrants	Exercise Price
50,000	$0.01
328,375	$0.19 – $0.20
400,000	$0.35
234,487	$0.75 – $1.00
1,125,000	$1.20 – $1.50
1,050,000	$1.75 – $5.00
3,187,862

During the years ended December 31, 2004 and 2003, the Company issued a total of 450,000 and 1,075,000 common share purchase warrants to a consultant for services valued at $159,716 and $773,821, respectively.

NOTE 8 – CONSULTING AGREEMENT

In April 2003, the Company entered into a two-year consulting agreement with Sunrise Financial Group, Inc.  Payment for the services to be provided consisted of the issuance of 500,000 warrants entitling it to purchase common shares at $2.70 per share and a $10,000 per month fee for 24 months payable in advance.  The fair value of the 500,000 common share purchase using the Black-Scholes pricing model was $682,968.  Concurrently, the President of Sunrise Financial purchased 240,000 shares of Guardian Corporation’s series ‘A’ preferred stock for $300,000, which was placed in Guardian Corporation’s escrow account.  Upon the closing of escrow, the agent was instructed to pay from escrow, $240,000 to Sunrise Financial, which represents the 24 monthly payments due on the agreement.  Therefore, the total payment of $922,968 for Sunrise Financial’s services were, in essence, paid with equity instruments consisting of common share purchase totaling $682,968 and with 192,000 shares of Guardian Corporation series ‘A’ preferred valued

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2004 And 2003

at $1.25 per share.  Due to the decline in the value of the Company’s stock, this agreement was modified to cancel the 500,000 common share purchase in consideration for reducing the terms of the agreement by two months.  In accordance with EITF 00-23, the unamortized portion of the value of the 500,000 common share purchase was expensed in 2003 upon the modification of the agreement.  The unamortized portion of the consulting fees related to the issuance of Guardian Corporation series ‘A’ preferred stock has been shown as an offset to stockholders’ equity in the amount of $40,000 at December 31, 2004 as these series ‘A’ preferred shares were converted to common shares in 2004.

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2004 are as follows:

Deferred tax assets:
Net operating loss carryforward	$ 1,141,127
Less valuation allowance	(527,086)
614,041
Deferred tax liabilities -
Accrued legal	(376,982)
Accrued salaries	(53,350)
Allowance for bad debt	(146,952)
Inventory reserve	(36,757)
Net deferred tax liability	$ —

The Components of deferred income tax expense (benefit) are as follows:

	December 31, 2004	December 31, 2003
Accrued legal	$ 376,982	$ (376,982)
Accrued salaries	53,350	(94,558)
Allowance for bad debts	146,952	(146,952)
Inventory reserve	36,757	(36,757)
Net operating loss carryforward	(1,141,127)	(1,249,476)
Increase in valuation allowance	527,086	1,904,725
Income tax expense	$ —	$ —

Following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory federal income tax rates to pre-tax income and the reported amount of income tax expense (benefit):

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2004 And 2003

	December 31, 2004	December 31, 2003
Tax benefit at federal statutory rates	$ (820,299)	$ (1,805,125)
Accrual of abandoned office lease	(252,435)	320,435
Accrued officer salary	26,017	104,298
Consulting fees	—	232,209
Accrued vacation	2,707	—
Depreciation	—	4,408
Meals and entertainment	3,060	1,849
Put option expense	—	69,700
Registration penalty expense	10,200	—
Stock based compensation	54,303	-—
Writedown of goodwill	6,489	10,170
Increase in valuation allowance	969,958	1,062,056
Income tax expense	$ —	$ —

At December 31, 2004, the Company has provided a valuation allowance for the deferred tax assets since management has not been able to determine that the realization of that asset is more likely than not.  The net change in valuation allowance for the year ended December 31, 2004 was an increase of $527,086.  Net operating loss carryforwards of approximately $5,900,000 expire starting in 2016.

NOTE 11 – IMPAIRMENT EXPENSE

During the years ended December 31, 2004 and  2003, the Company recognized the following impairment expense (these amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations):

	2004	2003
Goodwill	$ 20,447	$ 29,912
Property and equipment	-	120,832
Software development costs	-	242,970
Total impairment expense	$ 20,447	$ 393,714

NOTE 12 – SUBSEQUENT EVENTS

On January 4, 2005, as part of a single transaction, the Company sold 100,000 restricted common shares to Mr. Michael Weiss in a private placement for cash for total gross proceeds of $100,000.  As part of that transaction, the Company issued to Mr. Weiss fully vested common share purchase warrants entitling him to purchase, through January 4, 2010, 25,000 common shares at $2 per share and an additional 25,000 shares at $2.50 per share.  Until July 2, 2005, the Company shall have the right to call or redeem the common shares underlying the warrant at the price of $3 per share for the first 25,000 shares, and $4 per share for the remaining 25,000 shares, in the event that the Company have

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2004 And 2003

registered those underlying shares, and the closing price of the common shares exceeds the applicable call price for the five consecutive days prior to the exercise of that right.

On January 14, 2005, as part of a single transaction, the Company sold short-term convertible debentures in the amount of $250,000 to The Hunter Fund Ltd. (“Hunter Fund”), $150,000 to IKZA Holding Corp. (“IKZA”) and $100,000 to Loman International SA (“Loman”).  The Company is obligated to pay the aggregate $500,000 in principal on the debentures, together with interest accrued thereon at the annualized rate of 24%, in cash to the debenture holders on June 30, 2005.  This amount was paid in full on February 8, 2005.

As additional consideration for the purchase of the debenture, the Company also granted to Hunter Fund, IKZA and Loman common share purchase warrants entitling them to purchase 125,000, 75,000 and 50,000 common shares, respectively, at the price of $2 per share.  These warrants lapse if unexercised by January 14, 2010.

The aforesaid private placement was effected through Hunter as placement agent.  Under the terms of the placement agency agreement, Hunter was paid $40,000 in cash and issued common share purchase warrants entitling it to purchase 250,000 restricted common shares at $2 per share.  These warrants lapse if unexercised on January 14, 2010.  In addition, the Company agreed to reduce the exercise price on 625,000 common share warrants previously issued to Hunter in May 2004 from $1.50 to $1 per share, and on an additional 625,000 common share warrants previously issued at that time from $2 to $1.25 per share.  In the event the volume average weighted price for the common shares exceeds $5 per share five consecutive days, the exercise prices will revert to that originally agreed upon.

On February 7, 2005, as part of a single private placement, the Company sold (1) a total of 1,884,375 common shares together with common share purchase warrants entitling the holder to purchase 753,750 restricted common shares to Monarch Pointe Fund, Ltd. (“Monarch”) for the sum of $3,015,000, and (2) a total of 928,125 common shares together with common share purchase warrants entitling the holder to purchase 371,250 restricted common shares to Mercator Momentum Fund, LP (“Mercator Fund”) for the sum of $1,485,000. As part of that transaction, the Company paid to Mercator Advisory Group, LLC (“MAG”), as placement agent, the sum of $265,000 in cash for due diligence and legal fees and common share purchase warrants entitling it to purchase 281,250 restricted common shares.  One-half of the aforesaid warrants issued to Monarch, Mercator Fund and MAG are exercisable at $2.40 per share, while the balance are exercisable at $2 per share.  These warrants lapse if unexercised on February 7, 2008.

In addition, from the period from January 1, 2005 to March 31, 2005, the Company issued an additional 240,657 shares of common stock as follows:  12,817 upon the conversion of UGC series ‘A’ preferred stock; 114,563 for professional services rendered; and 113,277 upon the exercise of options and warrants (a total of 188,300 options and warrants were exercised of which 135,000 were cashless exercises resulting in the issuance of 59,977 shares of the Company’s common stock).

Guardian Corporation did not pay the sum of $200,000 due to AC Pacific View by December 31, 2004 in accordance with the terms of its stipulated settlement with AC Pacific View.  AC Pacific View has since noticed Guardian Corporation’s default under the stipulation but has yet to enter judgment, and Guardian Corporation is presently negotiating an extension of time in respect to the entry of judgment.  Management does not believe that the judgment, if filed by AC Pacific View, will be enforceable against Universal Holdings or any other subsidiary of Universal Holdings other than Guardian Corporation.

On January 18, 2005, the California Labor Commissioner issued award in favor of Mr. Celano and Fields in the amounts of $104,563 and  $61,133, respectively, against Guardian Corporation and Mr. Michael J. Skellern.  The Company has agreed to indemnify Mr. Skellern with respect to these claims.  On February 3, 2005, Guardian Corporation and Mr. Skellern filed an appeal of the orders with the San Diego County Superior Court.  A trial de novo on April 25, 2005 with respect to both matters has been set before the court.

On January 11, 2005, Universal Holdings received a cease and desist letter from Pepperball Technologies, Inc. claiming that the Company’s prospective manufacture of frangible projectiles for its Python Projectile Launcher infringes on Pepperball’s patents, and further claiming that the prior President of the Company’s Shield Defense Corporation

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2004 And 2003

subsidiary, Mr. Dennis M. Cole, who was previously employed by Pepperball, violated his at will employment agreement by providing Universal Holdings with alleged trade secrets.  The frangible projectiles that will be manufactured by the Company are subject to a patent originally issued to the U.S. Navy on November 14, 2000 (U.S. Patent No. 6,145,441).  The U.S. Navy granted Guardian Corporation the exclusive right to sell and market projectiles using this patented technology for the life of the patent in an agreement dated November 19, 2002.  In January of 2004, Guardian Corporation renewed its exclusive license to the U.S. Navy’s patent for 14 years.  The Company has received non-infringement opinions from patent counsel confirming that the manufacture and sale of the frangible projectiles will not infringe upon Pepperball’s intellectual property rights.  To date, the Company has yet to sell any frangible projectiles which undermines any claims of damages which may be asserted by Pepperball.  On January 28, 2005, the Company responded to Pepperball’s correspondence and is prepared to vigorously defend these claims if necessary.  To date, the Company has yet to receive a reply from Pepperball’s counsel.

Guardian Corporation has recently received conflicting demands by Mr. Seth Kaplan and The Appleby Group for the issuance of 200,000 common shares purportedly earned as a finder’s fee in connection with the acquisition of SSSI by Secure Risks and, more particularly, by reason of the appointment of Mr. Michael J. Stannard to Guardian Corporation’s board of directors.  Mr. Kaplan, formerly a principal of The Appleby Group, contends that he was singularly responsible for the introduction of Mr. Stannard to Universal Holdings and, as such, was the procuring cause of the appointment thereby entitling him to compensation under a written consulting agreement, as amended July 14, 2003.  The Appleby Group, which is currently being sued by Mr. Kaplan for fraud, among other claims, contends that one of its principals, Mr. David Kennedy, introduced Mr. Stannard to Universal Holdings and is therefore entitled to a finders’ fee.  The Appleby Group, in contrast to Mr. Kaplan, does not have a written agreement with Universal Holdings relating to the entitlement to a finders’ fee.  The Appleby Group contends, however, that the Company verbally agreed to the payment of compensation upon Mr. Stannard’s appointment.  Both the Appleby Group and Mr. Kaplan have threatened litigation, though neither has initiated a formal action against the Company.  Universal Holdings does not believe that there is a valid enforceable agreement with either the Appleby Group or Mr. Kaplan mandating the payment of a finders’ fee and will vigorously defend any claim asserted in connection therewith.

Universal Holdings has received a demand from Sunrise Financial Group, Inc. demanding that the Company issue 294,661 common shares purportedly due upon the cashless exercise of an option granted pursuant to the terms of an investment banking services agreement dated April 3, 2003.  By written agreement executed by and between Sunrise and Universal Holdings dated June 12, 2003, Sunrise agreed to cancel the option in exchange for an increase in a monthly retainer fee.  By reason of this written cancellation, the Company has rejected Sunrise’s demand for the issuance of the stock and will vigorously defend any claim asserted in connection therewith.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2004 And 2003

SIGNATURES OF EXECUTIVE OFFICERS

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this annual report on form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on April 13, 2005.

UNIVERSAL GUARDIAN HOLDINGS, INC.
By:	/s/ Michael J. Skellern
Michael J. Skellern, President and Chief Executive Officer (principal executive officer)
By:	/s/ Marian J. Barcikowski
Marian J. Barcikowski Chief Financial Officer (principal accounting and financial officer)

SIGNATURES OF BOARD OF DIRECTORS

In accordance with the Exchange Act, this annual report on form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael J. Skellern		April 13, 2005
Michael J. Skellern		President, Chief Executive Officer and Chairman of the Board (Director)
By:	/s/ Michael J. Stannard*		April 13, 2005
Michael J. Stannard		Director
By:	/s/ Mel R. Brashears*		April 13, 2005
Mel R. Brashears		Director

* By:	/s/ Michael J. Skellern
Michael J. Skellern, Agent-In Fact