Form 10QSB
period 2005-03-31
UNIVERSAL GUARDIAN HOLDINGS INC
filed 2005-05-17
CIK 859916

United States

Securities And Exchange Commission

Washington, D.C. 20549

_________________

FORM 10-QSB

_________________

(Mark One)

☒	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Quarterly Period Ended March 31, 2005
☐	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Transition Period From ________ To _______
Commission File No. _______

UNIVERSAL GUARDIAN HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0379106 (I.R.S. Employer Identification No.)

4695 MacArthur Court
Suite 300
Newport Beach, California 92660
949) 861-8295
 (Address Of Principal Executive Offices)
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒   No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 12, 2005, there were issued and outstanding 39,071,552 shares of common stock, par value $0.001 per share and 600 shares of series ‘A’ preferred stock, par value $0.001 per share.

-#-

Table Of Contents

ADVISEMENTS

3

CONSOLIDATED FINANCIAL STATEMENTS

1

Consolidated Balance Sheet

F-1

Consolidated Statements Of Operations And Other Comprehensive Loss

F-2

Consolidated Statements Of Stockholders’ Equity

F-3

Consolidated Statements Of Cash Flows

F-4

Notes To Interim ConsolidatedFinancial Statements

F-6

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2

General

2

Overview

2

Acquisitions

3

Results of Operations

3

Liquidity and Capital Resources

5

Off-Balance Sheet Arrangements

7

Critical Accounting Policies

8

Recent Accounting Pronouncements

8

UNCERTAINTIES AND OTHER RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

8

Risks Relating To Our Business

9

Risks Relating To An Investment In Our Securities

12

LEGAL PROCEEDINGS

16

CHANGES IN SECURITIES AND USE OF PROCEEDS

17

Modification Of Instruments Defining Rights Of Holders Of Class Of Registered Securities

17

Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or Modification Of Any Other Class Of Securities

17

Recent Sales Of Unregistered Equity Securities

17

Use Of Proceeds Of Registered Offerings

19

Repurchases Of Equity Securities

19

DEFAULTS UPON SENIOR SECURITIES

19

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

19

CONTROLS AND PROCEDURES

20

Evaluation Of Disclosure Controls And Procedures

20

Changes in Internal Control over Financial Reporting

20

OTHER INFORMATION

20

Voluntary Reports

20

Material Changes To Director Nominee Procedures

20

EXHIBITS AND REPORTS ON FORM 8-K

20

Exhibits

20

Reports on Form 8-K

24

SIGNATURES

24

-#-

ADVISEMENTS

Unless the context requires otherwise, “we,” “us,” “our”, “ and the “company” and similar terms collectively refer to Universal Guardian Holdings, Inc. and our subsidiaries, while the term “Universal Holdings” refers to Universal Guardian Holdings, Inc. in its corporate capacity.  The terms “common shares”, “preferred shares”, and “series ‘A’ preferred shares” used in this quarterly report refer to Universal Holdings’ common stock, par value $0.001 per share, “blank check” preferred stock, par value $.001 per share, and series ’A’ convertible preferred stock, par value $0.001 per share, respectively.  The term “UGC series ‘A’ preferred shares” refers to series ’A’ convertible preferred stock, par value $0.001 per share, issued by the Company’s Universal Guardian Corporation subsidiary.  The information in this quarterly report is current as of the date of this quarterly report (March 31, 2005), unless another date is specified.

We prepare our interim consolidated financial statements in accordance with United States generally accepted accounting principles.  Our consolidated financial condition and results of operations for the three-month interim period ended March 31, 2005 are not necessarily indicative of our prospective consolidated financial condition and results of operations for the full fiscal year ended December 31, 2005.  The interim consolidated financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction with the annual consolidated financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-KSB for our fiscal year ended December 31, 2004, as it may be amended, together with any reports, statements and information filed with the SEC relating to periods or events occurring after December 31, 2004.

On December 3, 2002, we effected a 1 for 20 reverse stock split with respect to our common shares.  Whenever we make any reference in this quarterly report to the grant or issuance of common shares or options or warrants to purchase common shares, such reference shall, for comparison purposes, be made in reference to post-reverse numbers and, in the case of options and warrants, post-reverse exercise prices, unless we state otherwise.

In this quarterly report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results.  These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances.  You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions.  When reading any forward looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:  (1) whether or not markets for our products develop and, if they do develop, the pace at which they develop; (2) our ability to attract the qualified personnel to implement our growth strategies, (3) our ability to develop sales, marketing and distribution capabilities; (4) the accuracy of our estimates and projections; (5) our ability to fund our short-term and long-term financing needs; (6) changes in our business plan and corporate strategies; and (7) other risks and uncertainties discussed in greater detail in the sections of this quarterly report, including those captioned “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and “Uncertainties And Other Risk Factors That May Affect Our Future Results And Financial Condition”.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this quarterly report as well as other public reports we file with the United States Securities and Exchange Commission (the “SEC”), including our annual report on form 10-KSB for our fiscal year ended December 31, 2004, as it may be amended.  You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.  We are not obligated to update or revise any forward-looking statement contained in this quarterly report to reflect new events or circumstances unless and to the extent required by applicable law.

-#-

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2005 and 2004

Contents

 -

-#-

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

(Unaudited)

March 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 3,113,290
Accounts receivable, net of allowance for doubtful accounts of $0	1,150,203
Inventory	3,728
Other current assets	19,464
TOTAL CURRENT ASSETS	4,286,685
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $242,848	1,261,188
GOODWILL	3,525,093
DEPOSITS AND OTHER ASSETS	22,103
TOTAL ASSETS	$ 9,095,069
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 1,682,757
Accrued expenses	982,635
Accrued expenses—related parties	24,246
Deferred revenue	775,157
Accrued obligation under abandoned lease	200,000
TOTAL CURRENT LIABILITIES	3,664,795
SERIES ‘A’ CONVERTIBLE PREFERRED STOCK OF SUBSIDIARY—UNIVERSAL GUARDIAN CORPORATION	25,264
COMMITMENTS AND CONTINGENCIES	—
STOCKHOLDERS’ EQUITY
Series ‘A’ convertible preferred stock, cumulative 7%; $0.001 par value, 5,000,000 shares authorized; 600 shares issued and outstanding ($112,000 of dividends in arrears)	1
Common stock; $0.001 par value; 50,000,000 shares authorized; 39,031,555 shares issued and outstanding	39,031
Additional paid-in capital	17,418,036
Prepaid consulting fee	(129,956)
Accumulated other comprehensive (loss)	(62,480)
Accumulated deficit	(11,859,622)
TOTAL STOCKHOLDERS’ EQUITY	5,405,010
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 9,095,069

The accompanying notes are an integral part of these financial statements

#

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements Of Operations And Other Comprehensive Loss

(Unaudited)

	Three Months Ended March 31,
	2005	2004

NET REVENUE	$ 2,763,943	$ —
COST OF REVENUE	1,965,963	—
GROSS PROFIT	797,980	—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,056,400	1,108,607
LOSS FROM OPERATIONS	(1,258,420)	(1,108,607)
OTHER INCOME (EXPENSE)
Interest expense	(9,232)	(680)
Financing costs	(1,124,973)	—
Interest income	8,634	270
Gain on sale of fixed assets	28,036	—
Other	—	43,750
TOTAL OTHER INCOME (EXPENSE)	(1,097,535)	43,340
LOSS BEFORE PROVISION FOR INCOME TAXES	(2,355,955)	(1,065,267)
PROVISION FOR INCOME TAXES	—	—
NET LOSS	$ (2,355,955)	$ (1,065,267)
OTHER COMPREHENSIVE (LOSS)
Foreign currency translation	(563)	—
COMPREHENSIVE (LOSS)	(2,356,518)	(1,065,267)
PREFERRED STOCK DIVIDENDS	(5,250)	(31,198)
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$ (2,361,205)	$ (1,096,465)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.06)	$ (0.04)
WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	37,355,819	24,982,723

#

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements Of Stockholders’ Equity

(Unaudited)

	Series ‘A’ Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Prepaid Consulting Fees	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2004	600	$ 1	35,878,398	$ 35,878	$ 11,642,985	$ (62,500)	$ (61,917)	$ (9,503,667)	$ 2,050,780
Common stock issued for services	—	—	114,563	115	169,285	—	—	—	169,400
Common stock issued for cash, net of offering costs of $265,000	—	—	2,912,500	2,912	4,332,088	—	—	—	4,335,000
Conversion of Series A of Universal Guardian Corporation to common stock	—	—	12,817	13	16,008	—	—	—	16,021
Exercise of warrants for cash, services and cashless exercises	—	—	113,277	113	65,275	—	—	—	65,388
Fair market value of re-priced warrants	—	—	—	—	12,516	—	—	—	12,516
Fair value of warrants issued in connection with convertible debentures	—	—	—	—	254,887	—	—	—	254,887
Value of beneficial conversion feature associated with the issuance of convertible debentures	—	—	—	—	245,113	—	—	—	245,113
Fair value of warrants issued to placement agent in connection with issuance of convertible debentures	—	—	—	—	519,937	—	—	—	519,937
Fair value of warrants issued to consultant	—	—	—	—	159,942	(159,942)	—	—	—
Amortization of prepaid consulting fees	—	—	—	—	—	92,486	—	—	92,486
Foreign currency translation adjustment	—	—	—	—	—	—	(563)	—	(563)
Net loss	—	—	—	—	—	—	—	(2,355,955)	(2,355,955)
Balance, March 31, 2005	600	$ 1	39,031,555	$ 39,031	$ 17,418,036	$ (129,956)	$ (62,480)	$ (11,859,622)	$ 5,405,010

The accompanying notes are an integral part of these financial statements

#

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,355,955)	$ (1,065,267)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	105,293	179
Amortization of prepaid consulting fee	92,486	30,000
Common stock issued for compensation and services	169,400	892,855
Services rendered to pay for exercise price of options	62,500	—
Fair value of options and warrants issued to consultants/ placement agent	519,937	123,500
Value of re-priced warrants	12,516	—
Amortization of debt discounts	500,000	—
Gain on disposal of fixed assets	(28,036)	—
(Increase) decrease in:
Accounts receivable	(498,797)	—
Inventory	(3,728)	—
Deposits and other assets	20,987	(8,000)
Increase (decrease) in:
Accounts payable	575,535	(135,091)
Accrued expenses - related parties	(187,976)	(107,807)
Accrued expenses	(177,016)	(19,345)
Accrued registration obligation	(30,000)	—
Deferred revenue	268,766	—
Net cash (used in) operating activities	(954,088)	(288,976)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(617,877)	—
Proceeds from the sale of property and equipment	47,701	—
Cash acquired with acquisition of subsidiary	—	1,597
Net cash provided by (used in) investing activities	$ (570,176)	$ 1,597

#

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

(Unaudited)

 (continued)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants	$ 2,888	$ —
Proceeds from issuance of common stock	4,600,000	1,000,000
Payment of offering costs	(265,000)	(106,462)
Proceeds from sales of series ‘A’ preferred stock of Universal Guardian Corporation, net	—	—
Payment on capital lease obligation	—	(1,209)
Proceeds from issuance of convertible notes payable	500,000	—
Payments on convertible notes payable	(500,000)	—
Payment on notes payable – related party	(30,633)	—
Net cash provided by financing activities	4,307,255	892,329

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(563)	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,782,428	604,950

CASH AND CASH EQUIVALENTS, Beginning of period	330,862	25,648

CASH AND CASH EQUIVALENTS, End of period	$ 3,113,290	$ 630,598

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 20,803	$ —
Income taxes paid	$ —	$ —

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the three months ended March 31, 2005 the company (1) issued 114,563 shares of common stock to consultants and professionals for services valued at $169,400; (2) issued 50,000 shares of common stock upon the exercise of warrants for which the exercise price was paid via services valued at $62,500; (3) issued 59,977 shares of common stock upon the cashless exercise of 135,000 warrants; (4) recognized an expense of $12,516 related to the re-pricing of 1,250,000 warrants; (5) recognized discounts on the issuance of convertible notes payable in the amount of $500,000; (6) issued 250,000 warrants to the placement agent in connection with the issuance of the convertible debentures that were valued at $519,937; (7) converted 12,817 shares of Universal Guardian Corporation series ‘A’ preferred stock valued at $16,021 into 12,817 shares of the company’s common stock; and (8) issued 100,000 warrants to a consultant for services valued at $159,942.

During the three months ended March 31, 2004 the company (1) issued 1,805,997 shares of common stock to consultants and professionals for services valued at $892,855; (2) issued 400,000 warrants to advisory board members for services valued at $123,500; (3) converted 264,000 shares of Universal Guardian Corporation series ‘A’ preferred stock valued at $330,000 into 264,000 shares of the company’s common stock; and (4) issued 51,908 shares of the company’s common stock valued at $20,000 for the acquisition of ISR Systems, Inc, (formerly Emerging Concepts, Inc.).

The accompanying notes are an integral part of these financial statements

#

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim ConsolidatedFinancial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis Of Presentation

These unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the Company for its year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB for that year, as it may be amended.  The results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be increased to the pro forma amounts indicated below for the three-month interim periods ended March 31, 2005 and 2004:

#

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

	2005	2004
Net loss:
As reported	$ (2,355,955)	$ (1,065,267)
Compensation recognized under APB 25	—	—
Compensation recognized under SFAS 123	(645,503)	(5,957)
Pro forma	$ (3,001,458)	$ (1,071,224)
Basic and diluted loss per common share:
As reported	$ (0.06)	$ (0.04)
Pro forma	$ (0.08)	$ (0.04)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted in 2005 and 2004:  risk-free interest rate of 3.5% and 3.5%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company’s common shares of 317% and 317%; and a weighted average expected life of the option of 5 and 5 years, respectively.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment”.  This revised statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued.  Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost.  This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  For public companies that file as a small business issuer, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The adoption of SFAS 123 (Revised) will have an impact on the consolidated financial statements.  If the statement had been in effect for the three-month interim periods ended March 31, 2005 and 2004, the Company would have recognized an additional expense of $645,503 and $5,957.

NOTE 2 - LOSS PER SHARE

In accordance with SFAS No. 128, ”Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At March 31, 2005 and 2004, the only potential dilutive securities were 9,135,000 and 3,725,000 common stock options and 4,995,812 and 1,730,223 common stock warrants/other options, respectively.  In addition at March 31, 2005 and 2004, the Company had outstanding 18,714 and 1,295,894, respectively, shares of Guardian Corporation’s series ‘A’ preferred stock that can be converted into 18,714 and 1,295,894 shares of the Company’s common stock, respectively.  Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

NOTE 3 – PROPERTY AND EQUIPMENT

The cost of property and equipment at March 31, 2005 consisted of the following:

#

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

Machinery and equipment	$ 360,039
Armored vehicles	887,570
Office equipment	256,427
1,504,036
Less accumulated depreciation	(242,848)
$ 1,261,188

Depreciation expense for the three-month interim periods ended March 31, 2005 and 2004 was $105,293 and $179, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2005, the Company repaid a note payable and other accrued expenses to its CEO totaling $146,444.

NOTE 5 – CONVERTIBLE DEBENTURES

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

As additional consideration for the purchase of the debenture, the Company also granted to Hunter Fund, IKZA and Loman common share purchase warrants entitling them to purchase 125,000, 75,000 and 50,000 common shares, respectively, at the price of $2 per share.  These warrants lapse if unexercised by January 14, 2010.  In accordance with EITF 00-27, the Company first determined the value of the debenture and the fair value of the detachable warrants issued in connection with this debenture.  The estimated value of the warrants of $519,937 was determined using the Black-Scholes option pricing model and the following assumptions:  term of 5 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 342%. The face amount of the debenture of $500,000 was proportionately allocated to the debenture and the warrants in the amounts of $245,113 and $254,887, respectively.  The value of the debenture was then allocated between the debenture and the beneficial conversion feature, which amounted to $0 and $245,113, respectively. The combined total discount is $500,000 and is being amortized over the term of the debenture. The entire debenture was repaid in February 2005 and the entire discount was charged to financing cost in the first quarter of 2005.

The aforesaid private placement was effected through Hunter World Markets, Inc. (“Hunter”), as placement agent.  Under the terms of the placement agency agreement, Hunter was paid $40,000 in cash and issued common share purchase warrants entitling it to purchase 250,000 restricted common shares at $2 per share that were valued at $519,937.  These warrants were valued using the Black-Scholes option pricing model using the following assumptions:  term of 5 years, a risk-free interest rate of 3.5%, a dividend yield of 0% and volatility of 342%.  The value of these warrants was charged to financing costs during the first quarter of 2005.  In addition, the Company agreed to reduce the exercise price on 625,000 common share warrants previously issued to Hunter in May 2004 from $1.50 to $1 per share, and on an additional 625,000 common share warrants previously issued at that time from $2 to $1.25 per share.  In the event the volume average weighted price for the common shares exceeds $5 per share five consecutive days, the exercise prices will revert to that originally agreed upon.  The Company has recognized an expense of $12,516 related to the re-pricing of these warrants.

#

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

On October 22, 2003, AC Pacific View Corporate Center, Inc., Guardian Corporation’s former landlord, filed a complaint for breach of lease for Guardian Corporation’s former office space in an action entitled AC Pacific View Corporate Center, Inc. v. Universal Guardian Corporation, et al, designated case no. GIN 033428.  Guardian Corporation had previously entered into a lease termination agreement and surrendered possession of these premises to AC Pacific View on or about September 23, 2003.  AC Pacific View alleged in the complaint that Guardian Corporation owed approximately $925,000 under the lease.  On June 3, 2004, Guardian Corporation entered into a stipulated settlement with AC Pacific View whereby the Company agreed to pay the sum of $200,000 to AC Pacific View on or before December 31, 2004 in full satisfaction of all of the Company’s obligations arising under the lease.  In the event payment is not made by that date, AC Pacific View is entitled to enter judgment against Guardian Corporation for the sum of $200,000, less any amount(s) paid.  The Company has adjusted its estimated accrued liability related to this settlement to $200,000.  Guardian Corporation has not paid this amount as of March 31, 2005, and is insolvent but for the potential recovery of damages in connection with the termination of Guardian Corporation’s subcontract with Northern NEF.  AC Pacific View has noticed Guardian Corporation’s default under the stipulation but has yet to enter judgment, and Guardian Corporation is presently negotiating an extension of time in respect to the entry of judgment.  Management does not believe that the judgment, if filed by AC Pacific View, will be enforceable against Universal Holdings or any other subsidiary of Universal Holdings other than Guardian Corporation.

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

#

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

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

On October 15, 2003, Mr. Richard E. Fields, a former employee of Guardian Corporation, filed claims for unpaid wages, car allowance, expenses and accrued vacation totaling $39,455 and related penalties with the California Labor Commissioner.  The Company believes that Mr. Field’s claims are without merit, and has claimed affirmative defenses for various causes of action including, but not limited to, breach of fiduciary duty, misappropriation of trade secrets, tortious interference with contract and prospective economic advantage and conversion.  On January 18, 2005, the California Labor Commissioner issued a judgment in favor of Mr. Fields in the amount of $61,133 against Guardian Corporation and Universal Guardian’s President, Mr. Michael J. Skellern.  On February 3, 2005, Guardian Corporation and Mr. Skellen filed an appeal of the order with the San Diego County Superior Court, and a status conference has been scheduled on July 8, 2005.  The Company has accrued the claimed amounts in the accompanying consolidated financial statements.

On January 11, 2005, we received a cease and desist letter from Pepperball Technologies, Inc. claiming that our prospective manufacture of frangible projectiles for our Python Projectile Launcher infringes on Pepperball’s patents, and further claiming that the prior President of our Shield Defense Corporation subsidiary, Mr. Dennis M. Cole, who was previously employed by Pepperball, violated his at will employment agreement by providing Universal Holdings with alleged trade secrets.  The frangible projectiles that will be manufactured by the Company are subject to a patent originally issued to the U.S. Navy on November 14, 2000 (U.S. Patent No. 6,145,441).  The U.S. Navy granted Guardian Corporation the exclusive right to sell and market projectiles using this patented technology for the life of the patent in an agreement dated November 19, 2002.  In January of 2004 Guardian Corporation renewed its exclusive license to the U.S. Navy’s patent for 14 years.  We have received non-infringement opinions from patent counsel confirming that our manufacture and sale of our frangible projectiles will not infringe upon Pepperball’s intellectual property rights.  To date, we have yet to sell any frangible projectiles which undermines any claims of damages which may be asserted by Pepperball.  On January 28, 2005 we responded to Pepperball’s correspondence and we are prepared to vigorously defend these claims if necessary. In reply, Pepperball has is demanding that the Company provide them with exemplars of its products so that they may make an independent determination as to whether the Company’s design infringes on their patents.  The Company is taking the matter under advisement.

We have recently received conflicting demands by Mr. Seth Kaplan and The Appleby Group and its related parties for the issuance of 250,000 common shares purportedly earned as a finder’s fee in connection with our acquisition of SSSI and, more particularly, by reason of the appointment of Mr. Michael J. Stannard to our board.  Mr. Kaplan, formerly a principal of The Appleby Group, contends that he was singularly responsible for the introduction of Mr. Stannard to Universal Holdings and, as such, was the procuring cause of the appointment thereby entitling him to compensation under a written consulting agreement, as amended July 14, 2003.  The Appleby Group, which is currently being sued by Mr. Kaplan for fraud, among other claims, contends that one of its principals, Mr. David Kennedy, introduced Mr. Stannard to Universal Holdings and is therefore entitled to a finders’ fee.  The Appleby Group, in contrast to Mr. Kaplan, does not have a written agreement with Universal Holdings relating to the entitlement to a finders’ fee.  The Appleby Group contends, however, that the Company verbally agreed to the payment of compensation upon Mr. Stannard’s appointment.  Both the Appleby Group and Mr. Kaplan have threatened litigation, though neither has initiated a formal action against the Company.  We do not believe that there is a valid enforceable agreement with either the Appleby Group or Mr. Kaplan mandating the payment of a finders’ fee and will vigorously defend any claim asserted in connection therewith.

We have received a demand from Sunrise Financial Group, Inc. demanding that we issue 294,661 common shares purportedly due upon the cashless exercise of an option granted pursuant to the terms of an investment banking services agreement dated April 3, 2003.  By written agreement executed by and between Sunrise and Universal Holdings dated

#

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

June 12, 2003, Sunrise agreed to cancel the option in exchange for an increase in a monthly retainer fee.  By reason of this written cancellation, we have rejected Sunrise’s demand for the issuance of the stock and will vigorously defend any claim asserted in connection therewith

The Company is involved in certain legal proceedings and claims that arise in the normal course of business.  Management does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position or results of operations.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

For The Three-Month Interim Period Ended March 31, 2005:

On January 4, 2005, as part of a single transaction, the Company sold 100,000 restricted common shares to Mr. Michael Weiss in a private placement for cash for total gross proceeds of $100,000.  As part of that transaction, the Company issued to Mr. Weiss fully vested common share purchase warrants entitling him to purchase, through January 4, 2010, 25,000 common shares at $2 per share and an additional 25,000 shares at $2.50 per share.  Until July 2, 2005, the Company shall have the right to call or redeem the common shares underlying the warrant at the price of $3 per share for the first 25,000 shares, and $4 per share for the remaining 25,000 shares, in the event that the Company have registered those underlying shares, and the closing price of the common shares exceeds the applicable call price for the five consecutive days prior to the exercise of that right.

On February 7, 2005, as part of a single private placement, the Company sold (1) a total of 1,884,375 common shares together with common share purchase warrants entitling the holder to purchase 753,750 restricted common shares to Monarch Pointe Fund, Ltd. (“Monarch”) for the sum of $3,015,000, and (2) a total of 928,125 common shares together with common share purchase warrants entitling the holder to purchase 371,250 restricted common shares to Mercator Momentum Fund, LP (“Mercator Fund”) for the sum of $1,485,000. As part of that transaction, the Company paid to Mercator Advisory Group, LLC (“MAG”), as investment advisor agent, the sum of $265,000 in cash for due diligence and legal fees and common share purchase warrants entitling it to purchase 281,250 restricted common shares.  One-half of the aforesaid warrants issued to Monarch, Mercator Fund and MAG are exercisable at $2.40 per share, while the balance are exercisable at $2 per share.  These warrants lapse if unexercised on February 7, 2008.

In January 2005, the Company granted to a consultant as compensation for providing legal services in connection with regulatory and other approvals relating to the marketing of the Company’s products, fully vested common shares purchase options entitling him to purchase 100,000 shares of common stock at the exercise price of $1.60 per share that were valued at $159,942.  These options vest in equal amounts at the end of the first through twelfth month of the provision of services by the consultant.  These options expire January 11, 2010.  These warrants were valued using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 3.5%, a dividend yield of 0% and volatility of 317%.  The value of these warrants is being amortized into expense over the twelve month period of the contract.

Also during the three months ended, the Company issued 114,563 common shares to consultants and professionals for services valued at $169,400.  The Company also issued 113,277 common shares upon the exercise of warrants:  50,000 for which the exercise price was paid for by services valued at $62,500; 59,977 upon the cashless exercise of 135,000 warrant; and 3,300 for $2,888 in cash.

Series ‘A’ Preferred Stock of Subsidiary - Universal Guardian Corporation

At March 31, 2005, Guardian Corporation had 18,714 UGC series ‘A’ preferred shares outstanding.  This has been presented on the accompanying financial statements in a manner similar to minority interest.

#

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

During the three months ended March 31, 2005, holders of the UGC series ‘A’ preferred shares converted 12,817 of those shares into 12,817 common shares of the Company.

NOTE 8 – SUBSEQUENT EVENTS

Guardian Corporation settled its litigation matter with Mr. Joseph Celano for the payment of $20,000 in cash and 40,000 common shares, and the action was dismissed with prejudice on May 25, 2005.

On May 13, 2005, the Company received notification from Colt Manufacturing Company, LLC advising that Colt will contest the Company’s application for the trademark "Python Defender".  Colt advises that it has independently trademarked both the words "Python" and "Defender" and that the Company’s attempt to use a combination of both will create confusion in the marketplace.  The Company will forward this matter to trademark counsel for evaluation and reply.

#

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our interim unaudited financial statements and their explanatory notes included as part of this quarterly report, and (2) our annual audited consolidated financial statements and explanatory notes for the year ended December 31, 2004 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC, as it may be amended.

Overview

Universal Holdings is a holding company which provides security products and services to mitigate terrorist, criminal and security threats for governments and businesses worldwide through our various operating subsidiaries.

Our wholly-owned Secure Risks Ltd. subsidiary (“Secure Risks”), and its wholly-owned Strategic Security Solutions International Ltd. subsidiary (“SSSI”), provide comprehensive business risk solutions and strategic and tactical security services to protect government and commercial assets worldwide.  Secure Risks and SSSI services include threat assessment, risk analysis, country risk management, business intelligence, corporate investigations, information assurance, kidnap and ransom, intellectual property and brand protection, identification of theft and investigations of fraud, money laundering, stock manipulation, as well as strategic security including executive and diplomatic security, close and force protection and training.  All of our revenues from January 1, 2004 to date have been generated by Secure Risks and SSSI.

Our wholly-owned Shield Defense International Ltd. subsidiary, and its wholly-owned Shield Defense Corporation subsidiary, focus on designing and producing non-lethal or less-lethal personal protection devices and projectiles for use by the military, law enforcement, private security and consumer personal protection markets.  Shield Defense International and Shield Defense Corporation (collectively, “Shield Defense”) has recently completed development on two products which we are currently introducing to the market.  The first of these products, the Cobra StunLight™, is a heavy duty flashlight that launches a laser-aimed stream of either OC (pepper spray) or CS (tear gas).  The second product, the Python Projectile Launcher, is a semi-automatic projectile launcher which can debilitate an assailant using a proprietary frangible projectile.  Development of the Cobra StunLight™ and Python projectile launchers have been completed, with the U.S. Navy patented projectiles pending final development and production.  We are currently developing international sales and marketing channels to facilitate the introduction of these products to the targeted markets.

Our wholly-owned ISR Systems Corporation subsidiary (“ISR Systems”) focuses on providing integrated security platforms that help mitigate terrorist and security threats against high value targets such as military installations, government buildings and critical infrastructure such as transportation networks, embassies, ports, airports, borders, and commercial and industrial facilities such as power plants, petroleum refineries and chemical plants.  ISR Systems has developed a secure, wireless and web-based security platform which can integrate automatic day/night video cameras, long-range thermal imagers, radar, sonar, chemical sensors, secure access controls, personnel identification, and license plate recognition.  ISR Systems introduced this system to the market in the first quarter of 2004, and is currently directing its marketing efforts toward the United States Navy, major defense contractors, and domestic and international port security projects in conjunction with our strategic alliance partners, EWA Information And Infrastructure Technologies, Inc., but has not had any revenues through March 31, 2005.

Our majority-owned Universal Guardian Corporation subsidiary (“Guardian Corporation”), and its wholly-owned The Harbour Group, Inc. (“Harbour Group”) subsidiary, have each been inactive since Harbour Group’s subcontract with Northern NEF to provide waterside security systems for U.S. naval port facilities was terminated by Northern NEF in September 2003 as a consequence of the U.S. Navy’s termination of its master contract with Northern NEF for the “Convenience of the Government”.  We have since allowed both companies to become dormant, other than

–#–

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

the collection of amounts claimed from the U.S. Navy under applicable U.S. Government Federal Acquisition Regulations in connection with the termination of our subcontract with Northern NEF.

Acquisitions

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

Results of Operations

Selected Statement Of Operations Data

Summarized in the table below is statement of operations data comparing the three-month interim period ended March 31, 2005 with our three-month interim period ended March 31, 2004:

	Three Months Ended March 31,		Change ($)	Change (%)
	2005	2004
Net revenue	$ 2,763,943	$ —	$ 2,763,943	—
Cost of revenue	1,965,963	—	1,965,963	—
Gross profit	797,980	—	797,980	—
Selling, general and administrative expenses	2,056,400	1,108,607	947,793	85%
Loss from operations	(1,258,420)	(1,108,607)	149,813	14%
Interest expense	(9,232)	(680)	8,552	1,258%
Financing costs	(1,124,973)	—	1,124,973	—
Interest income	8,634	270	8,364	3,098%
Other	28,036	43,750	(15,714)	(36%)
Total other income (expense)	(1,097,535)	43,340	1,140,875	2,632%
Loss before provision for income taxes	(2,355,955)	(1,065,267)	1,290,688	121%
Provision for income taxes	—	—	—	—
Net loss	(2,355,955)	(1,065,267)	1,290,688	121%
Preferred stock dividends	(5,250)	(31,198)	(25,948)	(83%)
Net loss attributable to common stockholders	$ (2,361,205)	$ (1,096,465)	$ 1,264,740	115%

Revenues And Gross Profits

Revenue for the three-month interim period ended March 31, 2005 was $2,763,943, as compared to $0 for the corresponding interim period in fiscal 2004.  Cost of revenue, gross profit and gross margin for the three-month interim ended March 31, 2005 were $1,965,963, $797,980 and 29%, respectively, as compared to $0, $0 and 0% for the corresponding interim period in fiscal 2004.

Our revenues for the three-month interim period ended March 31, 2005 was principally derived from contracts for security services rendered by our SSSI subsidiary.  Approximately 75% of these revenues derived from contracts in Afghanistan.  Included in our contracts are contracts with International Relief and Development, Inc. (IRD), the U.S.

–#–

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

Army and CDM Constructors, each of which contract (or set of contracts) would constitute more than 10% of our revenues.

We had no revenues for the three-month interim period ended March 31, 2004 as a consequence of the termination of Harbour Group’s subcontract with Northern NEF in September 2003.  Revenues did not recommence until the acquisition of Secure Risks by our SSSI subsidiary on July 1, 2004.

Selling, General And Administrative Expenses And Loss From Operations

Summarized in the table below are selling, general and administrative expenses comparing the three-month interim period ended March 31, 2005 with the three-month interim period ended March 31, 2004:

	Three Months Ended March 31,		Change ($)	Change (%)
	2005	2004
Professional and consulting fees	$ 748,969	$ 1,044,440	$ (295,471)	(28%)
Payroll and related benefits	566,531	28,671	537,860	1,876%
Rent	43,670	—	43,670	—
Travel	169,033	7,379	161,654	2,191%
Insurance	121,483	6,226	115,257	1,851%
Utilities	28,660	—	28,660	—
Depreciation	105,293	179	105,114	58,723%
Other	272,761	21,712	251,049	1,156%
	$ 2,056,400	$ 1,108,607	$ 947,793	85%

Selling, general and administrative expenses for the three-month interim period ended March 31, 2005 was $2,056,400, as compared to $1,108,607 for the corresponding interim period in fiscal 2004, representing a $947,793 or 85% overall increase.  The overall increase was principally attributable to $537,860 increase in payroll and related benefits, a $161,654 increase in travel expenses, a $115,257 increase in insurance, a $105,114 increase in depreciation expense and a $251,049 increase in other expenses, partially offset by a $295,471decrease in professional and consulting fees.  The decrease in professional fees was principally attributable to a reduction in the use of outside consultants and legal fees.  The increase in payroll and benefits was principally attributable to additional staffing arising from our formation of Secure Risks and its acquisition of SSSI in July 2004.

Other Income And Expense And Net Loss

Interest expense for the three-month interim period ended March 31, 2005 was $9,232, as compared to $680 for the corresponding interim period in fiscal 2004, representing a $8,552 increase.  Interest expense relates to interest on notes payable, convertible debentures and capital leases.  The increase in interest expense for the three-month interim period ended March 31, 2005 as compared to the corresponding interim period in fiscal 2004 was attributable to the interest charged related to the issuance of a $500,000 convertible debentures in January 2005 which was subsequently repaid in February 2005.

Financing costs for the three-month interim period ended March 31, 2005 was $1,124,973, as compared to $0 for the corresponding interim period in fiscal 2004.  Financing costs related to the non-registration penalty related to issuance of common stock in a private placement offering in May 2004, the amortization and write off of the beneficial conversion feature and fair value of warrants issued in connection with the $500,000 of convertible debentures in January 2005, and the value of 250,000 warrants issued to the placement agent and the commissions and fees paid in connection with the issuance of the convertible debentures.

–#–

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

Interest income for the three-month interim period ended March 31, 2005 was $8,634, as compared to $270 for the same period in 2004.  Interest income in 2005 principally relates to larger cash balances attributable to financings facilitated during 2005.

Other income, net for the three-month interim period ended March 31, 2005 related to the gain on disposal of fixed assets.  Other income, net for the three-month interim period ended March 31, 2004 related to the settlement of a debt with a vendor in the amount of $87,500 for a cash payment of $43,750, which resulted in a gain on the forgiveness of debt of $43,750.

Preferred Stock Dividends And Net Loss Attributable To Common Shareholders

Preferred stock dividends for the three-month interim period ended March 31, 2005 was $5,250 as compared to $31,198 for the corresponding interim period in fiscal 2004.  This decrease was attributable the conversion of most of our UGC series ‘A’ preferred shares into Universal Holdings common shares during the latter part of fiscal 2004.

We recorded a net loss attributable to our common shareholders of $2,361,205 during the three-month interim period ended March 31, 2005, as compared to a net loss attributable to our common shareholders of $1,096,465 during the corresponding interim period in fiscal 2004, representing a $1,264,740 or 115% increase in our net loss attributable to our common shareholders.  Our net loss attributable to our common shareholders for the three-month interim period ended March 31, 2005 is principally attributed to the $1,258,420 loss from operations as discussed above and the interest expense and financing costs of $9,232 and $1,124,973, respectively.

Liquidity and Capital Resources

Historical Sources of Cash

For the period January 1, 2004 through March 31, 2005 we principally financed our operations and acquisitions through a combination of (1) the sale of common shares for cash ($6,638,537); (2) the sale by our Guardian Corporation subsidiary of UGC series ‘A’ preferred shares for cash ($494,947); (3) the issuance of our common shares in exchange for securities of companies we have acquired ($17,000); (4) the issuance of our common shares and/or options or warrants to purchase our common shares to various consultants in payment for the provision of their services, or to other creditors in satisfaction of our indebtedness to them ($3,580,350); (5) short-term financings including the sale of debentures ($1,700,000); (6) proceeds from the exercise of common share purchase options or warrants ($277,888); and (7) revenues received from our Secure Risks subsidiary.  Included in the above are the following significant transactions:

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

–#–

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

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

•

On February 7, 2005, as part of a single private placement, we sold (1) a total of 1,884,375 common shares together with common share purchase warrants entitling the holder to purchase 753,750 restricted common shares to Monarch Pointe Fund, Ltd. (“Monarch”) for the sum of $3,015,000, and (2) a total of 928,125 common shares together with common share purchase warrants entitling the holder to purchase 371,250 restricted common shares to Mercator Momentum Fund, LP (“Mercator Fund”) for the sum of $1,485,000. As part of that transaction, we paid to Mercator Advisory Group, LLC (“MAG”), as investment advisor, the sum of $265,000 in cash for due diligence and legal fees and common share purchase warrants entitling it to purchase 281,250 restricted common shares.  One-half of the aforesaid warrants issued to Monarch, Mercator Fund and MAG are exercisable at $2.40 per share, while the balance is exercisable at $2 per share.  These warrants lapse if unexercised on February 7, 2008.

Cash Position and Sources And Uses Of Cash

Our cash and cash equivalents position as of March 31, 2005 was $3,113,290 as compared to $330,862 as of December 31, 2004.  The increase in our cash and cash equivalents for the three-month interim period ended March 31, 2005 was attributable to $4,307,255 in cash raised through financing activities, partially offset by $954,088 in cash used in operating activities and $570,176 in cash used in investing activities.

Our operating activities used cash in the amount of $954,088 for the three-month interim period ended March 31, 2005, as compared to $288,976 for the corresponding interim period in fiscal 2004.  The $954,088 in cash used in operating activities for the three-month interim period ended March 31, 2005 reflected our net loss of $2,355,955 for that period, as decreased for non-cash deductions, such as depreciation, common stock issued for services and amortization of debt discount, and a net increase in non-cash working capital balances.  The $288,976 of cash used in operating activities for the three-month interim period ended March 31, 2004 reflected our net loss of $1,065,267 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.  The significant increase in our net loss for the three-month interim period ended March 31, 2005 over the

–#–

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

corresponding period in fiscal 2004 is attributable to the upsizing of our operations during the latter half of 2004 and is due to our formation of Secure Risks and its acquisition of SSSI.

Our investing activities used cash in the amount of $570,176 for the three-month interim period ended March 31, 2005, as compared to $1,597 for the corresponding interim period in fiscal 2004.  The increase in our investing activities loss for the three-month interim period ended March 31, 2005 over the corresponding period in fiscal 2004 was principally attributed to the purchase of property and equipment for our SSSI subsidiary and is partially offset by proceeds from the sale of certain equipment of our SSSI subsidiary.

Our financing activities generated cash in the amount of $4,307,255 for the three-month interim period ended March 31, 2005, as compared to $892,329 for the corresponding interim period in fiscal 2004.  The principal sources of cash for the three-month interim period ended March 31, 2005 was the issuance of common shares in the amount of $4,600,000 and proceeds received from the exercise of common share purchase warrants in the amount of $2,888, partially offset by offering costs in the amount of $265,000.  The principal sources of cash for the three-month interim period ended March 31, 2004 was the issuance of common shares of in the amount of $1,000,000, partially offset by offering costs of $106,462.

Capital Resources Going Forward

We have approximately $3,110,000 of cash on hand as of the date of this quarterly report to fund our operations going forward.  Our plan of operation for the twelve month period following the date of this quarterly report is for our Secured Risks subsidiary and its SSSI subsidiary to continue to increase sales activities; our ISR System subsidiary to commence the sale of its services; and our Shield Defense subsidiary to commence the sale of its products.  Based upon projected sales estimates going forward after taking into consideration the aforesaid contemplated increased sales activities, we currently have budgeted approximately $18,410,000 in costs for the twelve month period following the date of this quarterly report, including approximately  $12,240,000, in costs of goods sold; $5,900,000 in general, sales and marketing expenses, $225,000 in research and development expenses, and $45,000 for the purchase or sale of plant and significant equipment.

We believe that cash generated by the operations of our Secure Risks subsidiary and its SSSI subsidiary in conjunction with our available working capital will be sufficient to continue our business for the next twelve months. Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it become necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

Our anticipated costs described above are estimates based upon our current business plan.  Our actual costs could vary materially from those estimated, particularly in the event that the projected sales revenues going forward upon which we have calculated those costs do not materialize.  Further, we could also change our current business plan resulting in a change in our anticipated costs.  See the discussion concerning forward-looking statements:  in that section of this quarterly report captioned “Advisements”.

Off-Balance Sheet Arrangements

There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

–#–

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financials statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The only critical accounting policy in the judgment of our management relates to the recognition of set up fees from contracts we enter into with our customers to provide certain services.  When an initial set up fee is charged, we recognize this fee as revenue on a monthly basis over the terms of the contracts as services are performed.  Revenue, billed monthly, is only recognized if we deem that collection is probable and other criteria of SFAS No. 48 , ETIF 00-21 and SAB No. 104 are met.  For a description of those and other generally accepted accounting policies that we follow, see note 1, Organization and Significant Accounting Policies, contained in the explanatory notes to our annual audited consolidated financial statements for the year ended December 31, 2004 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC, as it may be amended.

The preparation of our consolidated financial statements also requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities, although we do not consider those estimates to represent critical accounting policies.  For a description of those estimates, see note 1, Organization and Significant Accounting Policies, contained in the explanatory notes to our annual audited consolidated financial statements for the year ended December 31, 2004 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC, as it may be amended.  On an ongoing basis, we evaluate our estimates, including those related to reserves, impairment of long-lived assets, value of our stock issued to consultants for services and estimates of costs to complete contracts.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment”.  This revised statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued.  Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost.  This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  For public companies that file as a small business issuer, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The adoption of SFAS 123 (Revised) will have an impact the consolidated financial statements.  If the statement had been in effect for the three-month interim periods ended March 31, 2005 and 2004, the company would have recognized an additional expense of $645,503 and $5,957.

UNCERTAINTIES AND OTHER RISK FACTORS THAT
MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

Our future results of operations or financial condition and your investment in our common shares may be adversely affected by the uncertainties and other risk factors enumerated below as well as those presented elsewhere in this quarterly report and in other reports we periodically file with the SEC, including our annual report on form 10-KSB for the fiscal year ended December 31, 2004, as it may be amended from time to time, and should be considered in context with the various disclosures concerning our company presented elsewhere herein and therein.

–#–

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

Risks Relating To Our Business

We have accumulated losses since our inception.  Our continued inability to generate revenues and profits could cause us to go out of business.

We have incurred a cumulative operating loss in the amount of $11,859,622 from our inception through March 31, 2005, and continue to incur operating losses through the date of this quarterly report.  While our management believes that we will attain breakeven in terms of cash inflows over outflows and ultimately profitability as a consequence of the anticipated growth in revenues of our SSSI subsidiary as well as the introduction of products of our Shield Defense products to market, we will nevertheless continue to generate operating losses for an indefinite period of time, and cannot give you any assurance that the growth in revenues will occur as anticipated or at all or that we will attain break-even or profitability at any particular point in time or at all.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

We believe that cash generated by the operations of our Secure Risks subsidiary in conjunction with available working capital will be sufficient to continue our business for at least the next twelve months.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

–#–

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

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

We plan to grow very rapidly, which will place strains on our management team and other company resources to both implement more sophisticated managerial, operational and financial systems, procedures and controls and to train and manage the personnel necessary to implement those functions.  Our inability to manage our growth could impede our ability to implement our business plan.

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

We may have difficulty in attracting and retaining management and outside independent members to our board of directors as a result of their concerns relating to their increased personal exposure to lawsuits and shareholder claims by virtue of holding these positions in a publicly-held company

The directors and management of publicly traded corporations are increasingly concerned with the extent of their personal exposure to lawsuits and shareholder claims, as well as governmental and creditor claims which may be made against them, particularly in view of recent changes in securities laws imposing additional duties, obligations and liabilities on management and directors.  Due to these concerns, directors and management are also becoming increasingly concerned with the availability of directors and officers’ liability insurance to pay on a timely basis the costs incurred in defending shareholder claims.  Directors and officers liability insurance has recently become much

–#–

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

more expensive and difficult to obtain.  If we are unable to obtain directors and officers liability insurance at affordable rates or at all, it may become increasingly more difficult to attract and retain qualified outside directors to serve on our board of directors.  The fees of directors are also rising in response to their increased duties, obligations and liabilities as well as increased exposure to such risks.  As a company with a limited operating history and limited resources, we will have a more difficult time attracting and retaining management and outside independent directors than a more established company due to these enhanced duties, obligations and liabilities.

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

–#–

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

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

–#–

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Our common shares are thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common shares have historically been sporadically or “thinly-traded” on the OTCBB, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without a material reduction in share price.  We cannot give you any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.  Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

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

–#–

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

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

Our officers and directors currently beneficially own or control the power to vote 25.9% of our outstanding common shares as of the date of this quarterly report and could increase that percentage to 33.0% assuming they were to fully exercise their vested convertible securities.  As a consequence of their substantial stock holdings, these shareholders will have the ability to elect a majority of our board of directors, and thereby control our management. These shareholders will also have the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.

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

There are outstanding as of May 12, 2005 common share purchase options and warrants entitling the holders to purchase 13,630,812 common shares at a weighted average exercise price of $0.92 per share.  A significant portion of these options and warrants are unvested and are not exercisable until future dates based upon satisfaction of differing time-in-service requirements.   The exercise price for all of the aforesaid warrants may be less than your cost to acquire our common shares.  There are also outstanding 18,714 UGC series ‘A’ preferred shares convertible into 18,714 UGC Universal Holdings common shares based upon a $1.25 per share stated value and conversion rate, which may also be less than your cost to acquire our common shares.  In the event of the exercise or conversion of these convertible securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants.

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

We are entitled under our certificate of incorporation to issue up to 50,000,000 common and 5,000,000 “blank check” preferred shares.  Based upon the number of common shares outstanding as of May 12, 2005, we have 10,928,448 common shares available for issuance and 4,999,400 preferred shares available for issuance to meet our future equity issuance requirements, including the exercise or conversion of presently outstanding convertible securities.  Our board may generally issue those common and preferred shares, or options or warrants or convertible indebtedness to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential

–#–

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

Our certificate of incorporation contains provisions that could make it more difficult for our shareholders to replace a majority of directors and obtain control of our board of directors in the event we no longer remain subject to restrictions or requirements imposed on “quasi-foreign” corporations under California corporate law.

Our certificate of incorporation (1) permits our board of directors to increase the size of our board to up to nine members, and to fill any vacancy created by a majority vote, (2) limits the right to call a special meeting of our shareholders to our President, Chairman of the Board, or our board of directors, and (3) limits the right to remove a director to the affirmative vote of holders of 80% of our voting securities.  Our certificate of incorporation also provides that we shall have a classified board of directors composed of three classes of directors, each class serving a staggered three year term.  These provisions would generally make it more difficult for our shareholders to replace a majority of our directors and obtain control of our board of directors.  While these provisions are allowable under Delaware corporate law under which we are governed, these provisions are not currently allowable due to our present status as a “quasi-foreign” corporation governed by selected provisions of California corporate law.  In the event we conduct 50% or more of our business outside of California, or should 50% or more of our voting securities become held of record by persons having addresses outside of California, or should our shares become listed or traded on the New York Stock Exchange, the American Stock Exchange, or the National Market System of the Nasdaq Stock Market, we would no longer be subject to the provisions and protections imposed on quasi-foreign corporations under section 2115, and the foregoing provisions would become fully applicable.

We are subject to the Delaware Business Combination Act, which could discourage or prevent a potential takeover of our company that might otherwise result in you receiving a premium over the market price for your common shares.

As a Delaware corporation, we are subject to the Delaware Business Combination Act which precludes a shareholder who owns 15% or more of our shares from entering into a “business combination” involving our company for a period of three years, unless (1) our board of directors approves the combination before the shareholder acquires the 15% interest; (2) the interested shareholder acquires at least 85% of our shares as part of the transaction in which he acquired the initial 15%, excluding shares owned by our officers who are also directors and voting stock held by employee benefit plans; or (3) the combination is approved by a majority vote of our board of directors and two-thirds vote of our other shareholders at a duly called shareholders’ meeting.  A “business combination” is defined as (1) a merger or consolidation requiring shareholder approval, (2) the sale, lease, pledge, or other disposition of our assets, including by dissolution, having at least 50% of the entire asset value of our company, or (3) a proposed tender or exchange offer of 50% or more of our voting stock.

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

–#–

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

the filing of derivative litigation by our shareholders against our directors, officers and employees even though such actions, if successful, might otherwise benefit our company and shareholders.

LEGAL PROCEEDINGS

As of the date of this quarterly report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us, other than the following matters, including those settled during the period:

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

•

On October 15, 2003, Mr. Richard E. Fields, a former employee of Guardian Corporation, filed claims for unpaid wages, car allowance, expenses and accrued vacation totaling $39,455 and related penalties with the California Labor Commissioner.  We believed that Mr. Field’s claims were without merit, and we also claimed affirmative defenses for various causes of action including, but not limited to, breach of fiduciary duty, misappropriation of trade secrets, tortious interference with contract and prospective economic advantage and conversion.  On January 18, 2005, the California Labor Commissioner issued a judgment in favor of Mr. Fields in the amount of $61,133 against Guardian Corporation and Mr. Michael J. Skellern.  We have agreed to indemnify Mr. Skellern with respect to this claim.  On February 3, 2005, Guardian Corporation and Mr. Skellen filed an appeal of the order with the San Diego County Superior Court.  A status conference has been scheduled on July 8, 2005.

•

On January 11, 2005, we received a cease and desist letter from Pepperball Technologies, Inc. claiming that our prospective manufacture of frangible projectiles for our Python Projectile Launcher infringes on Pepperball’s patents, and further claiming that the prior President of our Shield Defense Corporation subsidiary, Mr. Dennis M. Cole, who was previously employed by Pepperball, violated his at will employment agreement by providing Universal Holdings with alleged trade secrets.  The frangible projectiles that will be manufactured by the company are subject to a patent originally issued to the U.S. Navy on November 14, 2000 (U.S. Patent No. 6,145,441).  The U.S. Navy granted Guardian Corporation the exclusive right to sell and market projectiles using this patented technology for the life of the patent in an agreement dated November 19, 2002.  In January of 2004 Guardian Corporation renewed its exclusive license to the U.S. Navy’s patent for 14 years.  We have received non-infringement opinions from patent counsel confirming that our manufacture and sale of our frangible projectiles will not infringe upon Pepperball’s intellectual property rights.  To date, we have yet to sell any frangible projectiles which undermines any claims of damages which may be asserted by Pepperball.  On January 28, 2005 we responded to Pepperball’s correspondence and we are prepared to vigorously defend these claims if necessary.  In reply, Pepperball has is demanding that we provide them with exemplars of our products so that they may make an independent determination as to whether our design infringes on their patents.  We are taking the matter under advisement.

•

On May 13, 2005, we received notification from Colt Manufacturing Company, LLC advising that Colt will contest our application for the trademark "Python Defender".  Colt advises that it has independently trademarked both the words "Python" and "Defender" and that our attempt to use a combination of both will

–#–

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

create confusion in the marketplace.  We will forward this matter to our trademark counsel for evaluation and reply.

•

We have recently received conflicting demands by Mr. Seth Kaplan and The Appleby Group and its related parties for the issuance of 250,000 common shares purportedly earned as a finder’s fee in connection with our acquisition of SSSI and, more particularly, by reason of the appointment of Mr. Michael J. Stannard to our board.  Mr. Kaplan, formerly a principal of The Appleby Group, contends that he was singularly responsible for the introduction of Mr. Stannard to Universal Holdings and, as such, was the procuring cause of the appointment thereby entitling him to compensation under a written consulting agreement, as amended July 14, 2003.  The Appleby Group, which is currently being sued by Mr. Kaplan for fraud, among other claims, contends that one of its principals, Mr. David Kennedy, introduced Mr. Stannard to Universal Holdings and is therefore entitled to a finders’ fee.  The Appleby Group, in contrast to Mr. Kaplan, does not have a written agreement with Universal Holdings relating to the entitlement to a finders’ fee.  The Appleby Group contends, however, that the company verbally agreed to the payment of compensation upon Mr. Stannard’s appointment.  Both the Appleby Group and Mr. Kaplan have threatened litigation, though neither has initiated a formal action against the company.  We do not believe that there is a valid enforceable agreement with either the Appleby Group or Mr. Kaplan mandating the payment of a finders’ fee and will vigorously defend any claim asserted in connection therewith.

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

Not Applicable

Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or Modification Of Any Other Class Of Securities

Not Applicable

Recent Sales Of Unregistered Equity Securities

Rule 506

During the three-month interim period ended March 31, 2005, we sold or issued the following securities not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act.  The offer and sale of the securities in each offering was exempt from the registration requirements of the Securities Act under Rule 506 insofar as:  (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) pursuant to Rule 506(b)(2)(i), there were no more than 35 non-accredited investors in the offering; (3) pursuant to Rule 506(b)(2)(ii), each purchaser in the offering who was not accredited either alone or with his purchaser representative had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risk of the investment, or the company reasonably believed immediately prior to making the sale that such investor came with this description; (4) no offers or sales under the offering was effected through any general solicitation or general advertising within the meaning of Rule 502(c); and (5) the transfer of the securities in the

–#–

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

offering were restricted by the company in accordance with Rule 502(d).  Except as stated below, no underwriting discounts or commissions were payable with respect to any of the offerings.

•

On January 4, 2005, we sold 100,000 restricted common shares to Mr. Michael H. Weiss in a private placement for cash for total gross proceeds of $100,000.  As part of that transaction, we issued to Mr. Weiss fully vested common share purchase warrants entitling him to purchase, through January 4, 2010, 25,000 common shares at $2 per share and an additional 25,000 shares at $2.50 per share.  Until July 2, 1004, we shall have the right to call or redeem the common shares underlying the warrant at the price of $3 per share for the first 25,000 shares, and $4 per share for the remaining 25,000 shares, in the event that we have registered those underlying shares, and the closing price of our common stock exceeds the applicable call price for the five consecutive days prior to our exercise of that right.  These warrants lapse if unexercised by January 4, 2010.

•

On January 14, 2005, as part of a single transaction, we sold short-term convertible debentures in the amount of $250,000 to The Hunter Fund Ltd. (“Hunter Fund”), $150,000 to IKZA Holding Corp. (“IKZA”) and $100,000 to Loman International SA (“Loman”).  We are obligated to pay the aggregate $500,000 in principal on the debentures, together with interest accrued thereon at the annualized rate of 24%, in cash to the debenture holders on June 30, 2005.  This amount was paid in full on February 8, 2005.  For so long as the debenture is unpaid, the debenture holders are entitled to convert the outstanding indebtedness (principal plus accrued interest) on the debentures into common shares at a $1.25 per share conversion rate.  As additional consideration for the purchase of the debenture, we also granted to Hunter Fund, IKZA and Loman warrants entitling them to purchase 125,000, 75,000 and 50,000 common shares, respectively, at the price of $2 per share.  These warrants lapse if unexercised by January 14, 2010.

•

The private placement described above was effected through Hunter World Markets, Inc. (“Hunter”) as placement agent.  Under the terms of our placement agency agreement, Hunter was paid $40,000 in cash and issued common share purchase warrants entitling it to purchase 250,000 restricted common shares at $2 per share.  These warrants lapse if unexercised on January 14, 2010.  In addition, we agreed to reduce the exercise price on 625,000 common share warrants previously issued to Hunter in May 2004 from $1.50 to $1 per share, and on an additional 625,000 common share warrants previously issued at that time from $2 to $1.25 per share.  In the event the volume average weighted price for our common shares exceeds $5 per share five consecutive days, the exercise prices will revert to that originally agreed upon.  We valued the warrants granted to Hunter at $519,937 for pro forma financial statement purposes using the Black-Scholes model.

•

On February 7, 2005, as part of a single private placement, we sold (1) a total of 1,884,375 common shares together with common share purchase warrants entitling the holder to purchase 753,750 restricted common shares to Monarch Pointe Fund, Ltd. (“Monarch”) for the sum of $3,015,000, and (2) a total of 928,125 common shares together with common share purchase warrants entitling the holder to purchase 371,250 restricted common shares to Mercator Momentum Fund, LP (“Mercator Fund”) for the sum of $1,485,000. As part of that transaction, we paid to Mercator Advisory Group, LLC (“MAG”), as investment advisor, the sum of $250,000 in cash and common share purchase warrants entitling it to purchase 281,250 restricted common shares.  One-half of the aforesaid warrants issued to Monarch, Mercator Fund and MAG are exercisable at $2 per share, while the balance are exercisable at $2.40 per share.  These warrants lapse if unexercised on February 7, 2008.  We valued the warrants granted to MAG at $278,947 for pro forma financial statement purposes using the Black-Scholes model.

Rule 505

During the three-month interim period ended March 31, 2005, we sold or issued the following securities not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Rule 505 of Regulation D promulgated under Section 3(b) of the Securities Act.  The offer and sale of the securities in each offering was exempt from the registration requirements of the Securities Act under Rule 505 insofar as:  (1) except as stated below, none of the investors in the offering are to the company’s knowledge accredited within the meaning of Rule 501(a); (2) pursuant to Rule 505(b)(2)(i), the aggregate offering price for the offering did not

–#–

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

exceed $5,000,000, less the offering price of all securities sold within the twelve months preceding the start of and during the offering of securities under Rule 505 or in reliance upon any exemption under Section 3(b) of the Securities Act of 1933 or in violation of Section 5 of the Securities Act of 1933; (3) pursuant to Rule 505(b)(2)(ii), there were no more than 35 non-accredited investors in the offering; (4) no offers or sales under the offering was effected through any general solicitation or general advertising within the meaning of Rule 502(c); and (5) the transfer of the securities in the offering were restricted by the company in accordance with Rule 502(d).  Except as stated below, no underwriting discounts or commissions were payable with respect to any of the offerings.

•

On January 12, 2005, we granted to a consultant, Mr. Thomas Raines, as compensation for providing legal services in connection with regulatory and other approvals relating to the marketing of our products, fully vested common shares purchase options entitling him to purchase 100,000 shares at the exercise price of $1.60 per share.  These options vest in equal amounts at the end of the first through twelfth month of the provision of services by Mr. Raines.  These options expire January 11, 2010.  We valued the grant at $159,942 for pro forma financial statement purposes using the Black-Scholes model.

Regulation S

We have sold or issued the following securities not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Regulation S during the three year period ending on the date of filing of this registration statement, categorized by the purpose of the offering.  The offer and sale of the securities in each offering was exempt from the registration requirements of the Securities Act under Regulation S insofar as (1) none of the investors were U.S. persons, (2) all of the issuances were effected outside the United States in offshore transactions, (3) there were no directed selling efforts within the United States, and (4) we implemented offering restrictions, including placing restricted stock legends on the shares.  Except as stated below, no underwriting discounts or commissions were payable with respect to any of the offerings.

•

On January 1, 2005, our Secure Risks subsidiary granted to Mr. Michael J. Stannard, as compensation for serving as a director of Universal Holdings, fully vested common share purchase options entitling him to purchase 250,000 Universal Holdings restricted common shares at the exercise price of $0.54 per share, reflecting the terms of the grant previously approved by Universal Holdings with respect to members of the board on September 8, 2004.  These options, which were granted as compensation for acting as a director during fiscal 2004, lapse to the extent unexercised on September 7, 2009.  We valued the options at $347,391 for pro forma financial statement purposes using the Black-Scholes model.

Use Of Proceeds Of Registered Offerings

Not Applicable.

Repurchases Of Equity Securities

During the three-month interim period ended March 31, 2005, we did not repurchase any equity securities.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

–#–

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the quarterly reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer, in consultation with our other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report pursuant to Rule 15d-15(b) promulgated under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely fashion to all material information required to be included in our periodic filings with the SEC.

Changes in Internal Control over Financial Reporting

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, our President and Principal Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this quarterly report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

OTHER INFORMATION

Voluntary Reports

None.

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

–#–

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

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

5.19

Universal Guardian Holdings, Inc. Common Stock Purchase Warrant dated January 4, 2005 issued to Michael H. Weiss (10)

5.20

Universal Guardian Holdings, Inc. Common Stock Purchase Warrant dated January 14, 2005 issued to Hunter World Markets, Inc. (10)

–#–

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

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

10.7

Termination Agreement dated May 1, 2003 between DYDX Group of Funds, LLC, and Universal Guardian Holdings, Inc. (7)

–#–

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

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

10.21

Placement Agent Agreement dated January 12, 2005 between Universal Guardian Holdings, Inc. and Hunter World Markets, Inc. (10)

10.22

Office Space Lease effective June 15, 2004 between The Irvine Company, as lessor, and Universal Guardian Holdings, Inc., as lessee (10)

10.23

Lease dated May 1, 2004 between LexLawn Associates Limited Directors Pension Scheme, as lessor, and its Strategic Security Solutions International Ltd, as lessee (10)

21.

List of subsidiaries (10)

*

Filed herewith.

(1)

Previously filed as an exhibit to our current report on form 8-K filed with the SEC on September 29, 1999.

(2)

Previously filed as an exhibit to our information statement on form 14C filed with the SEC on November 7, 2002.

(3)

Previously filed as an exhibit to our current report on form 8-K filed with the SEC on January 15, 2003.

(4)

Previously filed as an exhibit to our registration statement on form S-8 filed with the SEC on April 25, 2003.

(5)

Previously filed as an exhibit to our current report on form 8-K filed with the SEC on February 11, 2004.

(6)

Previously filed as an exhibit to our annual report of form 10-KSB for the year ended December 31, 2003 filed with the SEC on April 14, 2004.

(7)

Previously filed as an exhibit to our registration statement on form SB-2 filed with the SEC on April 26, 2004.

(8)

Previously filed as an exhibit to our current report on form 8-K filed with the SEC on July 2, 2004.

(9)

Previously filed as an exhibit to our current report on form 8-K filed with the SEC on July 15, 2004.

(10)

Previously filed as an exhibit to our registration statement on form SB-2 filed with the SEC on February 15, 2005.

–#–

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

(11)

Previously filed as part of signature page on our registration statement on form SB-2 filed with the SEC on February 15, 2005.

(12)

December 31, 2004 filed with the SEC on March 31, 2005.

Reports on Form 8-K

During the three-month interim period ended March 31, 2005, we filed the following current reports on form 8-K:

•

On March 29, 2005, we filed a current report on form 8-K relating to (1) our entering into a Research and Development Services Agreement with Battelle Memorial Institute to design, fabricate and test a pre-production model of our Model 200 Patient Module.

SIGNATURES

In accordance with the requirements of the Exchange Act, the caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Newport Beach, California, this 16th day of May, 2005.

UNIVERSAL GUARDIAN HOLDINGS, INC.
By:	/s/ Michael J. Skellern
Michael J. Skellern Chief Executive Officer and President (principal executive officer)
By:	/s/ Marian J. Barcikowski
Marian J. Barcikowski Chief Financial Officer (principal accounting and financial officer)

–#–

Exhibit 31.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO EXCHANGE ACT RULES 13a-14(a) AND 15d-14(a)
(Section 302 of the Sarbanes Oxley Act of 2002)

I, Michael J. Skellern, certify that:

1.

I have reviewed this quarterly report on form 10- QSB of Universal Guardian Holdings, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: May 16, 2005	By:	/s/ Michael J. Skellern
Michael J. Skellern Chief Executive Officer and President (principal executive officer)

–#–

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
 PURSUANT TO EXCHANGE ACT RULES 13a-14(a) AND 15d-14(a)
(Section 302 of the Sarbanes Oxley Act of 2002)

I, Marian J. Barcikowski, certify that:

1.

I have reviewed this quarterly report on form 10- QSB of Universal Guardian Holdings, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: May 16, 2005	By:	/s/ Marian J. Barcikowski
Marian J. Barcikowski Chief Financial Officer (principal financial officer)

–#–

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
18 U.S.C. SECTION 1350 AND EXCHANGE ACT RULES 13a-14(b) AND 15d-14(b)
(Section 906 Of The Sarbanes-Oxley Act Of 2002)

In connection with the Quarterly Report on Form 10-QSB of Universal Guardian Holdings, Inc. (the “Company”) for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael J. Skellern, Chief Executive Officer and President of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge

(1)

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 16, 2005	By:	/s/ Michael J. Skellern
Michael J. Skellern, Chief Executive Officer and President (chief executive officer)

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

–#–

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
18 U.S.C. SECTION 1350 AND EXCHANGE ACT RULES 13a-14(b) AND 15d-14(b)
(Section 906 Of The Sarbanes-Oxley Act Of 2002)

In connection with the Quarterly on Form 10-QSB of Universal Guardian Holdings, Inc. (the “Company”) for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Marian J. Barcikowski, Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge

(1)

The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 16, 2005	By:	/s/ Marian J. Barcikowski
Marian J. Barcikowski Chief Financial Officer (chief financial officer)

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

-#-