Form 10QSB/A
period 2005-03-31
UNIVERSAL GUARDIAN HOLDINGS INC
filed 2005-05-18
CIK 859916

United States

Securities And Exchange Commission

Washington, D.C. 20549

_________________

FORM 10-QSB/A

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

13

General

13

Overview

13

Acquisitions

13

Results of Operations

14

Liquidity and Capital Resources

16

Off-Balance Sheet Arrangements

18

Critical Accounting Policies

18

Recent Accounting Pronouncements

18

UNCERTAINTIES AND OTHER RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

19

Risks Relating To Our Business

19

Risks Relating To An Investment In Our Securities

22

LEGAL PROCEEDINGS

25

CHANGES IN SECURITIES AND USE OF PROCEEDS

26

Modification Of Instruments Defining Rights Of Holders Of Class Of Registered Securities

26

Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or Modification Of Any Other Class Of Securities

26

Recent Sales Of Unregistered Equity Securities

27

Use Of Proceeds Of Registered Offerings

28

Repurchases Of Equity Securities

28

DEFAULTS UPON SENIOR SECURITIES

28

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

28

CONTROLS AND PROCEDURES

29

Evaluation Of Disclosure Controls And Procedures

29

Changes in Internal Control over Financial Reporting

29

OTHER INFORMATION

29

Voluntary Reports

29

Material Changes To Director Nominee Procedures

29

EXHIBITS AND REPORTS ON FORM 8-K

29

Exhibits

29

Reports on Form 8-K

32

SIGNATURES

33

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

Our majority-owned Universal Guardian Corporation subsidiary (“Guardian Corporation”), and its wholly-owned The Harbour Group, Inc. (“Harbour Group”) subsidiary, have each been inactive since Harbour Group’s subcontract with Northern NEF to provide waterside security systems for U.S. naval port facilities was terminated by Northern NEF in September 2003 as a consequence of the U.S. Navy’s termination of its master contract with Northern NEF for the “Convenience of the Government”.  We have since allowed both companies to become dormant, other than the collection of amounts claimed from the U.S. Navy under applicable U.S. Government Federal Acquisition Regulations in connection with the termination of our subcontract with Northern NEF.

Acquisitions

On July 1, 2004, our Secure Risks subsidiary acquired all of the shares of SSSI pursuant to a share exchange.  All revenues recognized by the company since July 1, 2004 are those of Secure Risks arising from this acquisition.  Accordingly, in reading

-#-

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

-#-

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

-#-

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

-#-

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

Our operating activities used cash in the amount of $954,088 for the three-month interim period ended March 31, 2005, as compared to $288,976 for the corresponding interim period in fiscal 2004.  The $954,088 in cash used in operating activities for the three-month interim period ended March 31, 2005 reflected our net loss of $2,355,955 for that period, as decreased for non-cash deductions, such as depreciation, common stock issued for services and amortization of debt discount, and a net increase in non-cash working capital balances.  The $288,976 of cash used in operating activities for the three-month interim period ended March 31, 2004 reflected our net loss of $1,065,267 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.  The significant increase in our net loss for the three-month interim period ended March 31, 2005 over the corresponding period in fiscal 2004 is attributable to the upsizing of our operations during the latter half of 2004 and is due to our formation of Secure Risks and its acquisition of SSSI.

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

-#-

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

-#-

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

-#-

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

-#-

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

-#-

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

-#-

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

-#-

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

-#-

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

-#-

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

•

On May 13, 2005, we received notification from Colt Manufacturing Company, LLC advising that Colt will contest our application for the trademark "Python Defender".  Colt advises that it has independently trademarked both the words "Python" and "Defender" and that our attempt to use a combination of both will create confusion in the marketplace.  We will forward this matter to our trademark counsel for evaluation and reply.

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

-#-

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

-#-

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

-#-

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

-#-

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

-#-

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

-#-

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

(12)

December 31, 2004 filed with the SEC on March 31, 2005.

Reports on Form 8-K

During the three-month interim period ended March 31, 2005, we filed the following current reports on form 8-K:

•

On Janurary 22, 2005, we filed a current report on form 8-K containing financial statements relating to the acquistiion of our SSSI subsidiary by our Secure Risks subsidiary.

-#-

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

SIGNATURES

In accordance with the requirements of the Exchange Act, the caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Newport Beach, California, this 17th day of May, 2005.

UNIVERSAL GUARDIAN HOLDINGS, INC.
By:	/s/ Michael J. Skellern
Michael J. Skellern Chief Executive Officer and President (principal executive officer)
By:	/s/ Marian J. Barcikowski
Marian J. Barcikowski Chief Financial Officer (principal accounting and financial officer)

-#-