Form 10QSB
period 2005-06-30
UNIVERSAL GUARDIAN HOLDINGS INC
filed 2005-08-15
CIK 859916

United States

Securities And Exchange Commission

Washington, D.C. 20549

_________________

FORM 10-QSB

_________________

(Mark One)

☒	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Quarterly Period Ended June 30, 2005
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
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒   No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 28, 2005, there were issued and outstanding 39,663,575 shares of common stock, par value $0.001 per share.

Table Of Contents

ADVISEMENTS

3

INTERIM CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

1

Consolidated Balance Sheet

F-1

Consolidated Statements Of Operations And Other Comprehensive Loss

F-2

Consolidated Statement Of Stockholders’ Equity

F-3

Consolidated Statements Of Cash Flows

F-4

Notes To Interim Consolidated Financial Statements

F-7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2

General

2

Overview

2

Acquisitions

3

Results of Operations

3

Liquidity and Capital Resources

7

Off-Balance Sheet Arrangements

9

Critical Accounting Policies

9

Recent Accounting Pronouncements

10

UNCERTAINTIES AND OTHER RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

10

Risks Relating To Our Business

10

Risks Relating To An Investment In Our Securities

14

LEGAL PROCEEDINGS

17

CHANGES IN SECURITIES AND USE OF PROCEEDS

19

Modification Of Instruments Defining Rights Of Holders Of Class Of Registered Securities

19

Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or Modification Of Any Other Class Of Securities

19

Recent Sales Of Unregistered Equity Securities

19

Use Of Proceeds Of Registered Offerings

20

Repurchases Of Equity Securities

20

DEFAULTS UPON SENIOR SECURITIES

20

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

20

CONTROLS AND PROCEDURES

20

Evaluation Of Disclosure Controls And Procedures

20

Changes in Internal Control over Financial Reporting

20

OTHER INFORMATION

21

Voluntary Reports

21

Material Changes To Director Nominee Procedures

21

EXHIBITS AND REPORTS ON FORM 8-K

21

Exhibits

21

Reports on Form 8-K

21

SIGNATURES

22

ADVISEMENTS

Unless the context requires otherwise, “we,” “us,” “our”, “ and the “company” and similar terms collectively refer to Universal Guardian Holdings, Inc. and our subsidiaries, while the term “Universal Holdings” refers to Universal Guardian Holdings, Inc. in its corporate capacity.  The terms “common shares”, “preferred shares”, and “series ‘A’ preferred shares” used in this quarterly report refer to Universal Holdings’ common stock, par value $0.001 per share, “blank check” preferred stock, par value $.001 per share, and series ’A’ convertible preferred stock, par value $0.001 per share, respectively.  The term “UGC series ‘A’ preferred shares” refers to series ’A’ convertible preferred stock, par value $0.001 per share, issued by the Company’s Universal Guardian Corporation subsidiary (“Guardian Corporation”).  The information in this quarterly report is current as of the date of this quarterly report (June 30, 2005), unless another date is specified.

We prepare our interim consolidated financial statements in accordance with United States generally accepted accounting principles.  Our consolidated financial condition and results of operations for the six-month interim period ended June 30, 2005 are not necessarily indicative of our prospective consolidated financial condition and results of operations for the full fiscal year ended December 31, 2005.  The interim consolidated financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction with the annual consolidated financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-KSB for our fiscal year ended December 31, 2004, as it may be amended, together with any reports, statements and information filed with the SEC relating to periods or events occurring after December 31, 2004.

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

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED

Six Months Ended June 30, 2005 and 2004

Contents

 -

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

(Unaudited)

June 30, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,138,566
Accounts receivable, net of allowance for doubtful accounts of $0	1,103,259
Inventory	96,437
Other current assets	189,848
TOTAL CURRENT ASSETS	2,528,110
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $370,336	1,369,815
GOODWILL	3,525,093
DEPOSITS AND OTHER ASSETS	22,103
TOTAL ASSETS	$ 7,445,121
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 1,199,268
Accrued expenses	1,111,675
Accrued expenses—related parties	31,041
Deferred revenue	489,391
Accrued obligation under abandoned lease	200,000
TOTAL CURRENT LIABILITIES	3,031,375
SERIES ‘A’ CONVERTIBLE PREFERRED STOCK OF SUBSIDIARY—UNIVERSAL GUARDIAN CORPORATION	25,264
COMMITMENTS AND CONTINGENCIES	—
STOCKHOLDERS’ EQUITY
Series ‘A’ convertible preferred stock, cumulative 7%; $0.001 par value, 5,000,000 shares authorized; 600 shares issued and outstanding ($117,250 of dividends in arrears)	1
Common stock; $0.001 par value; 50,000,000 shares authorized; 39,663,575 shares issued and outstanding	39,664
Additional paid-in capital	17,561,962
Prepaid consulting fee	(158,947)
Accumulated other comprehensive (loss)	(64,760)
Accumulated deficit	(12,989,438)
TOTAL STOCKHOLDERS’ EQUITY	4,388,482
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 7,445,121

The accompanying notes are an integral part of these financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements Of Operations And Other Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

NET REVENUE	$ 2,899,881	$ —	$ 5,663,824	$ —
COST OF REVENUE	1,784,812	—	3,750,775	—
GROSS PROFIT	1,115,069	—	1,913,049	—
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,260,072	805,362	4,316,472	1,913,969
LOSS FROM OPERATIONS	(1,145,003)	(805,362)	(2,403,423)	(1,913,969)
OTHER INCOME (EXPENSE)
Interest expense	—	(687)	(9,232)	(1,367)
Financing costs	—	—	(1,124,973)	—
Interest income	8,102	179	16,736	449
Gain on settlement with former landlord	—	742,456	—	742,456
Other	7,085	86,567	35,121	130,317
TOTAL OTHER INCOME (EXPENSE)	15,187	828,515	(1,082,348)	871,855
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,129,816)	23,153	(3,485,771)	(1,042,114)
PROVISION FOR INCOME TAXES	—	—	—	—
NET INCOME (LOSS)	$ (1,129,816)	$ 23,153	$ (3,485,771)	$ (1,042,114)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(2,280)	—	(2,843)	—
COMPREHENSIVE INCOME (LOSS)	(1,132,096)	23,153	(3,488,614)	(1,042,114)
PREFERRED STOCK DIVIDENDS	(5,250)	(5,250)	(10,500)	(36,448)
NET INCOME (LOSS) ATTRIBUTED TO COMMON STOCKHOLDERS	$ (1,135,066)	$ 17,903	$ (3,496,271)	$ (1,078,562)
NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$ (0.03)	$ 0.00	$ (0.09)	$ (0.04)
WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	39,234,188	29,110,859	38,300,192	27,046,791

The accompanying notes are an integral part of these financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement Of Stockholders’ Equity

(Unaudited)

	Series ‘A’ Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Prepaid Consulting Fees	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2004	600	$ 1	35,878,398	$ 35,878	$ 11,642,985	$ (62,500)	$ (61,917)	$ (9,503,667)	$ 2,050,780
Common stock issued for services	—	—	114,563	115	169,285	—	—	—	169,400
Common stock issued for legal settlement	—	—	40,000	40	64,760	—	—	—	64,800
Common stock issued for cash, net of offering costs of $265,000	—	—	2,912,500	2,912	4,332,088	—	—	—	4,335,000
Cancellation of unissued shares of common stock originally accrued for issuance in connection with acquisition of subsidiary	—	—	(51,908)	(52)	(19,948)	—	—	—	(20,000)
Conversion of Universal Guardian Corporation series A preferred stock into common stock	—	—	12,817	13	16,008	—	—	—	16,021
Exercise of warrants for cash, services and cashless exercises	—	—	757,205	758	64,630	—	—	—	65,388
Fair market value of re-priced warrants	—	—	—	—	12,516	—	—	—	12,516
Fair value of warrants issued in connection with convertible debentures	—	—	—	—	254,887	—	—	—	254,887
Value of beneficial conversion feature associated with the issuance of convertible debentures	—	—	—	—	245,113	—	—	—	245,113
Fair value of warrants issued to placement agent in connection with issuance of convertible debentures	—	—	—	—	519,937	—	—	—	519,937
Fair value of warrants issued to consultant	—	—	—	—	259,701	(259,701)	—	—	—
Amortization of prepaid consulting fees	—	—	—	—	—	163,254	—	—	163,254
Foreign currency translation adjustment	—	—	—	—	—	—	(2,843)	—	(2,843)
Net loss	—	—	—	—	—	—	—	(3,485,771)	(3,485,771)
Balance, June 30, 2005	600	$ 1	39,663,575	$ 39,664	$ 17,561,962	$ (158,947)	$ (64,760)	$ (12,989,438)	$ 4,388,482

The accompanying notes are an integral part of these financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,485,771)	$ (1,042,114)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	232,781	60,667
Amortization of prepaid consulting fee	163,254	—
Common stock issued for compensation and services	169,400	1,182,912
Common stock issued for legal settlement	64,800	—
Services rendered to pay for exercise price of options	62,500	—
Fair value of options and warrants issued to consultants/ placement agent	519,937	123,500
Value of re-priced warrants	12,516	—
Amortization of debt discounts	500,000	—
Change in value of warrant liability	—	(86,567)
Gain on disposal of fixed assets	(31,175)	—
(Increase) decrease in:
Accounts receivable	(451,853)	—
Inventory	(96,437)	—
Deposits and other assets	(149,397)	(77,603)
Increase (decrease) in:
Accounts payable	92,046	(37,341)
Accrued expenses - related parties	(181,181)	(196,004)
Accrued expenses	(47,976)	(131,549)
Accrued obligation under abandoned lease	—	(742,456)
Accrued registration obligation	(30,000)	—
Deferred revenue	(17,000)	—
Net cash (used in) operating activities	(2,673,556)	(946,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(850,853)	(16,160)
Proceeds from the sale of property and equipment	47,701	—
Cash acquired with acquisition of subsidiary	—	1,597
Net cash (used in) investing activities	(803,152)	(14,563)

The accompanying notes are an integral part of these financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

(Unaudited)

 (continued)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants	2,888	30,000
Proceeds from issuance of common stock	4,600,000	2,500,000
Payment of offering costs	(265,000)	(261,463)
Proceeds from sales of series ‘A’ preferred stock of Universal Guardian Corporation, net	—	—
Payment on capital lease obligation	—	(1,209)
Re-purchase of previously issued common stock	(20,000)	—
Proceeds from issuance of convertible notes payable	500,000	—
Payments on convertible notes payable	(500,000)	—
Payment on notes payable – related party	(30,633)	—
Net cash provided by financing activities	4,287,255	2,267,328

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,843)	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	807,704	1,306,210

CASH AND CASH EQUIVALENTS, Beginning of period	330,862	25,648

CASH AND CASH EQUIVALENTS, End of period	$ 1,138,566	$ 1,331,858

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 83,323	$ —
Income taxes paid	$ —	$ —

The accompanying notes are an integral part of these financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

(Unaudited)

 (continued)

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the six months ended June 30, 2005 the company (1) issued 114,563 shares of common stock to consultants and professionals for services valued at $169,400; (2) issued 50,000 shares of common stock upon the exercise of warrants for which the exercise price was paid via services valued at $62,500; (3) issued 703,905 shares of common stock upon the cashless exercise of 885,000 options/warrants; (4) recognized an expense of $12,516 related to the re-pricing of 1,250,000 warrants; (5) recognized discounts on the issuance of convertible notes payable in the amount of $500,000; (6) issued 250,000 warrants to the placement agent in connection with the issuance of the convertible debentures that were valued at $519,937; (7) converted 12,817 shares of Universal Guardian Corporation series ‘A’ preferred stock valued at $16,021 into 12,817 shares of the company’s common stock; and (8) issued 200,000 warrants to consultants for services valued at $259,701.

During the six months ended June 30, 2004 the company (1) issued 2,094,288 shares of common stock to consultants and professionals for services valued at $1,182,912; (2) issued 400,000 warrants to advisory board members for services valued at $123,500; (3) converted 1,644,635 shares of Universal Guardian Corporation series ‘A’ preferred stock valued at $2,005,547 into 1,644,635 shares of the company’s common stock; and (4) issued 51,908 shares of the company’s common stock valued at $20,000 for the acquisition of ISR Systems, Inc, (formerly Emerging Concepts, Inc.); (5) issued 37,368 shares of common stock upon the cashless exercise of 50,000 warrants; (6) cancelled 1,100,000 shares of common stock as a result of the settlement of a legal matter; and (7) converted a $205,000 liability related to a put option into equity.

The accompanying notes are an integral part of these financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis Of Presentation

These unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the Company for its year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB for that year, as it may be amended.  The results for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

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

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be increased to the pro forma amounts indicated below for the three-month and six-month interim periods ended June 30, 2005 and 2004:

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

	Three-Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income (loss):
As reported	$ (1,129,816)	$ 23,153	$ (3,485,771)	$ (1,042,114)
Compensation recognized under APB 25	—	—	—	—
Compensation recognized under SFAS 123	(322,757)	(176,754)	(968,260)	(182,711)
Pro forma	$ (1,452,573)	$ (153,601)	$ (4,454,031)	$ (1,224,825)
Basic and diluted income (loss) per common share:
As reported	$ (0.03)	$ 0.00	$ (0.09)	$ (0.04)
Pro forma	$ (0.04)	$ (0.01)	$ (0.12)	$ (0.05)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted in 2005 and 2004:  risk-free interest rate of 3.5% and 3.5%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company’s common shares of 342% and 317%; and a weighted average expected life of the option of 5 and 5 years, respectively.

Reclassifications

Certain amounts in the previously issued unaudited financial statements have been reclassified to conform to the 2005 presentation.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment”.  This revised statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued.  Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost.  This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  For public companies that file as a small business issuer, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The adoption of SFAS 123 (Revised) will have an impact on the consolidated financial statements.  If the statement had been in effect for the six-month interim periods ended June 30, 2005 and 2004, the Company would have recognized an additional expense of $968,260 and 182,711, respectively.

In May 2005, the FASB issued SFAS No. 154, entitled “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”.  This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.   This statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity.  This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.  The adoption of SFAS 154 did not impact the consolidated financial statements.

NOTE 2 - LOSS PER SHARE

In accordance with SFAS No. 128, ”Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At June 30, 2005 and 2004, the only potential dilutive securities were7,585,000 and 5,375,000 common stock options and 4,845,812 and 2,880,223 common stock warrants/other options, respectively.  In addition at June 30, 2005 and 2004, the Company had outstanding 18,714 and 31,531, respectively, shares of Guardian Corporation’s series ‘A’ preferred stock that can be converted into 18,714 and 31,531 shares of the Company’s common stock, respectively.  Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

NOTE 3 – PROPERTY AND EQUIPMENT

The cost of property and equipment at June 30, 2005 consisted of the following:

Machinery and equipment	$ 422,250
Armored vehicles	921,170
Office equipment	396,731
1,740,151
Less accumulated depreciation	(370,336)
$ 1,369,815

Depreciation expense for the six-month interim periods ended June 30, 2005 and 2004 was $232,781 and $667, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2005, the Company repaid a note payable and other accrued expenses to its CEO totaling $146,444.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

On September 17, 2003, Mr. Joseph Celano, a former employee of Guardian Corporation, filed claims for unpaid wages, car allowance, expenses and accrued vacation totaling $79,070 and related penalties with the California Labor Commissioner.  The Company believes that Mr. Celano’s claims are without merit, and has claimed affirmative defenses for various causes of action including misappropriation of trade secrets and breach of fiduciary duties.  On January 18, 2005, the California Labor Commissioner issued an award in favor of Mr. Celano in the amount of $104,563 against Guardian Corporation and Mr. Michael J. Skellern.  The Company has agreed to indemnify Mr. Skellern with respect to this claim.  On February 3, 2005, Guardian Corporation and Mr. Skellern filed an appeal of the order with the San Diego County Superior Court.  The parties settled the litigation on April 25, 2005 for the payment by the Company to Mr. Celano of $20,000 in cash and 40,000 common shares, and the action was dismissed with prejudice on May 25, 2005.

On October 15, 2003, Mr. Richard E. Fields, a former employee of Guardian Corporation, filed claims for unpaid wages, car allowance, expenses and accrued vacation totaling $39,455 and related penalties with the California Labor Commissioner.  On January 18, 2005, the Labor Commissioner issued an award in favor of Mr. Fields in the amount of $61,133 against Guardian Corporation and Guardian Corporation’s President, Mr. Michael J. Skellern.  The award is final as to Guardian Corporation which has not paid this amount and is insolvent but for the potential recovery of damages in connection with the termination of Guardian Corporation’s subcontract with Northern NEF.  On February 3, 2005, Mr. Skellern filed a notice of appeal of the Labor Commissioner’s award with the San Diego County Superior Court.  Trial on the appeal has been set for hearing on August 18, 2005.  Mr. Fields has requested that the Court enter judgment on the award against Guardian Corporation and include treble damages in the judgment as against Guardian Corporation as well as the Company.  The Company has contested the entry of judgment upon the Labor Commission’s award on the grounds that, inter alia, the court lacks jurisdiction over the Company.  The court has yet to rule on the Company’s objections.  The Company has accrued the claimed amounts in the accompanying consolidated financial statements.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

On January 11, 2005, the Company received a cease and desist letter from Pepperball Technologies, Inc. claiming that the Company’s prospective manufacture of frangible projectiles for its Python Projectile Launcher infringed on Pepperball’s patents, and further claiming that the prior President of the Company’s Shield Defense Corporation subsidiary, Mr. Dennis M. Cole, who was previously employed by Pepperball, violated his at will employment agreement by providing the Company with alleged trade secrets.  The frangible projectiles that will be manufactured by the Company are subject to a patent originally issued to the U.S. Navy on November 14, 2000 (U.S. Patent No. 6,145,441).  The U.S. Navy granted Guardian Corporation the exclusive right to sell and market projectiles using this patented technology for the life of the patent in an agreement dated November 19, 2002.  In January of 2004 Guardian Corporation renewed its exclusive license to the U.S. Navy’s patent for 14 years.  The Company has received non-infringement opinions from patent counsel confirming that its manufacture and sale of the frangible projectiles will not infringe upon Pepperball’s intellectual property rights.  To date, the Company has yet to sell any frangible projectiles which undermines any claims of damages which may be asserted by Pepperball.  On January 28, 2005 the Company responded to Pepperball’s correspondence and is prepared to vigorously defend these claims if necessary. In reply, Pepperball is demanding that the Company provide them with examples of its products so that they may make an independent determination as to whether the Company’s design infringes on their patents.  The Company is taking the matter under advisement.

On May 13, 2005, the Company received notification from Colt Manufacturing Company, LLC advising that Colt will contest the Company’s application for the trademark “Python Defender”.  Colt advises that it has independently trademarked both the words “Python” and “Defender” and that the Company’s attempt to use a combination of both will create confusion in the marketplace.  Colt has therefore demanded that the Company cease and desist from the marketing and sale of the Python Defender product.  Colt has filed an opposition with the United States Patent and Trademark Office to the Company’s trademark application.  The Company has forwarded this matter to its trademark counsel for reply to Colt’s opposition.

The Company has recently received conflicting demands by Mr. Seth Kaplan and The Appleby Group and its related parties for the issuance of 250,000 common shares purportedly earned as a finder’s fee in connection with the Company’s acquisition of SSSI and, more particularly, by reason of the appointment of Mr. Michael J. Stannard to the Company’s board.  Mr. Kaplan, formerly a principal of The Appleby Group, contends that he was singularly responsible for the introduction of Mr. Stannard to Universal Holdings and, as such, was the procuring cause of the appointment thereby entitling him to compensation under a written consulting agreement, as amended July 14, 2003.  The Appleby Group, which is currently being sued by Mr. Kaplan for fraud, among other claims, contends that one of its principals, Mr. David Kennedy, introduced Mr. Stannard to Universal Holdings and is therefore entitled to a finders’ fee.  The Appleby Group, in contrast to Mr. Kaplan, does not have a written agreement with Universal Holdings relating to the entitlement to a finders’ fee.  The Appleby Group contends, however, that the Company verbally agreed to the payment of compensation upon Mr. Stannard’s appointment.  The Company does not believe that there is a valid enforceable agreement with either the Appleby Group or Mr. Kaplan mandating the payment of a finders’ fee to either or any of them and will vigorously defend any claim asserted in connection therewith.  On May 18, 2005, Mr. Kaplan filed a complaint against the Company seeking damages for breach of contract and the implied covenant of good faith and fair dealing, common law and securities fraud, unjust enrichment, unfair business practices and common counts.  The Company is preparing its answer to this complaint.

The Company has received a demand from Sunrise Financial Group, Inc. demanding that the Company issue 294,661 common shares purportedly due upon the cashless exercise of an option granted pursuant to the terms of an investment banking services agreement dated April 3, 2003.  By written agreement executed by and between Sunrise and Universal Holdings dated June 12, 2003, Sunrise agreed to cancel the option in exchange for an increase in a monthly retainer fee. By reason of this written cancellation, the Company has rejected Sunrise’s demand for the issuance of the stock and will vigorously defend any claim asserted in connection therewith.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

For The Six-Month Interim Period Ended June 30, 2005:

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

In January 2005, the Company granted to a consultant as compensation for providing legal services in connection with regulatory and other approvals relating to the marketing of the Company’s products, fully vested common shares purchase options entitling him to purchase 100,000 shares of common stock at the exercise price of $1.60 per share that were valued at $159,942.  These options vest in equal amounts at the end of the first through twelfth month of the provision of services by the consultant.  These options expire January 11, 2010.  These options were valued using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 3.5%, a dividend yield of 0% and volatility of 317%.  The value of these options is being amortized into expense over the twelve month period of the contract.

In April 2005, the Company granted to a consultant as compensation for providing accounting and financial related services common shares purchase options entitling him to purchase 100,000 shares of common stock at the exercise price of $1.40 per share that were valued at $99,759.  These options vest quarterly in equal amounts over a two year period.  These options expire April 28, 2010.  These options were valued using the Black-Scholes option pricing model using the following assumptions: term of 2 years, a risk-free interest rate of 4.2%, a dividend yield of 0% and volatility of 147%.  The value of these options is being amortized into expense over the twenty-four month vesting period.

Also during the six months ended, the Company issued 114,563 common shares to consultants and professionals for services valued at $169,400.  The Company also issued 757,205 common shares upon the exercise of warrants:  50,000 shares for which the exercise price was paid for by services valued at $62,500; 703,905 shares upon the cashless exercise of 885,000 warrant; and 3,300 shares for $2,888 in cash.

On April 1, 2005, the Company cancelled 51,908 unissued shares of common stock previously reserved for issuance to the prior shareholders of ISR Systems in payment of the $20,000 purchaser price for their shares in ISR Systems as a result of the election by those shareholders of their right to require payment in cash in lieu of company shares.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

Series ‘A’ Preferred Stock of Subsidiary - Universal Guardian Corporation

At June 30, 2005, Guardian Corporation had 18,714 UGC series ‘A’ preferred shares outstanding.  This has been presented on the accompanying financial statements in a manner similar to minority interest.

During the six months ended June 30, 2005, holders of the UGC series ‘A’ preferred shares converted 12,817 of those shares into 12,817 common shares of the Company.

NOTE 8 – SUBSEQUENT EVENTS

On July 1, 2005, in connection with a complaint filed on May 18, 2005 by Mr. Seth Kaplan as described above in Note 6, the Company filed a petition to compel binding arbitration of Mr. Kaplan’s claims.  On August 8, 2005, the court granted the Company’s petition to compel arbitration and dismissed Mr. Kaplan’s lawsuit.

On July 5, 2005, the Company’s subsidiary, Secure Risks, Ltd., received a demand from solicitors for Mr. John Chase, a former Secure Risks employee, claiming that the termination of Mr. Chase’s employment breached the terms of his written employment agreement.  By reason of this alleged breach, Mr. Chase claims he is entitled to statutory damages under English law as well as contract damages for the full term of the agreement.  It is the Company’s position the termination of Mr. Chase’s employment conformed with the terms and conditions of his employment agreement and did not constitute a breach.  The Company has retained an UK solicitor to respond to Mr. Chase’s demand and will vigorously defend his claims.

On July 6, 2005, William Lowe filed an action against the Company entitled, “William Lowe v. Universal Guardian Holdings, Inc.” in the Superior Court of California, County of Orange, designated Case No. 05CC07893, claiming that the Company breached a promise to register shares issuable to him upon exercise of a stock option granted to him for services rendered.  The complaint seeks damages for breach of contract, common law and securities fraud.  The complaint also seeks declaratory relief requesting that the court order that the options granted Mr. Lowe be registered.  The company’s response to the complaint is due on or before September 6, 2005.  The company contests each of the causes of action of the complaint and will vigorously defend the action.

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

Our wholly-owned Secure Risks Ltd. subsidiary (“Secure Risks”), and its wholly-owned Strategic Security Solutions International Ltd. subsidiary (“SSSI”), provide comprehensive business risk solutions and strategic and tactical security services to protect government and commercial assets worldwide.  Secure Risks and SSSI services include threat assessment, risk analysis, country risk management, business intelligence, corporate investigations, information assurance, kidnap and ransom, intellectual property and brand protection, identification of theft and investigations of fraud, money laundering, stock manipulation, as well as strategic security including executive and diplomatic security, close and force protection and training.  All of our revenues from January 1, 2004 to date have been generated by Secure Risks and SSSI, from operations outside the United States.

Our wholly-owned Shield Defense International Ltd. subsidiary, and its wholly-owned Shield Defense Corporation subsidiary, focus on designing and producing non-lethal or less-lethal personal protection devices and projectiles for use by the military, law enforcement, private security and consumer personal protection markets.  Shield Defense International and Shield Defense Corporation (collectively, “Shield Defense”) has recently completed development on two products which we are currently introducing to the market.  The first of these products, the Cobra StunLight™, is a heavy duty flashlight that launches a laser-aimed stream of either OC (pepper spray) or CS (tear gas).  The second product, the Python Projectile Launcher, is a semi-automatic projectile launcher which can debilitate an assailant using a proprietary frangible projectile.  Development of the Cobra StunLight™ and Python projectile launchers have been completed, with the U.S. Navy patented projectiles pending final development and production.  We are currently developing international sales and marketing channels to facilitate the introduction of these products to the targeted markets.  As part of that effort, Shield Defense International has formed a new subsidiary, Shield Defense Europe GmbH, to focus on sales in the European market.

Our wholly-owned ISR Systems Corporation subsidiary (“ISR Systems”) focuses on providing integrated security platforms that help mitigate terrorist and security threats against high value targets such as military installations, government buildings and critical infrastructure such as transportation networks, embassies, ports, airports, borders, and commercial and industrial facilities such as power plants, petroleum refineries and chemical plants.  ISR Systems has developed a secure, wireless and web-based security platform which can integrate automatic day/night video cameras, long-range thermal imagers, radar, sonar, chemical sensors, secure access controls, personnel identification, and license plate recognition.  ISR Systems introduced this system to the market in the first quarter of 2004, and is currently directing its marketing efforts toward the United States Navy, major defense contractors, and domestic and international port security projects in conjunction with our strategic alliance partners, EWA Information And Infrastructure Technologies, Inc., but has not had any revenues through June 30, 2005.

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

Results of Operations

Selected Statement Of Operations Data

Summarized in the table below is statement of operations data comparing the three- and six-month interim periods ended June 30, 2005 with our three- and six-month interim periods ended June 30, 2004:

	Three Months Ended June 30,		Change ($)	Change (%)
	2005	2004
Net revenue	$ 2,899,881	$ —	$ 2,899,881	—
Cost of revenue	1,784,812	—	1,784,812	—
Gross profit	1,115,069	—	1,115,069	—
Selling, general and administrative expenses	2,260,072	805,362	1,454,710	181%
Loss from operations	(1,145,003)	(805,362)	339,641	42%
Interest expense	—	(687)	687	100%
Interest income	8,102	179	7,923	4,426%
Gain on settlement with former landlord	—	742,456	742,456	100%
Other	7,085	86,567	79,482	92%
Total other income (expense)	15,187	828,515	813,328	98%
Income (loss) before provision for income taxes	(1,129,816)	23,153	1,152,969	4,980%
Provision for income taxes	—	—	—	—
Net income (loss)	(1,129,816)	23,153	1,152,969	4,980%
Preferred stock dividends	(5,250)	(5,250)	—	—
Net income (loss) attributable to common stockholders	$ (1,135,066)	$ 17,903	$ 1,152,969	6,440%

	Six Months Ended June 30,		Change ($)	Change (%)
	2005	2004
Net revenue	$ 5,663,824	$ —	$ 5,663,824	—
Cost of revenue	3,750,775	—	3,750,775	—
Gross profit	1,913,049	—	1,913,049	—
Selling, general and administrative expenses	4,316,472	1,913,969	2,402,503	126%
Loss from operations	(2,403,423)	(1,913,969)	489,454	26%
Interest expense	(9,232)	(1,367)	7,865	575%
Financing costs	(1,124,973)	—	1,124,973	—
Interest income	16,736	449	16,287	3,627%
Gain on settlement with former landlord	—	742,456	742,456	100%
Other	35,121	130,317	95,196	73%
Total other income (expense)	(1,082,348)	871,855	1,954,203	224%
Loss before provision for income taxes	(3,485,771)	(1,042,114)	2,443,657	235%
Provision for income taxes	—	—	—	—
Net loss	(3,485,771)	(1,042,114)	2,443,657	235%
Preferred stock dividends	(10,500)	(36,448)	(25,948)	(71%)
Net loss attributable to common stockholders	$ (3,496,271)	$ (1,078,562)	$ 2,417,709	224%

Revenues And Gross Profits

Revenue for the three- and six-month interim periods ended June 30, 2005 was $2,899,881 and $5,663,824, respectively, as compared to $0 for the corresponding interim periods in fiscal 2004.  Cost of revenue, gross profit and gross margin for the three-month interim ended June 30, 2005 were $1,784,812, $1,115,069 and 38%, respectively, as compared to $0, $0 and 0% for the corresponding interim period in fiscal 2004.  Cost of revenue, gross profit and gross margin for the six-month interim ended June 30, 2005 were $3,750,775, $1,913,049 and 34%, respectively, as compared to $0, $0 and 0% for the corresponding interim period in fiscal 2004.

Our revenues for the three- and six-month interim periods ended June 30, 2005 was principally derived from contracts for security services rendered by our SSSI subsidiary.  Approximately 75% of these revenues derived from contracts in Afghanistan for the six-month interim period ended June 30, 2005.  Included in our contracts are contracts with International Relief and Development, Inc. (IRD), the U.S. Army and CDM Constructors, each of which contract (or set of contracts) would constitute more than 10% of our revenues.

We had no revenues for the six-month interim periods ended June 30, 2004 as a consequence of the termination of Harbour Group’s subcontract with Northern NEF in September 2003.  Revenues did not recommence until the acquisition of SSSI by our Secure Risks subsidiary on July 1, 2004.

Selling, General And Administrative Expenses And Loss From Operations

Summarized in the table below are selling, general and administrative expenses comparing the three- and six-month interim periods ended June 30, 2005 with the three- and six-month interim periods ended June 30, 2004:

	Three Months Ended June 30,		Change ($)	Change (%)
	2005	2004
Professional and consulting fees	$ 960,587	$ 511,790	$ 448,797	88%
Payroll and related benefits	536,972	103,099	433,873	421%
Rent	47,348	7,225	40,123	555%
Travel	177,879	45,635	132,244	290%
Insurance	148,803	14,457	134,346	929%
Utilities	26,423	2,934	23,489	801%
Depreciation	127,488	488	127,000	26,025%
Other	234,572	119,734	114,838	96%
	$ 2,260,072	$ 805,362	$ 1,454,710	181%

	Six Months Ended June 30,		Change ($)	Change (%)
	2005	2004
Professional and consulting fees	$ 1,709,556	$ 1,556,230	$ 153,326	10%
Payroll and related benefits	1,103,503	131,770	971,733	737%
Rent	91,018	7,225	83,793	1,160%
Travel	346,912	53,014	293,898	554%
Insurance	270,286	20,683	249,603	1,207%
Utilities	55,083	2,934	52,149	1,777%
Depreciation	232,781	667	232,114	34,800%
Other	507,333	141,446	365,887	259%
	$ 4,316,472	$ 1,913,969	$ 2,402,503	126%

Selling, general and administrative expenses for the three-month interim period ended June 30, 2005 was $2,260,072, as compared to $805,362 for the corresponding interim periods in fiscal 2004, representing a $1,454,710 or 181% overall increase.  The overall increase was principally attributable to $448,797 increase in professional and consulting fees $433,873 increase in payroll and related benefits, a $40,123 increase in rent, a $132,244 increase in travel expenses, a $134,346 increase in insurance, a $127,000 increase in depreciation expense and a $114,838 increase in other expenses.  The increase in all of our selling, general and administrative expenses was principally attributable to our formation of Secure Risks and its acquisition of SSSI in July 2004.

Selling, general and administrative expenses for the six-month interim period ended June 30, 2005 was $4,316,472, as compared to $1,913,969 for the corresponding interim periods in fiscal 2004, representing a $2,402,503 or 126% overall increase.  The overall increase was principally attributable to $153,326 increase in professional and consulting fees $971,733 increase in payroll and related benefits, a $83,793 increase in rent, a $293,898 increase in travel expenses, a $249,603 increase in insurance, a $232,114 increase in depreciation expense and a $365,887 increase in other expenses.  The increase in all of our selling, general and administrative expenses was principally attributable to our formation of Secure Risks and its acquisition of SSSI in July 2004.

Other Income And Expense And Net Loss

Interest expense for the three-month interim period ended June 30, 2005 was $0, as compared to $687 for the corresponding interim period in fiscal 2004, representing a $687 decrease.  Interest expense for the six-month interim period ended June 30, 2005 was $9,232, as compared to $1,367 for the corresponding interim period in fiscal 2004, representing a $7,865 increase.  Interest expense relates to interest on notes payable, convertible debentures and capital leases.  The overall increase in interest expense for the six-month interim period ended June 30, 2005 as compared to the corresponding interim period in fiscal 2004 was attributable to the interest charged related to the issuance of a $500,000 convertible debentures in January 2005 which was subsequently repaid in February 2005.

Financing costs for the three- and six-month interim periods ended June 30, 2005 was $0 and $1,124,973, as compared to $0 and $0 for the corresponding interim periods in fiscal 2004.  Financing costs in 2005 related to the non-registration penalty related to issuance of common stock in a private placement offering in May 2004, the amortization and write off of the beneficial conversion feature and fair value of warrants issued in connection with the $500,000 of convertible debentures in January 2005, and the value of 250,000 warrants issued to the placement agent and the commissions and fees paid in connection with the issuance of the convertible debentures.

Interest income for the three- and six-month interim periods ended June 30, 2005 was $8,102 and $16,736, respectively, as compared to $179 and $449 for the same periods in 2004.  Interest income in 2005 principally relates to larger cash balances attributable to financings facilitated during 2005.

Gain on settlement with form landlord relates to the reduction in the liability for our abandoned lease in Carlsbad, California.  In 2003 we had accrued the value of the future payments remaining on the lease upon our abandonment of the office building in the amount of $942,456.  We settled this dispute with our former landlord and agreed to pay $200,000 by December 31, 2004.  This amount has not been paid.

Other income for the three and six months ended June 30, 2004 was $7,085 and $35,121, respectively, as compared to $86,567 and 130,317 for the corresponding periods in 2004.  The $35,121 in other income in 2005 related to the gain on disposal of fixed assets.  The $86,567 in other income in 2004 is the decrease in the accrued warrant liability.  With respect to the six months ended June 30, 2004, in addition to the decrease in the warrant liability, we also settled a debt with a vendor in the amount of $87,500 for a cash payment of $43,750 which resulted in a gain on the forgiveness of debt of $43,750 recorded as other income.

Preferred Stock Dividends And Net Loss Attributable To Common Shareholders

Preferred stock dividends for the three- and six-month interim periods ended June 30, 2005 was $5,250 and $10,500, respectively, as compared to $5,250 and $36,448for the corresponding interim periods in fiscal 2004.  This decrease was attributable the conversion of most of our UGC series ‘A’ preferred shares into Universal Holdings common shares during the latter part of fiscal 2004.

We recorded a net loss attributable to our common shareholders of $1,135,066 during the three-month interim period ended June 30, 2005, as compared to a net income attributable to our common shareholders of $17,903 during the corresponding interim period in fiscal 2004, representing a $1,152,969 or 6,440% increase in our net loss attributable to our common shareholders.  Our net loss attributable to our common shareholders for the three-month interim period ended June 30, 2005 is principally attributed to the $1,145,003 loss from operations as discussed above.

We recorded a net loss attributable to our common shareholders of $3,496,271 during the six-month interim period ended June 30, 2005, as compared to a net loss attributable to our common shareholders of $1,078,562 during the corresponding interim period in fiscal 2004, representing a $2,417,709 or 224% increase in our net loss attributable to our common shareholders.  Our net loss attributable to our common shareholders for the six-month interim period ended June 30, 2005 is principally attributed to the $2,403,423 loss from operations as discussed above and the interest expense and financing costs of $9,232 and $1,124,973, respectively.

Liquidity and Capital Resources

Historical Sources of Cash

For the period January 1, 2004 through June 30, 2005 we principally financed our operations and acquisitions through a combination of (1) the sale of common shares for cash ($6,638,537); (2) the sale by our Guardian Corporation subsidiary of UGC series ‘A’ preferred shares for cash ($494,947); (3) the issuance of our common shares in exchange for securities of companies we have acquired ($17,000); (4) the issuance of our common shares and/or options or warrants to purchase our common shares to various consultants in payment for the provision of their services, or to other creditors in satisfaction of our indebtedness to them ($3,580,350); (5) short-term financings including the sale of debentures ($1,700,000); (6) proceeds from the exercise of common share purchase options or warrants ($277,888); and (7) revenues received from our Secure Risks subsidiary.  Included in the above are the following significant transactions:

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

Cash Position and Sources And Uses Of Cash

Our cash and cash equivalents position as of June 30, 2005 was $1,138,566 as compared to $330,862 as of December 31, 2004.  The increase in our cash and cash equivalents for the six-month interim period ended June 30, 2005 was attributable to $4,287,255 in cash raised through financing activities, partially offset by $2,673,556 in cash used in operating activities and $803,152 in cash used in investing activities.

Our operating activities used cash in the amount of $2,673,556 for the six-month interim period ended June 30, 2005, as compared to $946,555 for the corresponding interim period in fiscal 2004.  The $2,673,556 in cash used in operating activities for the six-month interim period ended June 30, 2005 reflected our net loss of $3,485,771 for that period, as decreased for non-cash deductions, such as depreciation, common stock issued for services and amortization of debt discount, and a net increase in non-cash working capital balances.  The $946,555 of cash used in operating activities for the six-month interim period ended June 30, 2004 reflected our net loss of $1,042,114 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.  The significant increase in our net loss for the six-month interim period ended June 30, 2005 over the corresponding period in fiscal 2004 is attributable to the upsizing of our operations during the latter half of 2004 and is due to our formation of Secure Risks and its acquisition of SSSI.

Our investing activities used cash in the amount of $803,152 for the six-month interim period ended June 30, 2005, as compared to $14,563 for the corresponding interim period in fiscal 2004.  The increase in our investing activities loss for the six-month interim period ended June 30, 2005 over the corresponding period in fiscal 2004 was principally attributed to the purchase of property and equipment for our SSSI subsidiary and is partially offset by proceeds from the sale of certain equipment of our SSSI subsidiary.

Our financing activities generated cash in the amount of $4,287,255 for the six-month interim period ended June 30, 2005, as compared to $2,267,328 for the corresponding interim period in fiscal 2004.  The principal sources of cash for the six-month interim period ended June 30, 2005 was the issuance of common shares in the amount of $4,600,000 and proceeds received from the exercise of common share purchase warrants in the amount of $2,888, partially offset by offering costs in the amount of $265,000 and the re-purchase of previously issued common stock for $20,000.  The principal sources of cash for the six-month interim period ended June 30, 2004 was the issuance of common shares of in the amount of $2,500,000, partially offset by offering costs of $261,463.

Capital Resources Going Forward

We have approximately $1,124,961 of cash on hand as of the date of this quarterly report to fund our operations going forward.  Our plan of operation for the twelve month period following the date of this quarterly report is for our Secured Risks subsidiary and its SSSI subsidiary to continue to increase sales activities; our ISR System subsidiary to commence the sale of its services; and our Shield Defense subsidiary to commence the sale of its products.  Based upon projected sales estimates going forward after taking into consideration the aforesaid contemplated increased sales activities, we currently have budgeted approximately $19,744,000 in costs for the twelve month period following the date of this quarterly report, including approximately $12,719,000, in costs of goods sold; $6,850,000 in general, sales and marketing expenses, $130,000 in research and development expenses, and $45,000 for the purchase or sale of plant and significant equipment.

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

Our anticipated costs described above are estimates based upon our current business plan.  Our actual costs could vary materially from those estimated, particularly in the event that the projected sales revenues going forward upon which we have calculated those costs do not materialize.  Further, we could also change our current business plan resulting in a change in our anticipated costs.  See the discussion concerning forward-looking statements in that section of this quarterly report captioned “Advisements”.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment”.  This revised statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued.  Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost.  This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  For public companies that file as a small business issuer, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The adoption of SFAS 123 (Revised) will have an impact the consolidated financial statements.  If the statement had been in effect for the three-month interim periods ended June 30, 2005 and 2004, the company would have recognized an additional expense of $322,757 and $176,754.

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

We have incurred a cumulative operating loss in the amount of $12,989,438 from our inception through June 30, 2005, and continue to incur operating losses through the date of this report.  While our management believes that we will attain breakeven in terms of cash inflows over outflows and ultimately profitability as a consequence of the anticipated growth in revenues of our SSSI subsidiary as well as the introduction of products of our Shield Defense products to market, we will nevertheless continue to generate operating losses for an indefinite period of time, and cannot give you any assurance that the growth in revenues will occur as anticipated or at all or that we will attain break-even or profitability at any particular point in time or at all.

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

Our success depends to a critical extent on the continued efforts of services of our Chief Executive Officer, Mr. Michael J. Skellern, and to a lesser degree on the Managing Director of our Secure Risks subsidiary, Mr. Bruce Braes.  Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital.  We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company.  Although Messrs. Skellern and Braes have signed employment agreements providing for their continued service to the company through September 30, 2010 and September 8, 2008, respectively, these agreements will not preclude either of these employees from leaving the company.  We do not currently carry key man life insurance policies on any of our key executive officers which would assist us in recouping our costs in the event of the loss of those officers.

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

Our officers and directors currently beneficially own or control the power to vote 23.9% of our outstanding common shares as of the date of this report, and could increase that percentage to 29.0% assuming they were to fully exercise their vested convertible securities.  As a consequence of their substantial stock holdings, these shareholders will have the ability to elect a majority of our board of directors, and thereby control our management. These shareholders will also have the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.

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

There are outstanding as of July 27, 2005 common share purchase options and warrants entitling the holders to purchase 11,839,979 common shares at a weighted average exercise price of $1.01 per share.  A significant portion of these options and warrants are unvested and are not exercisable until future dates based upon satisfaction of differing time-in-service requirements.   The exercise price for all of the aforesaid warrants may be less than your cost to acquire our common shares.  There are also outstanding 18,714 UGC series ‘A’ preferred shares convertible into 18,714 UGC Universal Holdings common shares based upon a $1.25 per share stated value and conversion rate, which may also be less than your cost to acquire our common shares.  In the event of the exercise or conversion of these convertible securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants.

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

We are entitled under our certificate of incorporation to issue up to 50,000,000 common and 5,000,000 “blank check” preferred shares.  Based upon the number of common shares outstanding as of July 27, 2005, we have 10,336,425 common shares available for issuance and 4,999,400 preferred shares available for issuance to meet our future equity issuance requirements, including the exercise or conversion of presently outstanding convertible securities.  Our board may generally issue those common and preferred shares, or options or warrants or convertible indebtedness to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

Our certificate of incorporation contains provisions that could make it more difficult for our shareholders to replace a majority of directors and obtain control of our board of directors.

Our certificate of incorporation (1) permits our board of directors to increase the size of our board to up to nine members, and to fill any vacancy created by a majority vote, (2) limits the right to call a special meeting of our shareholders to our President, Chairman of the Board, or our board of directors, and (3) limits the right to remove a director to the affirmative vote of holders of 80% of our voting securities.  Our certificate of incorporation also provides that, unless we are a “quasi-foreign” corporation governed by selected provisions of California corporate law, we shall have a classified board of directors composed of three classes of directors, each class serving a staggered three year term.  These provisions would generally make it more difficult for our shareholders to replace a majority of our directors and obtain control of our board of directors.  Pursuant to section 2115 of the California Corporations Code, a quasi-foreign corporation is one which conducts business in California unless (1) 50% or more of its business is conducted outside of California, (2) 50% or more of its voting securities are held of record by persons having addresses outside of California, or (3) its shares are listed or traded on the New York Stock Exchange, the American Stock Exchange, or the National Market System of the Nasdaq Stock Market.  By reason of our acquisition of businesses outside of California in July 2004, we are no longer subject to section 2115 of the California Corporations Code, and we will be required to implement a staggered board at our next annual meeting of shareholders.

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

LEGAL PROCEEDINGS

We have summarized below (1) any legal or governmental proceedings relating to our company or properties to which we are a party which we consider to be material and which are pending as of August 10, 2005, (2) any proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us which are pending as of August 10, 2005, and (3) any such matters pending on March 31, 2005 and settled on or before August 10, 2005.

•

On September 17, 2003, Mr. Joseph Celano, a former employee of Guardian Corporation, filed claims for unpaid wages, car allowance, expenses and accrued vacation totaling $79,070 and related penalties with the California Labor Commissioner.  We believed that Mr. Celano’s claims are without merit, and we also claimed affirmative defenses for various causes of action including misappropriation of trade secrets and breach of fiduciary duties.  On January 18, 2005, the California Labor Commissioner issued an award in favor of Mr. Celano in the amount of $104,563 against Guardian Corporation and Mr. Michael J. Skellern.  We have agreed to indemnify Mr. Skellern with respect to this claim.  On February 3, 2005, Guardian Corporation and Mr. Skellern filed an appeal of the order with the San Diego County Superior Court.  The parties settled the litigation on April 25, 2005 for our payment to Mr. Celano of $20,000 in cash and 40,000 common shares, and the action was dismissed with prejudice on May 25, 2005.

•

On October 15, 2003, Mr. Richard E. Fields, a former employee of Guardian Corporation, filed claims for unpaid wages, car allowance, expenses and accrued vacation totaling $39,455 and related penalties with the California Labor Commissioner.  On January 18, 2005, the Labor Commissioner issued an award in favor of Mr. Fields in the amount of $61,133 against Guardian Corporation and Guardian Corporation’s President, Mr. Michael J. Skellern.  The award is final as to Guardian Corporation which has not paid this amount and is insolvent but for the potential recovery of damages in connection with the termination of Guardian Corporation’s subcontract with Northern NEF.  On February 3, 2005, Mr. Skellern filed a notice of appeal of the Labor Commissioner’s award with the San Diego County Superior Court.  Trial on the appeal has been set for hearing on August 18, 2005.  Mr. Fields has requested that the Court enter judgment on the award against Guardian Corporation and include treble damages in the judgment as against Guardian Corporation as well as the Company.  We have contested the entry of judgment upon the Labor Commission’s award on the grounds that, inter alia, the court lacks jurisdiction over the company.  The court has yet to rule on our objections.

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

•

On May 13, 2005, the company received notification from Colt Manufacturing Company, LLC advising that Colt will contest our application for the trademark “Python Defender”.  Colt advises that it has independently trademarked both the words “Python” and “Defender” and that our attempt to use a combination of both will create confusion in the marketplace.  Colt has therefore demanded that we cease and desist from the marketing and sale of the Python Defender product.  Colt has filed an opposition with the United States Patent and Trademark Office to our trademark application.  We have forwarded this matter to our trademark counsel for reply to Colt’s opposition.

•

On July 6, 2005, William Lowe filed an action against the Company entitled, “William Lowe v. Universal Guardian Holdings, Inc.” in the Superior Court of California, County of Orange, designated Case No. 05CC07893, claiming that the company breached a promise to register shares issuable to him upon exercise of a stock option granted to him for services rendered.  The complaint seeks damages for breach of contract, common law and securities fraud.  The complaint also seeks declaratory relief requesting that the court order that the options granted Mr. Lowe be registered.  Our response to the complaint is due on or before September 6, 2005.  We contest each of the causes of action of the complaint will vigorously defend the action.

•

We have recently received conflicting demands by Mr. Seth Kaplan and The Appleby Group and its related parties for the issuance of 250,000 common shares purportedly earned as a finder’s fee in connection with our acquisition of SSSI and, more particularly, by reason of the appointment of Mr. Michael J. Stannard to our board.  Mr. Kaplan, formerly a principal of The Appleby Group, contends that he was singularly responsible for the introduction of Mr. Stannard to Universal Holdings and, as such, was the procuring cause of the appointment thereby entitling him to compensation under a written consulting agreement, as amended July 14, 2003.  The Appleby Group, which is currently being sued by Mr. Kaplan for fraud, among other claims, contends that one of its principals, Mr. David Kennedy, introduced Mr. Stannard to Universal Holdings and is therefore entitled to a finders’ fee.  The Appleby Group, in contrast to Mr. Kaplan, does not have a written agreement with Universal Holdings relating to the entitlement to a finders’ fee.  The Appleby Group contends, however, that the company verbally agreed to the payment of compensation upon Mr. Stannard’s appointment.  We do not believe that there is a valid enforceable agreement with either the Appleby Group or Mr. Kaplan mandating the payment of a finders’ fee and will vigorously defend any claim asserted in connection therewith.  On May 18, 2005, Mr. Kaplan filed a complaint against the company seeking damages for breach of contract and the implied covenant of good faith and fair dealing, common law and securities fraud, unjust enrichment, unfair business practices and common counts.  On July 1, 2005, we filed a petition to compel binding arbitration of Mr. Kaplan’s claims. On August 8, 2005, the court granted our petition to compel arbitration and dismissed Mr. Kaplan’s lawsuit.

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

•

On July 5, 2005, our subsidiary, Secure Risks, Ltd., received a demand from solicitors for Mr. John Chase, a former Secure Risks employee, claiming that the termination of Mr. Chase’s employment breached the terms of his written employment agreement.  By reason of this alleged breach, Mr. Chase claims he is entitled to statutory damages under English law as well as contract damages for the full term of the agreement.  It is our position the termination of Mr. Chase’s employment conformed with the terms and conditions of his employment agreement and did not constitute a breach.  We have retained an UK solicitor to respond to Mr. Chase’s demand and will vigorously defend his claims.

CHANGES IN SECURITIES AND USE OF PROCEEDS

Modification Of Instruments Defining Rights Of Holders Of Class Of Registered Securities

Not Applicable

Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or Modification Of Any Other Class Of Securities

Not Applicable

Recent Sales Of Unregistered Equity Securities

Rule 505

We have sold or issued the following securities not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Rule 505 of Regulation D promulgated under Section 3(b) of the Securities Act during the three-month period ended June 30, 2005.  The offer and sale of the securities in each offering was exempt from the registration requirements of the Securities Act under Rule 505 insofar as:  (1) pursuant to Rule 505(b)(2)(i), the aggregate offering price for the offering did not exceed $5,000,000, less the offering price of all securities sold within the twelve months preceding the start of and during the offering of securities under Rule 505 or in reliance upon any exemption under Section 3(b) of the Securities Act of 1933 or in violation of Section 5 of the Securities Act of 1933; (2) pursuant to Rule 505(b)(2)(ii), there were no more than 35 non-accredited investors in the offering; (3) no offers or sales under the offering was effected through any general solicitation or general advertising within the meaning of Rule 502(c); and (4) the transfer of the securities in the offering were restricted by the company in accordance with Rule 502(d).  Except as stated below, no underwriting discounts or commissions were payable with respect to any of the offerings.

•

On April 28, 2005, we granted to Mr. Kevin Pickard a fully vested option entitling him to purchase 100,000 restricted common shares at the exercise price of $1.40 per share.  These options were granted as compensation for providing accounting and financial related services to the company.  These options vest in equal amounts at the end of the first through eighth quarter of the provision of services by Mr. Pickard, and expire on April 28, 2010 to the extent not previously exercised or forfeited.  We valued the grant at $99,759 for pro forma financial statement purposes using the Black-Scholes model.

Use Of Proceeds Of Registered Offerings

Not Applicable.

Repurchases Of Equity Securities

During the three-month interim period ended June 30, 2005, we did not repurchase any equity securities.

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

EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

31.1

Section 302 Certification of Principal Executive Officer*

31.2

Section 302 Certification of Principal Financial Officer*

32.1

Section 906 Certification of Chief Executive Officer*

32.2

Section 906 Certification of Chief Financial Officer*

*

Filed herewith

Reports on Form 8-K

During the three-month interim period ended June 30, 2005, we filed the following current reports on form 8-K:

•

On June 9, 2005, we filed a current report on form 8-K relating to the resignation of a Michael Stannard as a director and executive officer and the appointment of Michael Bozarth as a director.

•

On April 18, 2005, we filed an amended current report on form 8-K relating to the entry of a material contract, the sale of unregistered securities, the replacement of our independent auditors, and the resignations of Dennis Cole and William Lowe as directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Newport Beach, California, this 15th day of August, 2005.

UNIVERSAL GUARDIAN HOLDINGS, INC.
By:	/s/ Michael J. Skellern
Michael J. Skellern Chief Executive Officer and President (principal executive officer)
By:	/s/ Marian J. Barcikowski
Marian J. Barcikowski Chief Financial Officer (principal accounting and financial officer)