Form 10QSB
period 2005-09-30
UNIVERSAL GUARDIAN HOLDINGS INC
filed 2005-11-16
CIK 859916

United States

Securities And Exchange Commission

Washington, D.C. 20549

_________________

FORM 10-QSB

_________________

(Mark One)

☒	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Quarterly Period Ended September 30, 2005
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
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Securities Exchange Act of 1934):   Yes  ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2005, there were issued and outstanding 41,222,094 shares of common stock, par value $0.001 per share, 600 shares of series ‘A’ preferred stock, par value $0.001 per share, and 5,250 shares of series ‘B’ preferred stock, par value $0.001 per share.

Table Of Contents

ADVISEMENTS

1

INTERIM CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED

2

Consolidated Balance Sheet

F-1

Consolidated Statements Of Operations And Other Comprehensive Loss

F-2

Consolidated Statement Of Stockholders’ Equity

F-3

Consolidated Statements Of Cash Flows

F-5

Notes To Interim Consolidated Financial Statements

F-8

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3

General

3

Overview

3

Acquisitions

4

Results of Operations

4

Liquidity and Capital Resources

8

Off-Balance Sheet Arrangements

11

Critical Accounting Policies

11

Recent Accounting Pronouncements

11

UNCERTAINTIES AND OTHER RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

12

Risks Relating To Our Business

12

Risks Relating To An Investment In Our Securities

16

CONTROLS AND PROCEDURES

19

Evaluation Of Disclosure Controls And Procedures

19

Changes in Internal Control over Financial Reporting

19

LEGAL PROCEEDINGS

20

CHANGES IN SECURITIES AND USE OF PROCEEDS

22

Recent Sales Of Unregistered Equity Securities Not Previously Reported On Form 8-K

22

Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or Modification Of Any Other Class Of Securities

23

Use Of Proceeds Of Registered Offerings

23

Repurchases Of Equity Securities

23

DEFAULTS UPON SENIOR SECURITIES

23

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

23

OTHER INFORMATION

24

Matters Not Previously Reported On Form 8-K

24

Voluntary Reports

24

Material Changes To Director Nominee Procedures

24

EXHIBITS

24

SIGNATURES

25

-ii-

ADVISEMENTS

Unless the context requires otherwise, “we,” “us,” “our”, “ and the “company” and similar terms collectively refer to Universal Guardian Holdings, Inc. and our subsidiaries, while the term “Universal Holdings” refers to Universal Guardian Holdings, Inc. in its corporate capacity.  The terms “common shares”, “preferred shares”, “series ‘A’ preferred shares”, and “series ‘B’ preferred shares” used in this quarterly report refer to Universal Holdings’ common stock, par value $0.001 per share, “blank check” preferred stock, par value $.001 per share, series ’A’ convertible preferred stock, par value $0.001 per share, and series ’B’ convertible preferred stock, par value $0.001 per share respectively.  The term “UGC series ‘A’ preferred shares” refers to series ’A’ convertible preferred stock, par value $0.001 per share, issued by the Company’s Universal Guardian Corporation subsidiary (“Guardian Corporation”).  The information in this quarterly report is current as of the date of this quarterly report (September 30, 2005), unless another date is specified.

We prepare our interim consolidated financial statements in accordance with United States generally accepted accounting principles.  Our consolidated financial condition and results of operations for the nine-month interim period ended September 30, 2005 are not necessarily indicative of our prospective consolidated financial condition and results of operations for the full fiscal year ended December 31, 2005.  The interim consolidated financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction with the annual consolidated financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-KSB for our fiscal year ended December 31, 2004, as it may be amended, together with any reports, statements and information filed with the SEC relating to periods or events occurring after December 31, 2004.

In this quarterly report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results.  These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances.  You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions.  When reading any forward looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:  (1) whether or not markets for our products and services develop and, if they do develop, the pace at which they develop; (2) our ability to attract the qualified personnel to implement our growth strategies, (3) our ability to develop sales, marketing and distribution capabilities; (4) the accuracy of our estimates and projections; (5) our ability to fund our short-term and long-term financing needs; (6) changes in our business plan and corporate strategies; and (7) other risks and uncertainties discussed in greater detail in the sections of this quarterly report, including those captioned “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and “Uncertainties And Other Risk Factors That May Affect Our Future Results And Financial Condition”.

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
UNAUDITED

Nine Months Ended September 30, 2005 and 2004

Contents

 -

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

(Unaudited)

September 30, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 458,006
Accounts receivable, net of allowance for doubtful accounts of $0	786,911
Unbilled receivables	243,640
Inventory	30,743
Other current assets	220,906
TOTAL CURRENT ASSETS	1,740,206
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $496,960	1,415,649
GOODWILL	3,525,093
DEPOSITS AND OTHER ASSETS	22,103
TOTAL ASSETS	$ 6,703,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 1,457,267
Accrued expenses	636,019
Accrued expenses—related parties	112,728
Deferred revenue	475,015
Accrued obligation under abandoned lease	200,000
TOTAL CURRENT LIABILITIES	2,881,029
SERIES ‘A’ CONVERTIBLE PREFERRED STOCK OF SUBSIDIARY— UNIVERSAL GUARDIAN CORPORATION	25,264
COMMITMENTS AND CONTINGENCIES	—
STOCKHOLDERS’ EQUITY
Series ‘A’ convertible preferred stock, cumulative 7%; $0.001 par value, 5,000,000 shares authorized; 600 shares issued and outstanding ($122,500 of dividends in arrears)	1
Series ‘B’ convertible preferred stock, $0.001 par value, 5,250 shares authorized; 5,250 shares issued and outstanding	5
Common stock; $0.001 par value; 100,000,000 shares authorized; 39,732,094 shares issued and outstanding	39,732
Additional paid-in capital	19,207,262
Prepaid consulting fee	(408,656)
Accumulated other comprehensive (loss)	(51,886)
Accumulated deficit	(14,989,700)
TOTAL STOCKHOLDERS’ EQUITY	3,796,758
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 6,703,051

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements Of Operations And Other Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

NET REVENUE	$ 3,169,246	$ 1,988,266	$ 8,833,070	$ 1,988,266
COST OF REVENUE	2,126,415	1,447,239	5,877,190	1,447,239
GROSS PROFIT	1,042,831	541,027	2,955,880	541,027
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,945,682	1,638,068	7,262,154	3,552,037
LOSS FROM OPERATIONS	(1,902,851)	(1,097,041)	(4,306,274)	(3,011,010)
OTHER INCOME (EXPENSE)
Interest expense	—	(695)	(9,232)	(2,062)
Financing costs	—	—	(1,124,973)	—
Interest income	1,987	1,121	18,723	1,570
Gain on settlement with former landlord	—	—	—	742,456
Other, net	259	—	35,380	43,750
TOTAL OTHER INCOME (EXPENSE)	2,246	426	(1,080,102)	785,714
LOSS BEFORE PROVISION FOR INCOME TAXES	(1,900,605)	(1,096,615)	(5,386,376)	(2,225,296)
PROVISION FOR INCOME TAXES	—	—	—	106,434
NET INCOME (LOSS)	$ (1,900,605)	$ (1,096,615)	$ (5,386,376)	$ (2,331,730)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	$ 12,874	$ 335	$ 10,031	$ 335
COMPREHENSIVE INCOME (LOSS)	$ (1,887,731)	$ (1,096,280)	$ (5,376,345)	$ (2,331,395)
PREFERRED STOCK DIVIDENDS	$ (104,907)	$ (5,250)	$ (115,407)	$ (41,698)
NET INCOME (LOSS) ATTRIBUTED TO COMMON STOCKHOLDERS	$ (2,005,512)	$ (1,101,865)	$ (5,501,783)	$ (2,373,428)
NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$ (0.05)	$ (0.03)	$ (0.14)	$ (0.08)
WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	39,681,228	35,509,001	38,765,596	29,888,117

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement Of Stockholders’ Equity

(Unaudited)

	Series ‘A’ Convertible Preferred Stock		Series ‘B’ Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Prepaid Consulting Fees	Accumulated Other Compre- hensive (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2004	600	$ 1	—	$ —	35,878,398	$ 35,878	$ 11,642,985	$ (62,500)	$ (61,917)	$ (9,503,667)	$ 2,050,780
Common stock issued for services	—	—	—	—	114,563	115	169,285	—	—	—	169,400
Common stock issued for legal settlement	—	—	—	—	58,519	58	89,742	—	—	—	89,800
Common stock issued for cash, net of offering costs of $265,000	—	—	—	—	2,912,500	2,912	4,332,088	—	—	—	4,335,000
Cancellation of unissued shares of common stock originally accrued for issuance in connection with acquisition of subsidiary	—	—	—	—	(51,908)	(52)	(19,948)	—	—	—	(20,000)
Conversion of Universal Guardian Corporation series A preferred stock into common stock	—	—	—	—	12,817	13	16,008	—	—	—	16,021
Exercise of warrants for cash, services and cashless exercises	—	—	—	—	807,205	808	65,080	—	—	—	65,888
Series ‘B’; convertible preferred stock issued for cash, net of offering costs of $12,000	—	—	5,250	5	—	—	512,995	—	—	—	513,000
Fair market value of re-priced warrants	—	—	—	—	—	—	12,516	—	—	—	12,516

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement Of Stockholders’ Equity

(Unaudited)

(Continued)

	Series ‘A’ Convertible Preferred Stock		Series ‘B’ Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Prepaid Consulting Fees	Accumulated Other Compre- hensive (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Fair value of warrants issued in connection with issuance of convertible debentures	—	—	—	—	—	—	254,887	—	—	—	254,887
Value of beneficial conversion feature associated with the issuance of convertible debentures	—	—	—	—	—	—	245,113	—	—	—	245,113
Value of beneficial conversion feature associated with the issuance of series ‘B’ convertible preferred stock	—	—	—	—	—	—	99,657	—	—	(99,657)	—
Fair value of warrants issued to placement agent in connection with issuance of convertible debentures	—	—	—	—	—	—	519,937	—	—	—	519,937
Fair value of warrants issued to consultant	—	—	—	—	—	—	1,266,917	(1,266,917)	—	—	—
Amortization of prepaid consulting fees	—	—	—	—	—	—	—	920,761	—	—	920,761
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	10,031	—	10,031
Net loss	—	—	—	—	—	—	—	—	—	(5,386,376)	(5,386,376)
Balance, September 30, 2005	600	$ 1	5,250	$ 5	39,732,094	$39,732	$ 19,207,262	$ (408,656)	$ (51,886)	$ (14,989,700)	$ 3,796,758

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (5,386,376)	$ (2,331,730)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	359,405	430,117
Amortization of prepaid consulting fee	920,761	—
Common stock issued for compensation and services	169,400	1,309,462
Common stock issued for legal settlement	89,800	—
Services rendered to pay for exercise price of options	62,500	—
Fair value of options and warrants issued to consultants/ placement agent	519,937	159,716
Value of re-priced warrants	12,516	—
Amortization of debt discounts	500,000	—
Gain on disposal of fixed assets	(31,175)	—
(Increase) decrease in:
Accounts receivable	(135,505)	(657,676)
Unbilled receivables	(243,640)	—
Inventory	(30,743)	—
Deposits and other assets	(180,455)	(22,103)
Increase (decrease) in:
Accounts payable	350,045	(12,512)
Accrued expenses - related parties	(99,494)	(141,854)
Accrued expenses	(523,632)	365,310
Accrued registration obligation	(30,000)	—
Accrued obligation under abandoned lease	—	(742,456)
Deferred taxes	—	20,326
Deferred revenue	(31,376)	278,901
Net cash (used in) operating activities	(3,708,032)	(1,344,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,023,311)	(319,077)
Proceeds from the sale of property and equipment	47,701	—
Cash acquired with acquisition of subsidiary	—	91,131
Net cash (used in) investing activities	(975,610)	(227,946)

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

(Unaudited)

 (continued)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants	3,388	175,000
Proceeds from issuance of common stock	4,600,000	2,500,000
Proceeds from sale of series ‘B’ preferred stock	525,000	—
Proceeds from issuance of convertible notes payable	500,000	—
Payments on convertible notes payable	(500,000)	—
Payment of offering costs	(277,000)	(261,463)
Cancellation of previously issued common stock	(20,000)	—
Payment on capital lease obligation	—	(1,209)
Payment on notes payable – related party	(30,633)	—
Net cash provided by financing activities	4,800,755	2,412,328

EFFECT OF EXCHANGE RATE CHANGES ON CASH	10,031	335

NET INCREASE IN CASH AND CASH EQUIVALENTS	127,144	840,218

CASH AND CASH EQUIVALENTS, Beginning of period	330,862	25,648

CASH AND CASH EQUIVALENTS, End of period	$ 458,006	$ 865,866

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 83,323	$ 2,062
Income taxes paid	$ —	$ 800

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cash Flows

(Unaudited)

 (continued)

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the nine months ended September 30, 2005 the company (1) issued 114,563 shares of common stock to consultants and professionals for services valued at $169,400; (2) issued 50,000 shares of common stock upon the exercise of warrants for which the exercise price was paid via services valued at $62,500; (3) issued 703,905 shares of common stock upon the cashless exercise of 885,000 options/warrants; (4) recognized an expense of $12,516 related to the re-pricing of 1,250,000 warrants; (5) recognized discounts on the issuance of convertible notes payable in the amount of $500,000; (6) issued 250,000 warrants to the placement agent in connection with the issuance of the convertible debentures that were valued at $519,937; (7) converted 12,817 shares of Universal Guardian Corporation series ‘A’ preferred stock valued at $16,021 into 12,817 shares of the company’s common stock; and (8) issued 1,000,000 warrants to consultants for services valued at $1,266,917.

During the nine months ended September 30, 2004 the company (1) issued 2,280,788 common shares to consultants and professionals for services valued at $1,309,462; (2) issued 400,000 common share purchase warrants to advisory board members for services valued at $123,500; (3) converted 1,644,635 UGC series ‘A’ preferred shares valued at $2,005,547 into 1,644,635 common shares; (4) issued 51,908 common shares valued at $20,000 for the acquisition of ISR Systems, Inc, (formerly Emerging Concepts, Inc.); (5) issued 4,101,494 common shares valued at $3,240,180 for the acquisition of Strategic Security Solutions International Ltd.; (6) issued 83,157 common shares upon the cashless exercise of 125,000 common share purchase warrants; (7) cancelled 1,100,000 common shares as a result of the settlement of a legal matter; and (8) converted a $205,000 liability related to a put option into equity.

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis Of Presentation

These unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the Company for its year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB for that year, as it may be amended.  The results for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

Management’s Plans

The Company incurred a significant net loss for the nine months ended September 30, 2005 and, at September 30, 2005, had an accumulated deficit and a working capital deficit.  The Company plans to increase sales activities for its SSSI subsidiary and to commence the sale of their products and services for their ISR System, Shield Defense and MeiDa subsidiaries.  The Company believes the increased sales along with the Company’s increased working capital will provide enough cash to continue business for the next twelve months.

To the extent it becomes necessary to raise additional cash in the future as the Company’s current cash and working capital resources are depleted, the Company will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  The Company may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  The Company currently does not have any binding commitments for, or readily available sources of, additional financing.

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

For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant or the value of services, whichever is more determinable.  For stock-based awards the value is based on the market value for the stock on the date of grant.  Stock option awards are valued using the Black-Scholes option-pricing model.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be increased to the pro forma amounts indicated below for the three-month and nine-month interim periods ended September 30, 2005 and 2004:

	Three-Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income (loss):
As reported	$ (1,900,605)	$ (1,096,615)	$ (5,386,376)	$ (2,331,730)
Compensation recognized under APB 25	—	—	—	—
Compensation recognized under SFAS 123	(1,301,996)	(257,558)	(2,494,115)	(440,269)
Pro forma	$ (3,202,601)	$ (1,354,173)	$ (7,880,491)	$ (2,771,999)
Basic and diluted income (loss) per common share:
As reported	$ (0.05)	$ (0.03)	$ (0.14)	$ (0.08)
Pro forma	$ (0.08)	$ (0.04)	$ (0.20)	$ (0.09)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options granted in 2005 and 2004:  risk-free interest rate of 4.5% and 3.5%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company’s common shares of 340% and 317%; and a weighted average expected life of the option of 10 and 5 years, respectively.

Reclassifications

Certain amounts in the previously issued unaudited financial statements have been reclassified to conform to the 2005 presentation.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment”.  This revised statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued.  Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost.  This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  For public companies that file as a small business issuer, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The adoption of SFAS 123 (Revised) will have an impact on the consolidated financial statements.  If the statement had been in effect for the nine-month interim periods ended September 30, 2005 and 2004, the Company would have recognized an additional expense of $2,494,115 and $440,269, respectively.

In May 2005, the FASB issued SFAS No. 154, entitled “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3”.  This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

unusual instance that the pronouncement does not include specific transition provisions.  Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.   This statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity.  This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.  The adoption of SFAS 154 did not impact the consolidated financial statements.

NOTE 2 - LOSS PER SHARE

In accordance with SFAS No. 128, ”Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At September 30, 2005 and 2004, the only potential dilutive securities were 8,760,000 and 5,375,000 common stock options and 5,595,812 and 2,880,223 common stock warrants/other options, respectively.  In addition at September 30, 2005 and 2004, the Company had outstanding 18,714 and 31,531, respectively, shares of Guardian Corporation’s series ‘A’ preferred stock that can be converted into 18,714 and 31,531 shares of the Company’s common stock, respectively.  Also, at September 30, 2005 the Company had outstanding 5,250 shares of its series ‘B’ convertible preferred stock that can be converted into 480,493 shares of the Company’s common stock.  Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

NOTE 3 – PROPERTY AND EQUIPMENT

The cost of property and equipment at September 30, 2005 consisted of the following:

Machinery and equipment	$ 459,679
Armored vehicles	1,010,257
Office equipment	442,673
1,912,609
Less accumulated depreciation	(496,960)
$ 1,415,649

Depreciation expense for the nine-month interim periods ended September 30, 2005 and 2004 was $359,405 and $48,982, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2005, the Company repaid a note payable and other accrued expenses to its CEO totaling $146,444.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

NOTE 5 – CONVERTIBLE DEBENTURES

On January 14, 2005, as part of a single transaction, the Company sold short-term convertible debentures in the amount of $250,000 to The Hunter Fund Ltd. (“Hunter Fund”), $150,000 to IKZA Holding Corp. (“IKZA”) and $100,000 to Loman International SA (“Loman”).  The Company was obligated to pay the aggregate $500,000 in principal on the debentures, together with interest accrued thereon at the annualized rate of 24%, in cash to the debenture holders on June 30, 2005.  This amount was paid in full on February 8, 2005.

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation

On January 11, 2005, the Company received a cease and desist letter from Pepperball Technologies, Inc. claiming that the Company’s prospective manufacture of frangible projectiles for its Python Projectile Launcher infringed on Pepperball’s patents, and further claiming that the prior President of the Company’s Shield Defense Corporation subsidiary, Mr. Dennis M. Cole, who was previously employed by Pepperball, violated his at will employment agreement by providing the Company with alleged trade secrets.  The frangible projectiles that will be manufactured by the Company are protected by a patent originally issued to the U.S. Navy on November 14, 2000 (U.S. Patent No. 6,145,441).  The U.S. Navy granted Guardian Corporation the exclusive right to sell and market projectiles using this patented technology for the life of the patent pursuant to an agreement dated November 19, 2002.  In January 2004, Guardian Corporation renewed its exclusive license to the U.S. Navy’s patent for 14 years.  The Company has received non-infringement opinions from patent counsel confirming that its manufacture and sale of the frangible projectiles will not infringe upon Pepperball’s intellectual property rights.  To date, the Company has yet to sell any frangible projectiles which undermines any claims of damages which may be asserted by Pepperball.  On January 28, 2005 the Company responded to Pepperball’s correspondence and is prepared to vigorously defend its claims if necessary. In reply, Pepperball is demanding that the Company provide them with examples of its products so that they may make an

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

independent determination as to whether the Company’s design infringes on their patents.  The Company is taking the matter under advisement.

On May 13, 2005, the Company received notification from Colt Manufacturing Company, LLC advising that Colt will contest the Company’s application for the trademark “Python Defender”.  Colt advised that it independently trademarked both the words “Python” and “Defender” and that the Company’s attempt to use a combination of both would create confusion in the marketplace.  Colt therefore demanded that the Company cease and desist from the marketing and sale of the Python Defender product, and filed an opposition with the United States Patent and Trademark Office to the Company’s trademark application.  On or about November 2, 2005, the Company entered into a settlement agreement with Colt whereby the Company agreed, inter alia, to withdraw its trademark application and not use the trademark Python Defender.  In turn, Colt agreed to withdraw its opposition to the Company’s Python Defender trademark application and agreed not to oppose the Company’s application for the trademark “Riot Defender”.

On July 5, 2005, the Company’s Secure Risks, Ltd. subsidiary received a demand from solicitors for Mr. John Chase, a former Secure Risks employee, claiming that the termination of Mr. Chase’s employment breached the terms of his written employment agreement.  By reason of this alleged breach, Mr. Chase claims he is entitled to statutory damages under English law as well as contract damages for the full term of the agreement.  It is the Company’s position the termination of Mr. Chase’s employment conformed with the terms and conditions of his employment agreement and did not constitute a breach.  Secure Risks retained an UK solicitor who responded to Mr. Chase’s demand.  Mr. Chase then filed a claim with the Employment Tribunal, an administrative agency which hears labor disputes in England and Wales. Secure Risks filed a timely response to Mr. Chase’s claims.  On October 26, 2005, Secure Risks received notice from the Employment Tribunal that a pre-hearing review and case management conference will be set shortly.  Secure Risks will continue to vigorously defend Mr. Chase’s claims.

On July 6, 2005, Mr. William Lowe, a past director of the Company, filed an action against the Company entitled, “William Lowe v. Universal Guardian Holdings, Inc.” in the Superior Court of California, County of Orange, designated Case No. 05CC07893, claiming that the Company breached a promise to register shares issuable to him upon exercise of a stock option granted to him for services rendered.  The complaint seeks damages for breach of contract, common law and securities fraud.  The complaint also seeks declaratory relief requesting that the court order that the options granted Mr. Lowe be registered.  The Company’s response to the complaint is due on or before September 6, 2005.  The Company timely filed an answer to the complaint, initiated discovery and commenced an investigation as to the bases upon which it could assert counterclaims against Mr. Lowe.  On October 17, 2005, the Company settled its litigation with Mr. William Lowe.  Under the terms of the settlement agreement, the Company and Mr. Lowe agreed to (1) cancel previously-granted options entitling Mr. Lowe as a director to purchase 500,000 shares of common stock at $0.54 per share, while (2) rescinding the prior termination of previously-granted options entitling Mr. Lowe as a director to purchase 375,000 shares of common stock at $0.75 per share.  As part of the settlement, the Company agreed to register the latter options under a form S-8 registration statement, while Mr. Lowe agreed that the termination date for those options would be accelerated to November 4, 2005.  Mr. Lowe has subsequently exercised the options on a timely basis.

The Company has recently received conflicting demands by Mr. Seth Kaplan and The Appleby Group and its related parties for the issuance of 250,000 common shares purportedly earned as a finder’s fee in connection with the Company’s acquisition of SSSI and, more particularly, by reason of the appointment of Mr. Michael J. Stannard to the Company’s board.  Mr. Kaplan, formerly a principal of The Appleby Group, contends that he was singularly responsible for the introduction of Mr. Stannard to Universal Holdings and, as such, was the procuring cause of the appointment thereby entitling him to compensation under a written consulting agreement, as amended July 14, 2003.  The Appleby Group, which is currently being sued by Mr. Kaplan for fraud, among other claims, contends that one of its principals, Mr. David Kennedy, introduced Mr. Stannard to Universal Holdings and is therefore entitled to a finders’ fee.  The Appleby Group, in contrast to Mr. Kaplan, does not have a written agreement with Universal Holdings relating to the entitlement to a finders’ fee.  The Appleby Group contends, however, that the Company verbally agreed to the payment of compensation upon Mr. Stannard’s appointment.  The Company does not believe that there is a valid enforceable

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

agreement with either the Appleby Group or Mr. Kaplan mandating the payment of a finders’ fee to either or any of them and will vigorously defend any claim asserted in connection therewith.  On May 18, 2005, Mr. Kaplan filed a complaint against the Company seeking damages for breach of contract and the implied covenant of good faith and fair dealing, common law and securities fraud, unjust enrichment, unfair business practices and common counts.  The Company is preparing its answer to this complaint.  On July 1, 2005, the Company filed a petition to compel binding arbitration of Mr. Kaplan’s claims. On August 8, 2005, the court granted the Company’s petition to compel arbitration and dismissed Mr. Kaplan’s lawsuit.  To date, Mr. Kaplan has yet to initiate further proceedings against the Company nor has the Company received any further communications from the Appleby Group in respect to their previous demands.

Over one year ago, the Company received correspondence from Sunrise Financial Group, Inc. demanding that the Company issue 294,661 common shares purportedly due upon the cashless exercise of an option granted pursuant to the terms of an investment banking services agreement dated April 3, 2003.  By written agreement executed by and between Sunrise and Universal Holdings dated June 12, 2003, Sunrise agreed to cancel the option in exchange for an increase in a monthly retainer fee. By reason of this written cancellation, the Company has rejected Sunrise’s demand for the issuance of the stock and will vigorously defend any claim asserted in connection therewith.

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

On April 1, 2005, the Company cancelled 51,908 unissued shares of common stock previously reserved for issuance to the prior shareholders of ISR Systems in payment of the $20,000 purchase price for their shares in ISR Systems as a result of the election by those shareholders of their right to require payment in cash in lieu of Company shares.

On August 28, 2005, the Company issued 18,519 shares of common stock with a value of $25,000 in settlement of litigation.

In August 2005, the Company granted to two consultants as compensation for providing investor relation services common shares purchase options entitling them to purchase an aggregate of 800,000 shares of common stock at exercise prices ranging from $1.35 to $1.85 per share.  These options expire in August 2007.  These options were valued at $1,007,216 using the Black-Scholes option pricing model using the following assumptions:  term of 2 years, a risk-free interest rate of 4.5%, a dividend yield of 0% and volatility of 341%.  The value of these options is being amortized into expense over the term of the consulting agreement.  As of September 30, 2005 the Company has amortized $705,051 to expense.

On September 9, 2005, the Company issued 50,000 shares of common stock upon the exercise of common share purchase options.

Also during the nine months ended, the Company issued 114,563 common shares to consultants and professionals for services valued at $169,400.  The Company also issued 757,205 common shares upon the exercise of warrants:  50,000 shares for which the exercise price was paid for by services valued at $62,500; 703,905 shares upon the cashless exercise of 885,000 warrant shares; and 3,300 shares for $2,888 in cash.

Series ‘B’ Preferred Stock

On August 17, 2005, as part of a single private placement, the Company sold (1) 4,250 unregistered shares of series ‘B’ convertible preferred stock to Monarch Pointe Fund, Ltd. (“Monarch”) for the sum of $425,000, and (2) 1,000 unregistered shares of series ‘B’ convertible preferred stock to Mercator Momentum Fund III, LP (“Mercator Fund III”) for the sum of $100,000. The 5,250 series ‘B’ preferred shares are convertible at the option of the holders into a total of 480,493 common shares in the ordinary course of conversion, or 533,862 common shares in the event of a default with respect to the Company’s obligations under the subscription agreement governing the sale of those shares..  Under the subscription agreement, an event of default is defined as (1) the commencement by the Company of a voluntary case or proceeding under the bankruptcy laws, (2) the breach by the Company of any of the covenants or representations made in the subscription agreement which is not cured within ten days after delivery of written notice to the Company, or (3) the Company's failure to: (i) discharge or stay a bankruptcy proceeding within 60 days of such action being taken against the Company, (ii) file a registration statement with the SEC registering the series ‘B’ preferred shares by October 3, 2005 (45 days after the closing, which the Company has satisfied), (iii) cause the registration statement to be declared effective by the SEC and the final prospectus to be filed with the SEC by December 12, 2005 (90 days after the filing of the registration statement); (iv) maintain the effectiveness of the registration statement once made effective; (v) maintain trading of the Company’s common shares on the OTCBB except for any periods when the stock is listed on the Nasdaq Small Stock Market, the Nasdaq National Stock Market, the AMEX or the NYSE, (vi) pay certain costs or expenses described in the subscription agreement (which the Company has satisfied), (vii) timely deliver common share certificates to the purchasers under the subscription agreement (which the Company has satisfied), or (viii) pay any dividends when due.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

As part of the transaction, the Company paid to Mercator Advisory Group, LLC (“MAG”), as investment advisor for the purchasers, the sum of $12,000 in cash to cover due diligence and legal fees.  The issuance of the series ‘B’ preferred stock is convertible into shares of common stock at a rate of $1.09 per share which resulted in the recognition of a beneficial conversion feature at the date of the series ‘B’ shares were issued.  The Company calculated the beneficial conversion feature to be $99,657 which has been recorded directly to accumulated deficit.

As part of the transaction, the Company agreed to file a registration statement with the SEC on or before October 3, 2005 to register the common shares issuable upon the conversion of the series ‘B’ preferred shares.  The Company further agreed to pay liquidated damages in the amount of $525 per month through August 17, 2006 with respect to (1) the Company’s failure to file the aforesaid registration statement, or (2) the failure to maintain a trading market for the Company’s common shares on the OTCBB or any national exchange or market.  The Company filed the registration statement on October 3, 2005, and the registration statement is currently under review by the SEC.

Series ‘A’ Preferred Stock of Subsidiary - Universal Guardian Corporation

At September 30, 2005, Guardian Corporation had 18,714 UGC series ‘A’ preferred shares outstanding.  This has been presented on the accompanying financial statements in a manner similar to minority interest.

During the nine months ended September 30, 2005, holders of the UGC series ‘A’ preferred shares converted 12,817 of those shares into 12,817 common shares of the Company.

NOTE 8 – SUBSEQUENT EVENTS

On October 6, 2005, we sold 100,000 unregistered common shares to Mr. Michael D. Bozarth, a director, for gross proceeds of $99,000.

On October 7, 2005, the Company’s ISR Systems, Inc. subsidiary acquired all of the outstanding capital stock of MeiDa Information Technology, Ltd., a Hong Kong corporation (“MeiDa”) from its ten shareholders pursuant to a Share Exchange Agreement and Plan of Reorganization entered into on August 31, 2005.  As consideration, ISR Systems agreed to pay 2,272,727 Universal Holdings common shares to MeiDa’s shareholders in two tranches, of which 1,000,000 shares were delivered at the closing on October 7, 2005, and the balance will be delivered on or before October 31, 2006.  In the event ISR Systems is unable to deliver the balance of the shares due by October 31, 2006 ISR Systems will have the option to pay the sum of $1,680,000.  The Company valued the transaction at $3,000,000 based on the volume average weighted price (“VAWP”) of the Company’s common shares for the 15 days preceding the entering into of the Share Exchange Agreement and Plan of Reorganization.  The terms of the exchange were determined by the parties on an arms-length negotiated basis.  No independent valuation was sought from a business and technology appraiser or other third party due to financial constraints.

On October 17, 2005 the Company’s ISR Systems, Inc. subsidiary entered into an Executive Employment Agreement with Mr. Herbert P. Goertz as President of ISR System.  The agreement has an initial term of 42 months, and renews automatically thereafter for successive one-year terms, unless either Mr. Goertz or the Company provides at least one months’ notice prior to the expiration of the pending term of their election not to renew.  Mr. Goertz’s compensation under the agreement consists of an initial base salary of $198,000 per year, subject to annual increases as determined by Universal Holdings.  Mr. Goertz is also entitled to an automobile allowance of not less than $650 per month.  Mr. Goertz will also be entitled to share, with other employees of ISR Systems and its subsidiary, in a cash and option bonus plan to be established based upon gross margin and revenue targets.

On October 28, 2005 the Company issued 15,000 shares to consultants as compensation for services performed.

On November 5, 2005 the Company issued 375,000 shares for $281,250 upon exercise of common share purchase options originally given to a consultant for the provision of services.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

 (continued)

On October 6, 2005 the shareholders of the Company approved the 2005 Stock Incentive Plan (the “2005 Plan”), which had been previously approved by the board of directors of the Company on September 1, 2005.  Under the 2005 Plan, a total of 10,000,000 shares of common stock will be available for issuance through the grant of a variety of common share-based awards under the plan, including stock awards, restricted stock awards and non-qualified and incentive stock options.  The compensation committee of the board will administer the 2005 Plan and have the authority to grant awards under the 2005 Plan.

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

Overview

Universal Holdings is a holding company which provides security products and services to mitigate terrorist, criminal and security threats and to track and otherwise assist in managing the shipment of goods for governments and businesses worldwide through our various operating subsidiaries.

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

Our wholly-owned Shield Defense International Ltd. subsidiary, and its wholly-owned Shield Defense Corporation subsidiary, focus on designing and producing non-lethal or less-lethal personal protection devices and projectiles for use by the military, law enforcement, private security and consumer personal protection markets.  Shield Defense International and Shield Defense Corporation (collectively, “Shield Defense”) has recently completed development on two products which we are currently introducing to the market.  The first of these products, the Cobra StunLight™, is a heavy duty flashlight that launches a laser-aimed stream of either OC (pepper spray) or CS (tear gas).  The second product, the Riot Defender (formerly Python) Projectile Launcher, is a semi-automatic projectile launcher which can debilitate an assailant using a proprietary frangible projectile.  Development of the Cobra StunLight™ and Riot Defender projectile launchers have been completed, with the U.S. Navy patented projectiles pending final development and production.  We are currently developing international sales and marketing channels to facilitate the introduction of these products to the targeted markets.  As part of that effort, Shield Defense International has formed a new subsidiary, Shield Defense Europe GmbH, to focus on sales in the European market.  We have recently shipped StunLight™ products to Mexico, representing our first order for Shield Defense products.

Our wholly-owned ISR Systems Corporation subsidiary (“ISR Systems”) focuses on providing integrated security platforms that help mitigate terrorist and security threats against high value targets such as military installations, government buildings and critical infrastructure such as transportation networks, embassies, ports, airports, borders, and commercial and industrial facilities such as power plants, petroleum refineries and chemical plants.  ISR Systems has developed a secure, wireless and web-based security platform which can integrate automatic day/night video cameras, long-range thermal imagers, radar, sonar, chemical sensors, secure access controls, personnel identification, and license plate recognition.  ISR Systems introduced this system to the market in the first quarter of 2004, and is currently directing its marketing efforts toward the United States Navy, major defense contractors, and domestic and international port security projects in conjunction with our strategic alliance partners, EWA Information And Infrastructure Technologies, Inc., but has not had any contracts or revenues to date.

ISR Systems’ wholly-owned MeiDa Information Technology, Ltd. subsidiary (“MeiDa”) provides a radio frequency identification (RFID) solution offering a turn-key package that includes software, hardware, retailer integration and systems management that improves global supply chain logistics and operations and meets international RFID mandates.  MeiDa’s technology consolidates multiple manufacturing sites and retailer distribution centers into one snap shot for global visibility of goods movement.  While MeiDa’s RFID product is ready for commercial sales, it does not have any revenues or contracts to date.

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

On October 7, 2005, our ISR Systems subsidiary acquire all of the outstanding capital stock of MeiDa pursuant to a share exchange.

Accordingly, in reading the discussion of our consolidated financial condition and results of operations provided below, please keep in mind that our actual future results will likely differ considerably from our historical results as a result of these acquisitions.

Results of Operations

Selected Statement Of Operations Data

Summarized in the table below is statement of operations data comparing the three- and nine-month interim periods ended September 30, 2005 with our three- and nine-month interim periods ended September 30, 2004:

	Three Months Ended September 30,		Change ($)	Change (%)
	2005	2004
Net revenue	$ 3,169,246	$ 1,988,266	$ 1,180,980	59%
Cost of revenue	2,126,415	1,447,239	679,176	47%
Gross profit	1,042,831	541,027	501,804	93%
Selling, general and administrative expenses	2,945,682	1,638,068	1,307,614	80%
Loss from operations	(1,902,851)	(1,097,041)	(805,810)	(73%)
Interest expense	—	(695)	695	—
Financing costs	—	—	—	—
Interest income	1,987	1,121	866	77%
Gain on settlement with former landlord	—	—	—	—
Other, net	259	—	259	—
Total other income (expense)	2,246	426	1,820	427%
Income (loss) before provision for income taxes	(1,900,605)	(1,096,615)	(803,990)	(73%)
Provision for income taxes	—	—	—	—

Net income (loss)	(1,900,605)	(1,096,615)	(803,990)	(73%)
Preferred stock dividends	(104,907)	(5,250)	(99,657)	(1,898%)
Net income (loss) attributable to common stockholders	$ (2,005,512)	$ (1,101,865)	$ (903,647)	(82%)
	Nine Months Ended September 30,		Change ($)	Change (%)
	2005	2004
Net revenue	$ 8,833,070	$ 1,988,266	$ 6,844,804	344%
Cost of revenue	5,877,190	1,447,239	4,429,951	306%
Gross profit	2,955,880	541,027	2,414,853	446%
Selling, general and administrative expenses	7,262,154	3,552,037	3,710,117	104%
Loss from operations	(4,306,274)	(3,011,010)	(1,295,264)	(43%)
Interest expense	(9,232)	(2,062)	(7,170)	(348%)
Financing costs	(1,124,973)	—	(1,124,973)	—
Interest income	18,723	1,570	17,153	1,093%
Gain on settlement with former landlord	—	742,456	742,456	—
Other. Net	35,380	43,750	(8,370)	(19%)
Total other income (expense)	(1,080,102)	785,714	(1,865,816)	—
Loss before provision for income taxes	(5,386,376)	(2,225,296)	(3,161,080)	(142%)
Provision for income taxes	—	106,434	(106,434)	—
Net loss	(5,386,376)	(2,331,730)	(3,054,646)	(131%)
Preferred stock dividends	(115,407)	(41,698)	(73,709)	(177%)
Net loss attributable to common stockholders	$ (5,501,783)	$ (2,373,428)	$ (3,128,355)	(132%)

Revenues And Gross Profits

Revenue for the three- and nine-month interim periods ended September 30, 2005 was $3,169,246 and $8,833,070, respectively, as compared to $1,988,266 and $1,988,266 for the corresponding interim periods in fiscal 2004, respectively.  Cost of revenue, gross profit and gross margin for the three-month interim ended September 30, 2005 were $2,126,415, $1,042,831 and 33%, respectively, as compared to $1,447,239, $541,027 and 27% for the corresponding interim period in fiscal 2004, respectively.  Cost of revenue, gross profit and gross margin for the nine-month interim ended September 30, 2005 were $5,877,190, $2,955,880 and 33%, respectively, as compared to $1,447,239, $541,027 and 27% for the corresponding interim period in fiscal 2004, respectively.

Our revenues for the three- and nine-month interim periods ended September 30, 2005 was principally derived from contracts for security services rendered by our SSSI subsidiary.  Approximately 75% of these revenues derived from contracts in Afghanistan for the nine-month interim period ended September 30, 2005.  Included in our contracts are contracts with International Relief and Development, Inc. (IRD), the U.S. Army and CDM Constructors, each of which contract (or set of contracts) would constitute more than 10% of our revenues.

The increase in our revenues for the three-month interim period ended September 30, 2005 was attributable to increased sales activity by our SSSI subsidiary.  As previously discussed, we had no revenues for the first six months of fiscal 2004 as a consequence of the termination of Harbour Group’s subcontract with Northern NEF in September 2003, and revenues did not recommence until the acquisition of SSSI by our Secure Risks subsidiary on July 1, 2004.  Accordingly, while our revenues for the nine-month interim period ended September 30, 2005 reflect a full nine months of operations by our SSSI subsidiary, revenues for the nine-month interim period ended September 30, 2005 reflect only the trailing three months of operations by our SSSI subsidiary following its acquisition as of July 1, 2004, indicating a greater level of growth in sales than what would have been the case were the full nine-months of operations by SSSI included in 2004 results.

The improvement in our gross margins for the three- and nine-month interim periods ended September 30, 2005 over the corresponding periods in fiscal 2004 was principally attributable to steps we have taken to reduce our SSSI operating costs in fiscal 2005.

Selling, General And Administrative Expenses And Loss From Operations

Summarized in the table below are selling, general and administrative expenses comparing the three- and nine-month interim periods ended September 30, 2005 with the three- and nine-month interim periods ended September 30, 2004:

	Three Months Ended September 30,		Change ($)	Change (%)
	2005	2004
Professional and consulting fees	$ 1,563,987	$ 529,206	$ 1,034,781	196%
Payroll and related benefits	579,820	492,435	87,385	18%
Rent	102,324	31,644	70,680	223%
Travel	90,820	93,113	(2,293)	(2%)
Insurance	119,266	9,085	110,181	1,213%
Utilities	43,716	2,000	41,716	2,086%
Depreciation	126,624	48,315	78,309	162%
Other	319,125	432,270	(113,145)	(26%)
	$ 2,945,682	$ 1,638,068	$ 1,307,614	80%

	Nine Months Ended September 30,		Change ($)	Change (%)
	2005	2004
Professional and consulting fees	$ 3,273,543	$ 2,085,436	$ 1,188,107	57%
Payroll and related benefits	1,683,323	624,205	1,059,118	170%
Rent	193,342	38,869	154,473	397%
Travel	437,732	146,127	291,605	200%
Insurance	389,552	29,768	359,784	1,209%
Utilities	98,799	4,934	93,865	1,902%
Depreciation	359,405	48,982	310,423	634%
Other	826,458	573,716	252,742	44%
	$ 7,262,154	$ 3,552,037	$ 3,710,117	104%

Selling, general and administrative expenses for the three-month interim period ended September 30, 2005 was $2,945,682, as compared to $1,638,068 for the corresponding interim periods in fiscal 2004, representing a $1,307,614 or 80% overall increase.  The overall increase was principally attributable to a $1,034,781 increase in professional and consulting fees, a $110,181 increase in insurance, a $87,385 increase in payroll and related benefits, a $78,309 increase in depreciation expense and a $70,680 increase in rent, partially offset by a $113,145 reduction in other expense.  The overall increase in all of our selling, general and administrative expenses was principally attributable to our formation of Secure Risks and its acquisition of SSSI in July 2004.

Selling, general and administrative expenses for the nine-month interim period ended September 30, 2005 was $7,262,154, as compared to $3,552,037 for the corresponding interim periods in fiscal 2004, representing a $3,710,117 or 104% overall increase.  The overall increase was principally attributable to $1,188,107 increase in professional and consulting fees, a $1,059,118 increase in payroll and related benefits, a $359,784 increase in insurance, a $310,423 increase in depreciation expense, a $291,605 increase in travel, a $252,742 increase in other expense, and a $154,473 increase in rent.  The overall increase in all of our selling, general and administrative expenses was principally attributable to our formation of Secure Risks and its acquisition of SSSI in July 2004. The significant increase in dollar terms of professional and consulting fees and payroll and related benefits is a result of more professional services being retained by the corporate office and an increase in employees used by SSSI.  As discussed above in connection with sales, while our general and administrative expenses for the nine-month interim period ended September 30, 2005 reflect a full nine months of operations by our SSSI subsidiary, general and administrative expenses for the nine-month interim period ended September 30, 2005 reflect only the trailing three months of operations by our SSSI subsidiary following its acquisition as of July 1, 2004, indicating a greater level of growth in general and administrative expenses and its component parts than what would have been the case were the full nine-months of operations by SSSI included in 2004 results.

Other Income And Expense And Net Loss

Interest expense for the three-month interim period ended September 30, 2005 was $0, as compared to $695 for the corresponding interim period in fiscal 2004, representing a $695 decrease.  Interest expense for the nine-month interim period ended September 30, 2005 was $9,232, as compared to $2,062 for the corresponding interim period in fiscal 2004, representing a $7,170 increase.  Interest expense relates to interest on notes payable, convertible debentures and capital leases.  The overall increase in interest expense for the nine-month interim period ended September 30, 2005 as compared to the corresponding interim period in fiscal 2004 was attributable to the interest charged related to the issuance of a $500,000 convertible debentures in January 2005 which was subsequently repaid in February 2005.

Financing costs for the three- and nine-month interim periods ended September 30, 2005 was $0 and $1,124,973, as compared to $0 and $0 for the corresponding interim periods in fiscal 2004.  Financing costs in 2005 related to the non-registration penalty related to issuance of common stock in a private placement offering in May 2004, the amortization and write off of the beneficial conversion feature and fair value of warrants issued in connection with the $500,000 of convertible debentures in January 2005, and the value of 250,000 warrants issued to the placement agent and the commissions and fees paid in connection with the issuance of the convertible debentures.

Interest income for the three- and nine-month interim periods ended September 30, 2005 was $1,987 and $18,723, respectively, as compared to $1,121 and $1,570 for the same periods in 2004.  Interest income in 2005 principally relates to larger cash balances attributable to financings facilitated during 2005.

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

Other income for the three and nine months ended September 30, 2005 was $259 and $35,380, respectively, as compared to other income of $0 and $43,750 for the corresponding periods in 2004, respectively.  The $35,380 in other income in 2005 principally related to the gain on disposal of fixed assets.  With respect to the nine months ended September 30, 2004, we settled a debt with a vendor in the amount of $87,500 for a cash payment of $43,750 which resulted in a gain on the forgiveness of debt of $43,750 recorded as other income.

Preferred Stock Dividends And Net Loss Attributable To Common Shareholders

Preferred stock dividends for the three- and nine-month interim periods ended September 30, 2005 was $104,907 and $115,407, respectively, as compared to $5,250 and $41,698 for the corresponding interim periods in fiscal 2004. This increase was attributable to the $99,657 beneficial conversion feature associated with the series ‘B’ preferred stock that has been treated in a manner similar to a preferred stock dividend partially offset by the conversion of most of our UGC series ‘A’ preferred shares into Universal Holdings common shares during the latter part of fiscal 2004.

We recorded a net loss attributable to our common shareholders of $2,005,512 during the three-month interim period ended September 30, 2005, as compared to a net loss attributable to our common shareholders of $1,101,865 during the corresponding interim period in fiscal 2004, representing a $903,647 or 82% increase in our net loss attributable to our common shareholders.  Our net loss attributable to our common shareholders for the three-month interim period ended September 30, 2005 is principally attributed to the $1,902,851 loss from operations as discussed above.

We recorded a net loss attributable to our common shareholders of $5,501,783 during the nine-month interim period ended September 30, 2005, as compared to a net loss attributable to our common shareholders of $2,373,428 during the corresponding interim period in fiscal 2004, representing a $3,128,355 or 132% increase in our net loss attributable to our common shareholders.  Our net loss attributable to our common shareholders for the nine-month interim period ended September 30, 2005 is principally attributed to the $4,306,274 loss from operations as discussed above and the interest expense and financing costs of $9,232 and $1,124,973, respectively.

Liquidity and Capital Resources

Historical Sources of Cash

For the period January 1, 2004 through September 30, 2005 we principally financed our operations and acquisitions through a combination of (1) the sale of common shares for cash ($6,638,537); (2) the sale by our Guardian Corporation subsidiary of UGC series ‘A’ preferred shares for cash ($494,947); (3) the issuance of our common shares in exchange for securities of companies we have acquired ($17,000); (4) the issuance of our common shares and/or options or warrants to purchase our common shares to various consultants in payment for the provision of their services, or to other creditors in satisfaction of our indebtedness to them ($3,580,350); (5) short-term financings including the sale of debentures ($1,700,000); (6) proceeds from the exercise of common share purchase options or warrants ($277,888); (7) the sale of series ‘B’ preferred shares for cash ($513,000); and (8) revenues received from our Secure Risks subsidiary.  Included in the above are the following significant transactions:

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

•

On January 14, 2005, as part of a single transaction, we sold short-term convertible debentures in the amount of $250,000 to The Hunter Fund Ltd. (“Hunter Fund”), $150,000 to IKZA Holding Corp. (“IKZA”) and $100,000 to Loman International SA (“Loman”).  We were obligated to pay the aggregate $500,000 in principal on the debentures, together with interest accrued thereon at the annualized rate of 24%, in cash to the debenture holders on June 30, 2005.  This amount was paid in full on February 8, 2005.

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

•

On August 17, 2005, we sold 4,250 series ‘B’ convertible preferred shares to Monarch, and 1,000 series ‘B’ convertible preferred shares to Mercator Momentum Fund III, LP (“Mercator Fund III”), for the aggregate sum of $525,000 as part of a single private placement.  The 4,250 series ‘B’ preferred shares issuable to Monarch are convertible into up to 432,174 unregistered common shares, while the 1,000 series ‘B’ preferred shares issuable to Mercator Fund are convertible into up to 101,688 unregistered common shares.  Notwithstanding the foregoing, the aggregate number of common shares into which Monarch and Mercator Fund can convert the series ‘A’ preferred shares, after taking into consideration all other shares held by Monarch, Mercator Fund III or their affiliates, cannot exceed more than 9.99% of our outstanding common shares.  As part of the foregoing transaction, we paid to MAG, as investment advisor for the purchasers, the sum of $12,000 in cash to cover due diligence and legal fees.  Under the terms of the subscription agreement, we are prohibited from using the proceeds of this transaction for payment of any dividends or other sums to holders of series ‘A’ preferred shares, or from reducing or retiring any insider note or convertible debt held by an officer or director of the company.  We are also prohibited from entering into any debt or equity financing without the prior written approval of Monarch and Mercator Fund III until the common shares underlying the series ‘A’ preferred shares are registered.  We are also obligated to afford Monarch and Mercator Fund III a right of first refusal with respect to any capital raising financing (as opposed to joint ventures, acquisitions, compensatory or other non-capital raising financings) in which we sell debt or equity securities for cash until the earlier of August 17,2006 or the conversion of the series ‘B’ preferred shares

Cash Position and Sources And Uses Of Cash

Our cash and cash equivalents position as of September 30, 2005 was $458,006 as compared to $330,862 as of December 31, 2004.  The increase in our cash and cash equivalents for the nine-month interim period ended September 30, 2005 was attributable to $4,800,755 in cash raised through financing activities, partially offset by $3,708,032 in cash used in operating activities and $975,610 in cash used in investing activities.

Our operating activities used cash in the amount of $3,708,032 for the nine-month interim period ended September 30, 2005, as compared to $1,344,499 for the corresponding interim period in fiscal 2004.  The $2,363,533 increase in cash used in operating activities for the nine-month interim period ended September 30, 2005 reflected our net loss of $5,386,376 for that period, as decreased for non-cash deductions, such as depreciation, common stock issued for services and amortization of debt discount, and a net increase in non-cash working capital balances.  The $1,344,499 of cash used in operating activities for the nine-month interim period ended September 30, 2004 reflected our net loss of $2,331,730 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.  The significant increase in our net loss for the nine-month interim period ended September 30, 2005 over the corresponding period in fiscal 2004 is attributable to the upsizing of our operations during the latter half of 2004 and is due to our formation of Secure Risks and its acquisition of SSSI.

Our investing activities used cash in the amount of $975,610 for the nine-month interim period ended September 30, 2005, as compared to $227,946 for the corresponding interim period in fiscal 2004.  The increase in our investing activities loss for the nine-month interim period ended September 30, 2005 over the corresponding period in fiscal 2004 was principally attributed to the purchase of property and equipment for our SSSI subsidiary and is partially offset by proceeds from the sale of certain equipment of our SSSI subsidiary.

Our financing activities generated cash in the amount of $4,800,755 for the nine-month interim period ended September 30, 2005, as compared to $2,412,328 for the corresponding interim period in fiscal 2004.  The principal sources of cash for the nine-month interim period ended September 30, 2005 was the issuance of common shares in the amount of $4,600,000, the issuance of series ‘B’ preferred stock in the amount of $525,000 and proceeds received from the exercise of common share purchase warrants in the amount of $3,388, partially offset by offering costs in the amount of $277,000 and the re-purchase of previously issued common stock for $20,000.  The principal sources of cash for the nine-month interim period ended September 30, 2004 was the issuance of common shares of in the amount of $2,500,000, partially offset by offering costs of $261,463.

Capital Resources Going Forward

We have approximately $450,000 of cash on hand as of the date of this quarterly report to fund our operations going forward.  Our plan of operation for the twelve month period following the date of this quarterly report is for our Secured Risks subsidiary and its SSSI subsidiary to continue to increase sales activities; our ISR System, Shield Defense and MeiDa subsidiaries to commence the sale of their products and services.

We believe that cash generated by the operations of our Secure Risks subsidiary and its SSSI subsidiary in conjunction with increasing our available working capital will be sufficient to continue our business for the next twelve months

Based upon projected sales estimates going forward after taking into consideration the aforesaid contemplated increased sales activities, we currently have budgeted approximately $19,837,000 in costs for the twelve month period following the date of this quarterly report, including approximately  $8,746,000 in costs of goods sold; $10,821,000 in general, sales and marketing expenses, $225,000 in research and development expenses, and $45,000 for the purchase or sale of plant and significant equipment

Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products or businesses, the depletion of our working capital would be accelerated.  To the extent it become necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

Our anticipated costs are based upon our current business plan and estimates.  Our actual costs could vary materially from those estimated, particularly in the event that the projected sales revenues going forward upon which we have calculated those costs do not materialize.  Further, we could also change our current business plan resulting in a change in our anticipated costs.  See the discussion concerning forward-looking statements in that section of this quarterly report captioned “Advisements”.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment”.  This revised statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued.  Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost.  This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  For public companies that file as a small business issuer, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The adoption of SFAS 123 (Revised) will have an impact the consolidated financial statements.  If the statement had been in effect for the nine-month interim periods ended September 30, 2005 and 2004, the company would have recognized an additional expense of $1,301,996 and $257,558.

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

We have incurred an accumulated deficit in the amount of $14,989,700 from our inception through September 30, 2005, and continue to incur operating losses through the date of this quarterly report.  While our management believes that we will attain breakeven in terms of cash inflows over outflows and ultimately profitability as a consequence of the anticipated growth in revenues of our SSSI subsidiary as well as the introduction of our Shield Defense, ISR Systems and MeiDa products and services to market, we will nevertheless continue to generate operating losses for an indefinite period of time, and cannot give you any assurance that the growth in revenues will occur as anticipated or at all or that we will attain break-even or profitability at any particular point in time or at all.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

We believe that cash generated by the operations of our Secure Risks subsidiary in conjunction with available working capital will be sufficient to continue our business for at least the next twelve months.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  No assurance can be given that these investors would give their consent.  Our ability to raise cash is also subject to the consent of our series ‘B’ preferred shareholders pending the effectiveness of a registration statement filed with the SEC to register the common shares into which the Series ‘B’ preferred shares may be converted.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

The market for defense, security and inventory control and tracking products and services is intensely competitive and characterized by rapidly changing technology, evolving industry standards, and price competition.  There are no substantial barriers to entry, and we expect that competition will be intense and may increase.  Many of our existing competitors may have substantially greater financial, product development, technical and marketing resources, larger customer bases, longer operating histories, better name recognition and more established relationships in the industry.  As a result, certain of these competitors may be able to develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their products and services, or aggressively reduce their sales prices below the our costs. We cannot assure you that we will be able compete successfully with existing competitors or new competitors.

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

We currently have no internal sales, marketing and distribution capabilities for our Shield Defense, ISR Systems and MeiDa products and services, and will rely extensively on third-party licensees, strategic partners or third party marketing and distribution companies to perform a significant part of those functions.  As a consequence of that reliance, our ability to effectively market and distribute those products will be dependent in large part on the strength and financial condition of others, the expertise and relationships of those third-parties with customers, and the interest of those parties in selling and marketing our products.  Prospective third-party licensees, strategic partners and marketing and distribution parties may also market and distribute the products of other companies.  If our relationships with any third-party licensees, strategic partners or marketing and distribution partners were to terminate, we would need to either develop alternative relationships or develop our own internal sales and marketing forces to continue to sell those products.  Even if we are able to develop our internal sales, marketing and distribution capabilities, these efforts would require significant cash and other resources that would be diverted from other uses, if available at all, and could cause delays or interruptions in our product supply to customers, which could result in the loss of significant sales or customers.  We can give you no assurance that we will be successful in our efforts to engage licensees, strategic partners or third party marketing and distribution companies to meet our sales, marketing and distribution requirements for those products.

We intend to rely upon the third-party manufacturers or suppliers to manufacture our Shield Defense, ISR Systems and MeiDa products.  Should these manufacturers fail to perform as expected, we will need to develop or procure other manufacturing sources, which would cause delays or interruptions in our product supply and result in the loss of significant sales and customers.

We currently have no internal manufacturing capability for our Shield Defense, ISR Systems and MeiDa products, and will rely extensively on licensees, strategic partners or third party contract manufacturers or suppliers.  Should we be forced to manufacture our Shield Defense products, we cannot give you any assurance that we will be able to develop an internal manufacturing capability or procure third party suppliers.  Moreover, we cannot give you any assurance that any contract manufacturers or suppliers we procure will be able to supply those products in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

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

We anticipate that a material portion of the revenue we expect from our Cobra StunLightTM product will come from consumer markets, while a small portion of the revenue we expect from our Riot Defender Projectile Launcher product will also come from consumer markets.  Some states currently impose regulations or licensing requirements on the sale or use of these products.  Some foreign jurisdictions may also impose regulations or licensing requirement.  The process of obtaining regulatory approval could be lengthy and be very costly, if approval can be obtained at all.   If we fail to comply with these requirements, we could be subjected to enforcement actions such as an injunction to stop us from marketing the product at issue or a possible seizure of our assets.  We intend to work diligently to assure compliance with all applicable regulations that impact our business.  We can give you no assurance, however, that we will be able to obtain regulatory approval for all of our products.  We also cannot assure you that additional regulations will not be enacted in the future that would be costly or difficult to satisfy.

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

Our officers and directors currently beneficially own or control the power to vote 23.0% of our outstanding common shares as of the date of this quarterly report, and could increase that percentage to 27.9% assuming they were to fully exercise their vested convertible securities.  As a consequence of their substantial stock holdings, these shareholders will have the ability to elect a majority of our board of directors, and thereby control our management. These shareholders will also have the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.

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

There are outstanding as of November 10, 2005 common share purchase options and warrants entitling the holders to purchase 13,855,812 common shares with a weighted average exercise price of $1.07 per share, of which 11,895,813 of these options or warrants are vested and currently exercisable.  There are also outstanding (1) 600 series ‘A’ preferred shares convertible into 8 common shares, (2) 5,250 series ‘B’ preferred shares convertible into up to 533,862 common shares, and (3) 18,714 UGC series ‘A’ preferred shares convertible into 18,714 Universal Holdings common shares based upon a $1.25 per share stated value and conversion rate.  A material portion of the options and warrants have exercise prices less than current market prices for our common shares, while a material portion of the convertible preferred shares have an as-converted cost basis slightly less than current market rates.  The existence of an exercise or cost basis in these securities less than current market rates may act as and incentive for the holder of the securities to exercise or convert the securities, and sell the shares on the public markets.  The exercise or effective conversion price for the exercise or conversion all the aforesaid convertible securities may also be less than your cost to acquire our common shares.  In the event of the exercise or conversion of these convertible securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 common and 5,000,000 “blank check” preferred shares.  Based upon the number of common shares outstanding as of November 10, 2005, we have 58,777,906 common shares available for issuance and 4,994,150 preferred shares available for issuance to meet our future equity issuance requirements, including the exercise or conversion of presently outstanding convertible securities.  Our board may generally issue those common and preferred shares, or options or warrants or convertible indebtedness to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

Our certificate of incorporation contains provisions that could make it more difficult for our shareholders to replace a majority of directors and obtain control of our board of directors.

Our certificate of incorporation (1) permits our board of directors to increase the size of our board to up to nine members, and to fill any vacancy created by a majority vote, (2) limits the right to call a special meeting of our shareholders to our President, Chairman of the Board, or our board of directors, and (3) limits the right to remove a director to the affirmative vote of holders of 80% of our voting securities. Pursuant to our certificate of incorporation, we also have a classified board of directors composed of three classes of directors, each class serving a staggered three year term.  These provisions make it more difficult for our shareholders to replace a majority of our directors and obtain control of our board of directors.

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

LEGAL PROCEEDINGS

We have summarized below (1) any legal or governmental proceedings relating to our company or properties to which we are a party which we consider to be material and which are pending as of November 10, 2005, (2) any proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us which are pending as of November 10, 2005, and (3) any such matters pending on June 30, 2005 and settled on or before November 10, 2005.

?

On January 11, 2005, we received a cease and desist letter from Pepperball Technologies, Inc. claiming that our prospective manufacture of frangible projectiles for our Python Projectile Launcher infringes on Pepperball’s patents, and further claiming that the prior President of our Shield Defense Corporation subsidiary, Mr. Dennis M. Cole, who was previously employed by Pepperball, violated his at will employment agreement by providing Universal Holdings with alleged trade secrets.  The frangible projectiles that will be manufactured by the company are protected by a patent originally issued to the U.S. Navy on November 14, 2000 (U.S. Patent No. 6,145,441).  The U.S. Navy granted Guardian Corporation the exclusive right to sell and market projectiles using this patented technology for the life of the patent pursuant to an agreement dated November 19, 2002.  In January, 2004, Guardian Corporation renewed its exclusive license to the U.S. Navy’s patent for 14 years.  We have received non-infringement opinions from patent counsel confirming that our manufacture and sale of our frangible projectiles will not infringe upon Pepperball’s intellectual property rights.  To date, we have yet to sell any frangible projectiles which undermines any claims of damages which may be asserted by Pepperball.  On January 28, 2005 we responded to Pepperball’s correspondence and we are prepared to vigorously defend its claims if necessary.  In reply, Pepperball has is demanding that we provide them with exemplars of our products so that they may make an independent determination as to whether our design infringes on their patents.  We are taking the matter under advisement.

?

On May 13, 2005, the company received notification from Colt Manufacturing Company, LLC advising that Colt will contest our application for the trademark “Python Defender”.  Colt advises that it has independently trademarked both the words “Python” and “Defender” and that our attempt to use a combination of both will create confusion in the marketplace.  Colt has therefore demanded that we cease and desist from the marketing and sale of the Python Defender product.  Colt has filed an opposition with the United States Patent and Trademark Office to our trademark application.  On or about November 2, 2005, we entered into a settlement agreement with Colt whereby we agreed, inter alia, to withdraw our trademark application and not use the trademark Python Defender.  In turn, Colt agreed to withdraw its opposition to our Python Defender trademark application and agreed not to oppose our application for the trademark “Riot Defender”.

?

On July 6, 2005, William Lowe filed an action against the company entitled, “William Lowe v. Universal Guardian Holdings, Inc.” in the Superior Court of California, County of Orange, designated Case No. 05CC07893, claiming that the company breached a promise to register shares issuable to him upon exercise of a stock option to purchase 500,000 shares of the company’s common stock at an exercise price of $0.54 per share which option was granted to him for services rendered as a member of the company’s Board of Directors.  The complaint seeks damages for breach of contract, common law and securities fraud.  The complaint also seeks declaratory relief requesting that the court order that the options granted Mr. Lowe be registered.  The company timely filed an answer to the complaint, initiated discovery and commenced an investigation as to the bases upon which it could assert counterclaims against Mr. Lowe.  On or about October 14, 2005, we entered into a Settlement Agreement and Mutual General Release with Mr. Lowe whereby he agreed to (1) grant the company as well as each of its officers, directors and agents a full and unconditional release; (2) dismiss his lawsuit with prejudice against all parties; and (3) surrender all of his right, title and interest in and to the option awarded on September 9, 2004, for his service on our board of directors.  In consideration for the foregoing, the company acknowledged Mr. Lowe’s right to exercise an option to purchase 375,000 shares of stock at an exercise price of $0.75 per share.  The terms of settlement have been performed and the lawsuit is in the process of being dismissed with prejudice.

?

We have recently received conflicting demands by Mr. Seth Kaplan and The Appleby Group and its related parties for the issuance of 250,000 common shares purportedly earned as a finder’s fee in connection with our acquisition of SSSI and, more particularly, by reason of the appointment of a former director, Mr. Michael J. Stannard, to our board.  Mr. Kaplan, formerly a principal of The Appleby Group, contends that he was singularly responsible for the introduction of Mr. Stannard to Universal Holdings and, as such, was the procuring cause of the appointment thereby entitling him to compensation under a written consulting agreement, as amended July 14, 2003.  The Appleby Group, which is currently being sued by Mr. Kaplan for fraud, among other claims, contends that one of its principals, Mr. David Kennedy, introduced Mr. Stannard to Universal Holdings and is therefore entitled to a finders’ fee.  The Appleby Group, in contrast to Mr. Kaplan, does not have a written agreement with Universal Holdings relating to the entitlement to a finders’ fee.  The Appleby Group contends, however, that the company verbally agreed to the payment of compensation upon Mr. Stannard’s appointment.  We do not believe that there is a valid enforceable agreement with either the Appleby Group or Mr. Kaplan mandating the payment of a finders’ fee and will vigorously defend any claim asserted in connection therewith.  On May 18, 2005, Mr. Kaplan filed a complaint against the company seeking damages for breach of contract and the implied covenant of good faith and fair dealing, common law and securities fraud, unjust enrichment, unfair business practices and common counts.  On July 1, 2005, we filed a petition to compel binding arbitration of Mr. Kaplan’s claims. On August 8, 2005, the court granted our petition to compel arbitration and dismissed Mr. Kaplan’s lawsuit.  To date, Mr. Kaplan has yet to initiate further proceedings against the company nor has the company received any further communications from the Appleby Group in respect to their previous demands.

?

Over one year ago, we received correspondence from Sunrise Financial Group, Inc. demanding that we issue 294,661 common shares purportedly due upon the cashless exercise of an option granted pursuant to the terms of an investment banking services agreement dated April 3, 2003.  By written agreement executed by and between Sunrise and Universal Holdings dated June 12, 2003, Sunrise agreed to cancel the option in exchange for an increase in a monthly retainer fee.  By reason of this written cancellation, we have rejected Sunrise’s demand for the issuance of the stock and will vigorously defend any claim asserted in connection therewith.

?

On July 5, 2005, our subsidiary, Secure Risks, Ltd., received a demand from solicitors for Mr. John Chase, a former Secure Risks employee, claiming that the termination of Mr. Chase’s employment breached the terms of his written employment agreement.  By reason of this alleged breach, Mr. Chase claims he is entitled to statutory damages under English law as well as contract damages for the full term of the agreement.  It is our position the termination of Mr. Chase’s employment conformed with the terms and conditions of his employment agreement and did not constitute a breach.  Secure Risks retained an UK solicitor who responded to Mr. Chase’s demand.  Mr. Chase then filed a claim with the Employment Tribunal, an administrative agency which hears labor disputes in England and Wales.  Our subsidiary filed a timely response to Mr. Chase’s claims.  On October 26, 2005, Secure Risks received notice from the Employment Tribunal that a pre-hearing review and case management conference will be set shortly.  Secure Risks will continue to vigorously defend Mr. Chase’s claims.

?

On October 15, 2003, Mr. Richard E. Fields, a former employee of Guardian Corporation, filed claims for unpaid wages, car allowance, expenses and accrued vacation totaling $39,455 and related penalties with the California Labor Commissioner.  On January 18, 2005, the Labor Commissioner issued an award in favor of Mr. Fields in the amount of $61,133 against Guardian Corporation and Guardian Corporation’s President, Mr. Michael J. Skellern.  The award is final as to Guardian Corporation which has not paid this amount and is insolvent but for the potential recovery of damages in connection with the termination of Guardian Corporation’s subcontract with Northern NEF.  On February 3, 2005, Mr. Skellern filed a notice of appeal of the Labor Commissioner’s award with the San Diego County Superior Court.  The parties settled the litigation on August 23, 2005, pursuant to which the company agreed to pay Mr. Fields the sum of $37,000 in cash and to grant to Mr. Fields 18,519 common shares with a value of $25,000. The aforesaid settlement was in addition to the sum of $61,133.93 paid by the company to Mr. Fields on August 23, 2005 representing the award granted by the California Labor Commissioner.

CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales Of Unregistered Equity Securities Not Previously Reported On Form 8-K

Rule 505

We have sold or issued the following securities not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act during the three-month period ended September 30, 2005.  The offer and sale of the securities in each offering was exempt from the registration requirements of the Securities Act under Rule 506 insofar as:  (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) pursuant to Rule 506(b)(2)(i), there were no more than 35 non-accredited investors in the offering; (3) pursuant to Rule 506(b)(2)(ii), each purchaser in the offering who was not accredited either alone or with his purchaser representative had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risk of the investment, or the company reasonably believed immediately prior to making the sale that such investor came with this description; (4) no offers or sales under the offering was effected through any general solicitation or general advertising within the meaning of Rule 502(c); and (5) the transfer of the securities in the offering were restricted by the company in accordance with Rule 502(d).  Except as stated below, no underwriting discounts or commissions were payable with respect to any of the offerings.

•

On July 1, 2005, we granted to an employee common share purchase options entitling him to purchase 75,000 restricted common shares at the exercise price of $1.17 per share.  These options vest in three equal annual increments commencing July 1, 2006, and lapse to the extent unexercised on July 1, 2010.  We valued the options at $87,487 for pro forma financial statement purposes using the Black-Scholes pricing model.

•

On August 8, 2005, we granted to Messrs. Mel R. Brashears and Michael D. Bozarth, in their capacity as directors of Universal Holdings, common share purchase options entitling each of them to purchase 300,000 restricted common shares at the exercise price of $1.14 per share.  These options vest on December 31, 2005, and lapse to the extent unexercised on August 7, 2015.  We valued the options to each director at $342,000 for pro forma financial statement purposes using the Black-Scholes pricing model.

•

On August 8, 2005, we granted to Mr. Michael J. Skellern, in his capacity as an executive officer of Universal Holdings, common share purchase options entitling him to purchase 500,000 restricted common shares at the exercise price of $1.14 per share.  These options vest on September 8, 2005, and lapse to the extent unexercised on August 7, 2015.  We valued the options at $570,000 for pro forma financial statement purposes using the Black-Scholes pricing model.

•

On August 8, 2005, we granted to Mr. Bruce Braes, in his capacity as Managing Director of Secure Risks, common share purchase options entitling him to purchase 100,000 restricted common shares at the exercise price of $1.14 per share.  These options vest in two equal trances on December 16, 2005 and June 16, 2006, and  lapse to the extent unexercised on August 7, 2015.  We valued the options at $114,000 for pro forma financial statement purposes using the Black-Scholes pricing model.

•

On August 8, 2005, we granted to Mr. Mark V. Asdourian, in his capacity as an executive officer of Universal Holdings, common share purchase options entitling him to purchase 300,000 restricted common shares at the exercise price of $1.14 per share.  These options vest on September 8, 2005, and lapse to the extent unexercised on August 7, 2015.  We valued the options at $342,000 for pro forma financial statement purposes using the Black-Scholes pricing model.

Rule 505

We have sold or issued the following securities not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Rule 505 of Regulation D promulgated under Section 3(b) of the Securities Act during the three-month period ended September 30, 2005.  The offer and sale of the securities in each offering was exempt from the registration requirements of the Securities Act under Rule 505 insofar as:  (1) pursuant to Rule 505(b)(2)(i), the aggregate offering price for the offering did not exceed $5,000,000, less the offering price of all securities sold within the twelve months preceding the start of and during the offering of securities under Rule 505 or in reliance upon any exemption under Section 3(b) of the Securities Act of 1933 or in violation of Section 5 of the Securities Act of 1933; (2) pursuant to Rule 505(b)(2)(ii), there were no more than 35 non-accredited investors in the offering; (3) no offers or sales under the offering was effected through any general solicitation or general advertising within the meaning of Rule 502(c); and (4) the transfer of the securities in the offering were restricted by the company in accordance with Rule 502(d).  Except as stated below, no underwriting discounts or commissions were payable with respect to any of the offerings.

Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or Modification Of Any Other Class Of Securities

On August 17, 2005, we filed a Certificate of Designations with the Delaware Secretary of State pursuant to which we amended our Certificate of Incorporation to create a class of 5,250 shares of series ‘B’ convertible preferred stock from our authorized preferred stock.  The series ‘B’ preferred shares carry a $525,000 liquidation preference, are entitled to participate with our common shares with respect to dividends on an “as-if” converted basis, and are convertible into a total of 480,493 common shares, subject to adjustment.  The series ‘B’ preferred shares are non-voting, do not accrue dividends (other than the aforesaid right to participate with common shares), and carry no redemption rights.

Use Of Proceeds Of Registered Offerings

Not Applicable.

Repurchases Of Equity Securities

During the three-month interim period ended September 30, 2005, we did not repurchase any equity securities.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on October 6, 2005.  At that meeting our shareholders passed the following resolutions by the following votes in person or by proxy:

•

To re-elect Messrs. Michael J. Skellern, Mel R. Brashears and Michael D. Bozarth as directors by votes of 33,702,037, 33,714,857 and 33,712,857 shares in favor, respectively, and 81,720, 68,900 and 70,900 shares withheld, respectively, representing the approval of each director by 99.8% of the shares entitled to vote with respect to each director.  There were no broker non-votes.  In order to implement a classified or staggered board as required by our certificate of incorporation, following the meeting our board of directors designated Mr. Bozarth to serve as a Class I director and to serve an initial one-year term, Mr. Brashears to serve as a Class II director and to serve an initial two-year term, and for Mr. Skellern to serve as a Class III director and to serve an initial full three-year term.

•

To approve an amendment to our certificate of incorporation to increase the number of common shares we are authorized to issue from 50,000,000 shares to 100,000,000 shares by a vote of 32,654,478 shares for, 1,107,109 shares against, and 22,170 shares abstaining, representing the approval of 96.7% of the shares entitled to vote.  There were no broker non-votes.

•

To ratify the adoption of the Universal Guardian Holdings, Inc. 2005 Stock Incentive Plan by a vote of 12,853,554 shares for, 1,164,697 shares against, and 43,420 shares abstaining, representing the approval of 91.4% of the shares entitled to vote.  There were 19,722,097 broker non-votes.

•

To ratify the appointment of AJ Robbins P.C. to serve as our independent auditors for our pending fiscal year which will end December 31, 2005 by a vote of 33,719,379 shares for, 1,241,091 shares against, and 146,602 shares abstaining, representing the approval of 95.1% of the shares entitled to vote.  There were 5,743,010 broker non-votes.

OTHER INFORMATION

Matters Not Previously Reported On Form 8-K

See “Submission Of Matters To A Vote Of Security Holders” above.

Voluntary Reports

Not Applicable.

Material Changes To Director Nominee Procedures

There have been no material changes to the procedures by which our shareholders may recommend nominees to our board of directors since our last disclosure of those procedures pursuant to SEC rules.

EXHIBITS

10.1

Executive Employment Agreement dated October 7, 2005 between ISR Systems, Inc. and Herbert P. Goertz*

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

Dated at Newport Beach, California, this 14th day of November, 2005.

UNIVERSAL GUARDIAN HOLDINGS, INC.
By:	/s/ Michael J. Skellern
Michael J. Skellern Chief Executive Officer and President (principal executive officer)
By:	/s/ Marian J. Barcikowski
Marian J. Barcikowski Chief Financial Officer (principal accounting and financial officer)