Form 10KSB
period 2005-12-31
UNIVERSAL GUARDIAN HOLDINGS INC
filed 2006-04-19
CIK 859916

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10–KSB

_________________

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(g) of the Exchange Act:   ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:   Yes   ☐   No   ☒

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   ☐

The issuer’s revenues for its most recent fiscal year (fiscal 2005) was $14,173,833.

The aggregate market value of the issuer’s voting and non-voting common equity held by the issuer’s non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days, was $13,062,000 as of April 10, 2006.

The number of shares outstanding of each of the issuer’s classes of stock as of as of April 10, 2006, the latest practicable date, was 45,874,075shares of common stock (voting common equity);  600 shares of series ‘A’ convertible preferred stock (non-voting preferred equity); and 5,250 shares of series ‘B’ convertible preferred stock (non-voting preferred equity).

Documents Incorporated By Reference

The issuer has not incorporated by reference into this annual report: (1) any annual report to the issuer’s securities holders, (2) any proxy or information statement, or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act.

TABLE OF CONTENTS
Page

BUSINESS

1

Overview

1

Corporate History And Development

2

Markets; Competition; Product Advantages

6

Marketing and Distribution Strategy

7

Manufacturing Capacity

7

Research and Development

8

Patents and Licenses

8

Government Regulation

8

Subsidiaries

8

Employees

9

PROPERTIES

9

FINANCIAL STATEMENTS AND SUMMARY FINANCIAL DATA

9

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

10

General

10

Overview

10

Universal Guardian Corporation; Discontinued Operations; Reverse Acquisition

10

Other Acquisitions

11

Results of Operations

11

Liquidity and Capital Resources

14

Off-Balance Sheet Arrangements

17

Critical Accounting Policies

17

Recent Accounting Pronouncements

17

UNCERTAINTIES AND RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

18

Risks Relating To Our Business

18

Risks Relating To An Investment In Our Securities

22

LEGAL PROCEEDINGS

26

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

27

MARKET PRICE OF AND DIVIDENDS ON OUR COMMON SHARES AND RELATED STOCKHOLDER MATTERS

28

Description Of Market

28

Dividend Policy

28

Recent Repurchases Of Equity Securities

28

Recent Sales Of Unregistered Securities

29

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

30

CONTROLS AND PROCEDURES

30

Evaluation Of Disclosure Controls And Procedures

30

Evaluation Of Changes In Internal Control Over Financial Reporting

30

Material Weaknesses in Collecting And Processing Financial Information

31

DIRECTORS AND EXECUTIVE OFFICERS

31

EXECUTIVE COMPENSATION

32

OWNERSHIP OF OUR SECURITIES BY BENEFICIAL OWNERS AND MANAGEMENT

32

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

32

CODE OF ETHICS

32

OTHER INFORMATION

32

-i-

EXHIBITS

32

ANNUAL CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005 (AUDITED)

37

Report of Independent Registered Public Accounting Firm

1

Consolidated Balance Sheet

2

Consolidated Statements Of Operations And Other Comprehensive Loss

3

Consolidated Statements Of Stockholders’ Equity (Deficit)

4

Consolidated Statements Of Cashflow

8

Notes To Consolidated Financial Statements

11

SIGNATURES OF EXECUTIVE OFFICERS AND DIRECTORS

38

-ii-

ADVISEMENTS

The information set forth in the section of this annual report captioned “Business” is current as of April 10, 2006, unless an earlier or later date is indicated in that section.  The information set forth in the sections of this annual report other than “Business” is current as of December 31, 2005, unless an earlier or later date is indicated in those sections.

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

In this annual report we make a number of statements, referred to as “forward-looking statements”, which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results.  These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances.  You can generally identify forward-looking statements through words and phrases such as “seek”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “budget”, “project”, “may be”, “may continue”, “may likely result”, and similar expressions.  When reading any forward looking statement you should remain mindful that actual results or developments may vary substantially from those expected as expressed in or implied by that statement for a number of reasons or factors, such as those relating to:  (1) whether or not markets for our products and services develop and, if they do develop, the pace at which they develop; (2) our ability to attract the qualified personnel to implement our growth strategies, (3) our ability to develop sales, marketing and distribution capabilities; (4) the accuracy of our estimates and projections; (5) our ability to fund our short-term and long-term financing needs; (6) changes in our business plan and corporate strategies; and (7) other risks and uncertainties discussed in greater detail in the sections of this annual report, including those captioned “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” and “Uncertainties And Other Risk Factors That May Affect Our Future Results And Financial Condition”.

Each forward-looking statement should be read in context with, and with an understanding of, the various other disclosures concerning our company and our business made elsewhere in this annual report as well as other public reports we file with the United States Securities and Exchange Commission (the “SEC”).  You should not place undue reliance on any forward-looking statement as a prediction of actual results or developments.  We are not obligated to update or revise any forward-looking statement contained in this annual report to reflect new events or circumstances unless and to the extent required by applicable law.

-iii-

BUSINESS

Overview

Universal Guardian Holdings, Inc. is a holding company whose subsidiaries provide a comprehensive range of security products, systems, and services designed to mitigate terrorist and security threats worldwide.  Our subsidiaries provide a variety of security applications for transportation, global supply chain visibility and security, maritime security and critical infrastructure protection for government and multi-national businesses throughout the world.

Unless the context requires otherwise, “we,” “us,” “our”,  and the “company” and similar terms collectively refer to Universal Guardian Holdings, Inc. and our subsidiaries, while the term “Universal Holdings” refers to Universal Guardian Holdings, Inc. in its individual corporate capacity.

Our service group, comprised of our Secure Risks Ltd. subsidiary (“Secure Risks”), and its Strategic Security Solutions International Ltd. (“SSSI”), Secure Risks Pakistan, Ltd., Secure Risks Asia Pacific, Ltd. and Secure Risks Venezuela, Ltd. Subsidiaries, provide comprehensive risk mitigation solutions and strategic security services, to protect government and commercial assets worldwide.  Services proved by Secure Risks and its subsidiaries include threat assessment, risk analysis, country risk management, business intelligence, corporate investigations, information assurance, insured services, kidnap and ransom, intellectual property and brand protection, identification theft and investigations of fraud, money laundering, stock manipulation, as well as tactical security including executive and diplomatic protection and training.  Secure Risks and SSSI provide their services through regional branch offices located in London, Kabul, Jakarta, Pakistan, Hong Kong, Singapore, Dubai, Caracas and Los Angeles (Newport Beach).  A significant portion of our revenues from January 1, 2004 to date have been generated by SSSI from operations outside of the United States.

Our product group, which is comprised of our Shield Defense International Ltd. (“SDI”) and Shield Defense Corporation (“SDC”) subsidiaries and SDI’s Shield Defense Europe GmbH (“SDE”) subsidiary (collectively with SDI, “Shield Defense”), focus on designing, producing and marketing non-lethal or less-lethal personal protection devices and projectiles for use by global military, law enforcement, private security and consumer personal protection markets.  Shield Defense has recently completed development of two products which we have recently introduced to the market.  The first of these products, the Cobra StunLight™, is a heavy-duty high-intensity LED flashlight designed to provide escalating use-of-force options to the user by illuminating its target and launching a laser-aimed, high-pressure stream OC (pepper spray) which causes temporarily blindness, respiratory breathing difficulty and a burning sensation of the skin to debilitate assailants from safe stand-off distances up to 20 feet.

The second product, the Riot Defender™, is for use by law enforcement and military as a non-lethal use-of-force compliance tool for suspects and to control civil disturbances. The Riot Defender™, is a semi-automatic projectile launcher which can debilitate an assailant using a proprietary frangible projectile, originally developed by the U.S. Navy, at an effective range of more than 50 feet.  A frangible projectile is one which breaks-up upon impact, thereby reducing the risk of injury to the suspect.  The Riot Defender™ has the capacity of ten projectiles in the pistol configuration, and 180 projectiles in the carbine configuration, and can be supplied with a laser-aiming device for better precision and accuracy.  The device can use four projectile variants, including OC powder, inert powder, glass-shattering and marking.  Each projectile has a specific use ranging from individual suspect temporary incapacitation to crowd control.  We are currently developing international manufacturing, sales and marketing channels to facilitate the introduction of these products to the targeted markets.

We have recently shipped StunLight™ products to Mexico and law enforcement distributors in the United States including U.S. Cavalry, a leading law enforcement and military catalogue company.  We are currently conducting pilot programs for our Cobra StunLight™ product with the Los Angeles County and San Diego County Sheriff’s Departments which we hope will lead to order from these agencies.  As between our various subsidiaries, SDI focuses on manufacturing the Shield Defense products; SDE focuses on sales and marketing activities in the European market; and SDC focuses on sales and marketing activities throughout the rest of the world.

Our systems group, comprised of our ISR Systems Corporation subsidiary (“ISR Systems”) and its MeiDa Information Technology, Ltd. subsidiary (“MeiDa”), provide proprietary integrated and interoperable asset tracking and monitoring systems for government and commercial global supply chain logistics, inter-modal transportation, maritime and seaport security.  Our T/3 Asset Tracking and Monitoring platform includes asset tracking hardware and fully localized software which provides real-time global asset tracking, visibility and data management from point of origin to final delivery. Our RFID Ready™ platform provides turn-key solutions to meet emerging RFID system mandates for international retailers to improve supply chain efficiencies, visibility and security throughout their global supply chain.  We are currently introducing RFID Ready™ to major retailers and their suppliers in the United States, Asia and Europe.  We are also marketing our Container Guardian™, SupplyChain™ and Explosive Guardian™ systems to the transportation and explosive industries.  As of the date of this annual report, we have realized minimal revenue from this platform.

As of April 10, 2006, we had issued and outstanding 45,874,075shares of common stock, 600 shares of series ’A’convertible preferred stock, 5,250 shares of series ‘B’,nvertible preferred stock, and common share purchase options and warrants entitling the holders to purchase up to 13,400,812 shares of common stock.  Our Universal Guardian Corporation subsidiary (“Guardian Corporation”) also had issued and outstanding 18,714 series ‘A’ preferred shares (“UGC series ‘A’ preferred shares”) held by shareholders other than Universal Holdings.  Each of these shares is convertible into either one Guardian Corporation common share (“UGC common shares”) or one Universal Holdings common share.

Our common shares trade on the NASD Over-The-Counter Bulletin Board, also called the OTCBB, under the trading symbol “UGHO”.

Our corporate offices are located at 4695 MacArthur Court, Suite 300, Newport Beach, California 92660.  Our telephone number is (949) 861-9295.

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

On October 25, 2002, in contemplation of the possible acquisition of a new business through the acquisition of a new company, our board of directors and shareholders approved a plan whereby our board was authorized, among other things, to (1) change our name to a new name selected by our board, (2) effectuate a reverse stock split in our common stock in a ratio of not less than one for ten and not more than one for thirty, as determined by our board, and (3) sell our three subsidiaries as of that date, Hollywood Partners, Inc., Avenue of the Stars Entertainment, Inc. and Hall of Fame Pro, Inc., as well as our domain name “HollywoodPartners.com.”  On December 4, 2002, we entered into a Share Exchange Agreement and Plan of Reorganization with Guardian Corporation and its shareholders pursuant to which those shareholders would exchange their common shares in Guardian Corporation for Universal Holdings common shares and acquire control of the company (the “UGC Acquisition Agreement”).  Guardian Corporation was a private company formed under the laws of Nevada on March 28, 2001 by Mr. Michael Skellern, our current Chairman of the Board, President and Chief Executive Officer, to develop security technologies, products and services for military, government and commercial markets.  Pursuant to and in anticipation of the UGC Acquisition Agreement, as subsequently amended on December 16, 2002, we: (1) effected a 1 for 20 reverse stock split on December 3, 2002 pursuant to which we reduced our outstanding common shares to 4,848,014 shares and reduced the number of common shares purchasable under our outstanding options and warrants to 1,779,875; (2) changed our name to Universal Guardian Holdings, Inc. effective December 6, 2002; and (3) issued 11,300,000 common shares to the Guardian Corporation shareholders on December 31, 2002.  Prior to the transaction, we transferred our subsidiaries and the right to use our domain name to our shareholders.  The terms of the exchange were determined by the parties on an arms-length negotiated basis.  No independent valuation was sought from a business and technology appraiser or other third party due to financial constraints.

At the time we entered into the UGC Acquisition Agreement, Guardian Corporation was owned by five shareholders, including Mr. Skellern who owned approximately 40% of Guardian Corporation’s common shares, and two series ‘A’ preferred shareholders.  As a consequence of the UGC Acquisition Agreement, we:  (1) acquired 100% of Guardian Corporation’s common shares and 92.4% of its total capital stock after taking into consideration the outstanding series ‘A’ preferred shares; and (2) the Guardian Corporation shareholders acquired approximately 70% of our outstanding common shares, and 69.1% of our total capital stock after taking into consideration 600 series ‘A’ preferred shares issued by the company prior to the acquisition which remained outstanding after the transaction.  We valued the acquisition of Guardian Corporation at $104,855 based upon the historical cost of our net liabilities assumed on the books of Guardian Corporation.

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

On August 31, 2002, three months prior to our acquisition of Guardian Corporation, Guardian Corporation acquired The Harbour Group, Inc. (“Harbour Group”) pursuant to a share exchange.  Harbour Group was a private Virginia company formed in December 2001 which provided engineering services for waterside security that was complementary to an integrated security platform under development by Guardian Corporation.  As a consequence of this transaction, Harbour Group became a wholly-owned subsidiary of Guardian Corporation, and Harbour Group’s shareholders acquired approximately 15% of Guardian Corporation’s outstanding common shares.

Prior to the acquisition by Guardian Corporation, Harbour Group was a subcontractor to Northern NEF, Inc., now known as CompuCom Federal Systems, which provided waterside security contracting services to U.S. Naval Criminal Investigative Services (“NCIS”).  This subcontract was originated and managed by the President of Harbour Group prior to Guardian Corporation’s acquisition of the company.  In February 2003, Guardian Corporation discovered a series of over-billing to the government by Harbour Group. Guardian Corporation subsequently initiated a self-disclosure regarding the over-charges to U.S. Navy officials, and credited the over-billings on its accounts to the Navy.  The President of Harbour Group was terminated on February 25, 2003.  Based upon our discussions with the U.S. Navy, we believe Guardian Corporation and the company to be in good standing with the Navy and do not anticipate any further action with respect to this matter.

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

On February 13, 2004, we acquired Emerging Concepts, Inc. pursuant to a share exchange.  Emerging Concepts is a private California company formed in January 1987 which historically was engaged in the business of providing surveillance and reconnaissance systems, sensors and engineering services.  Emerging Concepts provided those systems and services to U.S. military and national security agencies, including the U.S. Navy, U.S. Air Force, U.S. Border Patrol, and major defense industry leaders such as Lockheed Martin, Northrop, Boeing, Raytheon, BAE and United Defense.  We agreed to issue 51,908 restricted shares, with a value of $20,000 based upon the average closing price of our common shares over the 30 day period prior to the closing, to the shareholders of Emerging Concepts in exchange for their shares, including the President of Emerging Concepts, Mr. Delmar R. Kintner.  We later cancelled the issuance before delivery of the shares in lieu of a cash payment of $20,000.  The primary purpose of the acquisition was to utilize the established relationships between Emerging Concepts and the military and national security agencies and defense industry companies to market our products and technologies.  The principal asset of Emerging Concepts other than its relationships is its personnel holding secret clearances and facility clearances, which we estimate would cost more than $50,000 to procure were we to file new applications with the U.S. government for such clearances.  The terms of the share exchange were determined by the parties on an arms-length negotiated basis.  No independent valuation was sought from a business and technology appraiser or other third party due to financial constraints.  There was no relationship between Universal Holdings, including our officers, directors and shareholders, and Emerging Concepts, including its officers, directors and shareholders, prior to the share exchange.  No finder’s fees or other forms of consideration were paid by Universal Holdings or Emerging Concepts or our respective officers, directors or shareholders in connection with the share exchange.

On February 24, 2004, we changed the name of Emerging Concepts to ISR Systems Corporation (“ISR Systems”).  We have since decided to centralize all of our more recent integrated security system development activities, products, technologies and services into this corporation.

On July 1, 2004, we acquired our Secure Risks subsidiary.  Secure Risks was an inactive numbered limited liability company organized under the laws of the United Kingdom and Wales on December 16, 2003 that had never appointed officers or directors or conducted any business. We acquired the Secure Risks corporate shell as a corporate vehicle to provide comprehensive business and governmental risk solutions and strategic security services and to acquire Strategic Security Solutions International Ltd. as discussed below and continue its operations.

On July 1, 2004, Secure Risks acquired all of the shares of Strategic Security Solutions International Ltd. (“SSSI”), together with its affiliated companies Strategic Security Solutions International (B.V.I.) Limited and Tag 24 Limited pursuant to a share exchange.  SSSI was a private United Kingdom and Wales limited liability company formed on September 23, 1998 which provided strategic and tactical security services to established and emerging governments, military services, multi-national corporations and high profile business and individual clients around the globe.  SSSI services include maritime and port security, threat and vulnerability assessments, security planning and system design, executive protection and travel risk management, tactical armed security, assets in transit, crisis management, contingency planning, incident management and evacuation, executive and diplomatic protection and training, physical security training, weapons and self-defense training and government training.  Pursuant to the terms of an Agreement And Plan Of Share Exchange dated June 28, 2004 and effective July 1, 2004, we issued 4,101,494 unregistered Universal Holdings common shares, with a value of $3,240,180 based upon the trading price of those shares, to SSSI’s five shareholders-employees, Messrs. Bruce M. Braes, Ian Schriek, Richard Kuhn, John Chase and Richard Lumpkin, each of whom executed agreements to perform services to Secure Risks.  The terms of the share exchange were determined by the parties on an arms-length negotiated basis.  No independent valuation was sought from a business and technology appraiser or other third party due to financial constraints.  There was no relationship between Universal Holdings, including our officers, directors and shareholders, and SSSI, including its officers, directors and shareholders, prior to the share exchange.  No finder’s fees or other forms of consideration were paid by Universal Holdings or SSSI or our respective officers, directors or shareholders in connection with the share exchange.

On May 1, 2004, we formed a new wholly-owned Hong Kong subsidiary named Shield Defense International Ltd.  Our intent in forming Shield Defense International was to establish an off-shore corporate entity to manufacture our new non-lethal and less-lethal weapon and projectile development activities off-shore, and to centralize all of our non-lethal and less-lethal weapon and projectile development activities, products, technologies and services in that company while retaining domestic marketing and sales activities in Shield Defense Corporation.

On April 29, 2005, our Shield Defense International subsidiary formed Shield Defense Europe to focus on sales in the European market.

On October 7, 2005, our ISR Systems subsidiary acquired all of the outstanding capital stock of MeiDa from its ten shareholders pursuant to a Share Exchange Agreement and Plan of Reorganization entered into on August 31, 2005.  MeiDa is a Hong Kong corporation which provides a radio frequency identification (RFID) solution offering a turn-key package that includes software, hardware, retailer integration and systems management that improves global supply chain logistics and operations and meets international RFID mandates.  MeiDa’s technology consolidates multiple manufacturing sites and retailer distribution centers into one snap shot for global visibility of goods movement.  As consideration, ISR Systems agreed to pay 2,272,727 Universal Holdings common shares to MeiDa’s shareholders in two tranches, of which 1,000,000 shares would be delivered following the closing on October 7, 2005 subject to delivery by the MeiDa shareholders of their shares, and the balance would be delivered on or before October 31, 2006.  All Universal Holdings shares were delivered by January 2006.  The shareholders of MeiDa are Euro China Group AG; Linkena Anstalt; Transgaria Stiftung, Vaduz; Christopher John & Alexa-Katrin Terry; Thomas Goertz; Wettstein URS; Timo Kipp; Guenter Guest Supplies Ltd.; Roman Kainz as trustee for Hans Deiter; and Roman Kainz as trustee for Deitmar Lillig.  We valued the transaction at $3,000,000 based on the volume average weighted price (“VAWP”) of our common shares for the 15 days preceding the entering into of the Share Exchange Agreement and Plan of Reorganization.  The terms of the exchange were determined by the parties on an arms-length negotiated basis.  No independent valuation was sought from a business and technology appraiser or other third party due to financial constraints.  There was no relationship between Universal Holdings, including our officers, directors and shareholders, and MeiDa, including its officers, directors and shareholders, prior to the share exchange.  No finder’s fees or other forms of consideration will be paid by Universal Holdings or MeiDa or our respective officers, directors or shareholders in connection with the share exchange.  Mr. Herbert P. Goertz has continued as a director and chief executive officer of MeiDa, and received 505,051 common shares through Linkena Anstalt, which he owns and controls.

Markets; Competition; Product Advantages

Security Services

We provide strategic and tactical security services to established and emerging governments, military services, multi-national corporations and businesses around the globe through our Secure Risks and SSSI subsidiaries.  SSSI services include maritime and port security, threat and vulnerability assessments, security planning and system design, executive protection and travel risk management, tactical armed security, assets in transit, crisis management, contingency planning, incident management and evacuation, executive and diplomatic protection and training, physical security training, weapons and self-defense training and government training.  All of our revenues since June 2004 have been generated through the provision of these security services.

Cobra StunLight™

The markets for our Cobra StunLight™ products are generally the military, law enforcement, private security and consumer markets which will use our products as an everyday, escalating use-of-force compliance device to debilitate suspects, assailants or prisoners, and, in the case of the consumer personal protection market, for use as a home and auto personal protection device to defend against assailants.

Competing devices presently in the market include:

•

TASER® brand conducted-energy weapons.  These products utilize compressed nitrogen to shoot two small probes up to 15 or 21 feet (21 foot cartridges sold to law enforcement and aviation security agencies only). These probes are connected to the weapon by high-voltage insulated wire. When the probes make contact with the target, the TASER® energy weapon transmits powerful electrical pulses along the wires and into the body of the target.  These weapons have been implicated in a number of deaths since their inception.  The TASER® is a specialty weapon generally used by a relatively small portion of law enforcement, military, private security and consumer markets given licensing requirements and other regulatory restrictions governing its use.  The Cobra StunLightTM is a less-expensive “everyday use” multi-purpose product for those markets insofar as it can be readily carried by law enforcement or security personnel on their persons as part of their equipment (these personnel generally do not carry a TASER® with them), and the use of OC (pepper spray) is not subject to the higher level of regulation as the TASER® device.

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

Riot DefenderTM

The market for our Riot DefenderTM line of products are generally military and law enforcement agencies which will use the device for non-lethal use-of-force compliance for crowd and riot control.  We believe that the Riot DefenderTM and its patent pending Riot Ball non-lethal projectile, are innovative products in this market insofar as launcher flexibility in various applications and projectile performance when compared to other products currently on the market. This will give law enforcement officers and military commanders flexibility and improved performance that is not available today.

The principal competing device presently in the market is the powder-released OC (pepper powder ball) marketed by Jaycor Tactical Systems, Inc.  This product utilizes Tippmann Paintball markers to launch a standard-sized .68-inch paintball-type sphere containing OC (pepper powder).  Jaycor is positioning its company around this single OC (Pepper Ball) product and launcher.

ISR Systems Platform

A large potential worldwide market exists for ISR Systems’ proprietary, integrated and interoperable, T/3 asset tracking, monitoring and global command and control platform.  Our T/3 platform can be used by commercial and government global supply chains to provide increased logistics efficiencies, visibility and security, including intermodal transportation and the shipment of hazardous and classified materials, controlled substances, and other high-value and sensitive goods.  Our integrated and interoperable security platforms include systems designed to protect military and government facilities including embassies, ports, airports, jails, prisons and border crossings, and businesses which need to protect commercial and industrial facilities such as petroleum, chemical and explosives suppliers and distributors. Competition is fragmented in the defense and security industries and is dominated by small specialty system integrators who develop site-specific system designs and utilize a number of subcontractors to assemble, integrate and install these “one-off” security systems utilizing a multitude of sensor suppliers.  Integrators range from Lockheed Martin to small local security firms.  ISR Systems’ integrated and interoperable systems incorporate “end-to-end” visibility and security solutions to secure entire threat environments with our branded modular security platforms utilizing proprietary hardware and software and OEM suppliers.  ISR Systems’ end-to-end systems starts with threat and vulnerability assessments, risk analysis, security plan and modular system which is supported by our T/3 Global Command and Control Center which provides secure data collection, real-time network and security monitoring and notification.  Our T/3 Asset Tracking and Monitoring platform is modular and scaleable system and can currently be deployed worldwide. Our RFID Ready™ provides immediate source-based RFID tagging for major retailers and their suppliers in the United States, Asia and Europe.  Our business models are based on systems sales and recurring revenues from systems monitoring, maintenance and services.

Competitors in this market include Savi Technologies, Tyco Corporation and Symbol Technologies.  We believe that our T/3 Platform and RFID Ready™ Platform have definitive competitive advantages in functionality, performance, flexibility, delivery and costs over these competitors.

Marketing and Distribution Strategy

In the case of our Cobra StunLightTM and Riot DefenderTM products, we intend to manage global marketing and sales from our various regional offices and to utilize sales agents, distributors and dealers to distribute our products to military, law enforcement, commercial security and consumer distribution channels, while developing a small internal sales and marketing staff to monitor and manage those activities and to directly market and distribute our products to selected customers.  We may also explore joint venture and other strategic relationships.

Marketing of our T/3 Asset Tracking and Monitoring Platform and RFID Ready™ source tagging which will be sold to retailers and their suppliers will be managed by senior business development managers in United States, Asia and Europe.  Our managers will establish national accounts and establish system and software resellers.

Manufacturing Capacity

We will rely upon third party Original Equipment Manufacturers (OEM) and/or joint-venture partners to satisfy future production as we introduce our products and systems to market.  We currently have in place an OEM contract manufacturer for our Cobra StunLightTM product, and are in the process of final equipment installation and pilot production runs of our RiotBall™ non-lethal frangible projectiles used by our Riot DefenderTM.  Our Riot DefenderTM product will also utilize strategic manufacturing relationships with manufacturers and engineering consultants.  We currently utilize OEM contract manufacturer for our T/3 tracking devices, RFID chips for our RFID labels and Product Authentication technology.

Our contract manufacturers are specialist contract manufacturers who produce our branded products and components to our design specifications under terms that require consistent adherence to product specifications, quality control standards and service levels.  We are currently negotiating terms and conditions that will provide for production expansion and expanded gross profit margins as sales increase.

Research and Development

We currently conduct research and development activities either in-house or through engineering consultants.  We recorded no research and development expenses in fiscal 2004 or 2005.  We have budgeted $375,000 for research and development for fiscal 2006.

Patents and Licenses

On October 23, 2003, we filed an application captioned “Laser and Tear Gas Equipped Self Defense LED Flashlight” with the United States Patent and Trademark Office.  This application covers our Cobra StunLightTM  product and was filed by Messrs. Dennis M. Cole and Michael J. Skellern.  Messrs. Cole and Skellern have since assigned all of their rights to that application to the company.  We have since filed four patent applications relating to improvements to the first patent.  These patent applications are still under review and we are responding to the office actions as appropriate as of the date of this annual report.

The frangible projectile used with our Riot DefenderTM was originally patented by the U.S. Navy on November 14, 2000 (patent no. 6,145,441), captioned “Frangible payload-dispensing projectile” which expires on April 2, 2018.  The U.S. Navy granted Guardian Corporation the exclusive right to sell and market projectiles using this patented technology for the life of the patent in an agreement dated November 19, 2002.  In January of 2004 Guardian Corporation renewed its exclusive license to the U.S. Navy’s non-lethal frangible projectile patent for 14 years.  We have since filed a patent application relating to improvements to the first patent, which is still under review as of the date of this annual report.

All of our scientific personnel have executed non-disclosure agreements that reserve ownership of intellectual property with the Company.  Universal Holdings and each of our subsidiaries require non-disclosure and non-circumvention agreements from all potential vendors, consultants, manufacturers, agents and employees.

Government Regulation

Every state allows the sale of OC (pepper spray) aerosol products to law enforcement agencies or military personnel without regulation or licensing, while approximately 48 states allow the sale of these products to other consumers without regulation or licensing other than limiting the quantity of chemical contained in the product.  California, for instance, which is one of the most stringent state, limits consumer OC (pepper spray) or CS (tear gas) aerosol products to 2.5 oz.  We will probably market two versions of our Cobra StunLightTM product to satisfy these regulations, a consumer version carrying a 2.5 oz canister, and a law enforcement version that carries a larger canister.

Every state allows the sale of projectile launcher products to law enforcement agencies or military personnel without regulation or licensing, while approximately 37 states allow the sale of these products to other consumers without regulation or licensing.  Since we do not believe there will be a high level of consumer demand for our Riot DefenderTM products, we do not consider the limitations placed on the consumer market to be material.

Subsidiaries

We directly or indirectly own eleven active wholly-owned operating subsidiaries:  Secure Risks Ltd., Strategic Security Solutions International Ltd., Shield Defense International Ltd., Shield Defense Corporation, Shield Defense Technologies, Inc., Shield Defense Europe GmbH, ISR Systems Corporation, and MeiDa Information Technology, Ltd., Secure Risk Pakistan, Ltd., Secure Risks Asia Pacific, Ltd. and Secure Risk Venezuela, Ltd.  We also currently own 88.7% of the capital stock of one dormant subsidiary, Universal Guardian Corporation, which in turn owns one dormant wholly-owned subsidiary, The Harbour Group, Inc.  Secure Risks has pledged to Universal Holdings the SSSI shares owned by Secure Risks as security for intercompany loans and advances made by Universal Holdings to both of those subsidiaries.

Employees

Universal Holdings and our subsidiaries currently have a staff comprised of six executive officers, four regional directors and approximately fifty employees.  We also use the services of approximately 1,300 out-sourced contract employees and consultants to provide services under various government and commercial contracts.  We anticipate that the employees and consultants currently engaged by the company will be able to handle most of our administrative, research and development, sales and marketing, and manufacturing requirements.  We believe that our employee relations are good.  None of our employees are represented by a collective bargaining unit.

PROPERTIES

Universal Holdings currently leases its principal executive offices located in Newport Beach, California, from The Irvine Company.  The lease agreement, which has a term of 36 months ending July 31, 2007, provides for the payment of $6,600 in base rent per month.  We will also be obligated to reimburse the lessor for our proportionate share of any increase in building costs and property taxes over the base year of the lease.  Universal Holdings uses this space as the executive offices of all United States-based subsidiaries. There is no affiliation between Universal Holdings or any of our principals or agents and The Irvine Company or any of their principals or agents.

Our subsidiaries also maintain offices in various cities throughout the world pursuant to monthly leases or other arrangements terminable at will or upon short notice.

FINANCIAL STATEMENTS AND SUMMARY FINANCIAL DATA

Our financial statements and notes thereto are filed in a separate section at the end of this annual report.  The following tables summarize the consolidated statements of operations and balance sheet data for our company for the periods or as of the dates indicated, respectively:

Year Ended December 31,
	2005	2004
Revenue	$ 14,173,833	$ 4,116,093
Gross profit	$ 6,453,057	$ 996,465
Net loss	$ (6,462,766)	$ (2,596,274)

December 31, 2005
Consolidated Balance Sheet Data:
Current assets		$ 3,393,932
Total assets		$ 8,698,606
Current liabilities		$ 4,281,794
Total liabilities		$ 4,380,192
Total stockholder’s equity (deficit)		$ 4,293,150

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2005 and explanatory notes included as part of this annual report.

Overview

Universal Guardian Holdings, Inc. is a holding company whose subsidiaries provide a comprehensive range of security products, systems, and services designed to mitigate terrorist and security threats worldwide.  Our subsidiaries provide a variety of security applications for transportation, global supply chain visibility and security, maritime security and critical infrastructure protection for government and multi-national businesses throughout the world.

Our service group, comprised of our Secure Risks subsidiary and its SSSI, Secure Risks Pakistan, Secure Risks Asia Pacific and Secure Risk Venezuela subsidiaries, provide comprehensive risk mitigation solutions and strategic security services, to protect government and commercial assets worldwide.  Secure Risks and its subsidiaries provide their services through regional branch offices located in London, Kabul, Jakarta, Pakistan, Hong Kong, Singapore, Dubai, Caracas and Los Angeles (Newport Beach).  A significant portion of our revenues from January 1, 2004 to date have been generated by SSSI from operations outside of the United States.

Our product group, which is comprised of our SDI, SDC and SDE subsidiaries (collectively ,”Shield Defense”), focus on designing, producing and marketing non-lethal or less-lethal personal protection devices and projectiles for use by global military, law enforcement, private security and consumer personal protection markets.  Shield Defense has recently completed development of two products which we have recently introduced to the market, our Cobra StunLight™ heavy-duty high-intensity LED flashlight designed to provide escalating use-of-force options to the user by illuminating its target and launching a laser-aimed, high-pressure stream OC (pepper spray) , and our Riot Defender™ semi-automatic projectile launcher for use by law enforcement and military as a non-lethal use-of-force compliance tool for suspects and to control civil disturbances. We are currently developing international manufacturing, sales and marketing channels to facilitate the introduction of these products to the targeted markets.

Our systems group, comprised of our ISR Systems subsidiary and its MeiDa subsidiary, provide proprietary integrated and interoperable asset tracking and monitoring systems for government and commercial global supply chain logistics, inter-modal transportation, maritime and seaport security.  These companies will market these services through a number of platforms depending upon customer application, our T/3 Asset Tracking and Monitoring, RFID Ready™, Container Guardian™, SupplyChain™ and Explosive Guardian™ systems.  As of the date of this annual report, we have realized minimal revenue from these platforms and systems.

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

Universal Guardian Corporation; Discontinued Operations; Reverse Acquisition

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

Other Acquisitions

On July 1, 2004, our Secure Risks subsidiary acquired all of the shares of SSSI pursuant to a share exchange.  All revenues recognized by the company since July 1, 2004 are those of Secure Risks arising from this acquisition.

Our ISR Systems subsidiary acquired all of the outstanding capital stock of MeiDa pursuant to a share exchange entered into on October 7, 2005.

Accordingly, in reading the discussion of our consolidated financial condition and results of operations provided below, please keep in mind that our actual future results will likely differ considerably from our historical results as a result of these acquisitions.

Results of Operations

Selected Statement Of Operations Data

Summarized in the table below is statement of operations data comparing the year ended December 31, 2005 with the year ended December 31, 2004:

	Year Ended December 31,		Change ($)	Change (%)
	2005	2004
Net revenue	$ 14,173,833	$ 4,116,093	$ 10,057,740	244%
Cost of revenue	7,720,776	3,119,628	4,601,148	147%
Gross profit	6,453,057	996,465	5,456,592	548%
Selling, general and administrative expenses:	11,630,570	4,229,527	7,401,043	175%
Loss from operations	(5,177,513)	(3,233,062)	(1,944,451)	60%

Interest expense	(9,232)	(2,757)	(6,475)	(235%)
Financing costs	(1,124,973)	—	(1,124,973)	—
Interest income	18,850	1,979	16,871	853%
Gain on settlement with landlord	—	(742,456)	742,456	—
Equity loss in variable interest entity	(623)	—	(623)	—
Other	33,329	(99,224)	—	—
Total other income (expense)	(1,082,649)	642,454	—	—
Loss before provision for income taxes	(6,260,162)	(2,590,608)	(3,669,554)	(142%)
Provision for income taxes	202,604	5,666	(196,938)	(3,476%)
Net loss	$ (6,462,766)	$ (2,596,274)	$ (3,866,492)	(149%)

Revenues And Gross Profits

Revenue for the year ended December 31, 2005 was $14,173,833, as compared to $4,116,093 for the year ended December 31, 2004, representing a $10,057,740 or 244% increase.  Cost of revenue, gross profit and gross margin for the year ended December 31, 2005 were $7,720,776, 6,453,057 and 46%, respectively, as compared to $3,119,628, $996,465 and 24%, for the year ended December 31, 2004.

Our revenues for the year ended December 31, 2005 was principally derived from contracts for security services rendered by our SSSI subsidiary.  Approximately 85% of these revenues derived from contracts in Afghanistan.  Included in our contracts are contracts with International Relief and Development, Inc. (IRD), the U.S. Army and CDM Constructors, each of which contract (or set of contracts) would constitute more than 10% of our revenues.

As previously discussed, we had no revenues for the first six months of fiscal 2004 as a consequence of the termination of Harbour Group’s subcontract with Northern NEF in September 2003, and revenues did not recommence until the acquisition of SSSI by our Secure Risks subsidiary on July 1, 2004.  Accordingly, while our revenues for the year ended December 31, 2005 reflect a full twelve months of operations by our SSSI subsidiary, revenues for the year ended December 31, 2004 reflect only the trailing six months of operations by our SSSI subsidiary following its acquisition as of July 1, 2004, indicating a greater level of growth in sales than what would have been the case were the full twelve-months of operations by SSSI included in 2004 results.

The improvement in our gross margins for year ended December 31, 2005 over year ended December 31, 2004 was principally attributable to steps we have taken to reduce our SSSI operating costs in fiscal 2005.

Selling, General And Administrative Expenses And Loss From Operations

Summarized in the table below are selling, general and administrative expenses comparing the year ended December 31, 2005 with the year ended December 31, 2004:

	Year Ended December 31,		Change ($)	Change (%)
	2005	2004
Fees for outside consultants and professionals	$ 5,877,590	$ 2,122,464	$ 3,755,126	177%
Payroll and related benefits	2,505,242	1,201,774	1,303,468	108%
Rent	392,744	67,696	325,048	480%

Travel	717,913	180,406	537,507	298%
Insurance	543,642	105,576	438,066	415%
Utilities	145,840	17,054	128,786	755%
Writedown of asset	—	20,447	—	—
Depreciation	420,794	136,896	283,898	207%
Other	1,026,805	377,214	649,591	172%
	$ 11,630,570	$ 4,229,527	$ 7,401,043	175%

Selling, general and administrative expenses for the year ended December 31, 2005 was $11,630,570, as compared to $4,229,527 for the year ended December 31, 2004, representing a $7,401,043 or 175% overall increase. The overall increase in selling, general and administrative expenses is principally attributable to two factors.  First, as discussed above in connection with sales, general and administrative expenses for year ended December 31, 2005 reflect a full twelve months of operations by our SSSI subsidiary, which is responsible for substantially all of our business operations, while general and administrative expenses for year ended December 31, 2004 reflect only the trailing six months of operations by our SSSI subsidiary following its acquisition as of July 1, 2004.  Second, the level of business activities by our SSSI subsidiary increased substantially during fiscal 2005 over fiscal 2004.

Fees for outside consultants and professionals for fiscal 2005 increased by $3,755,126 or 177% over fiscal 2004.  This increase was principally attributable to the hiring of the bulk SSSI’s personnel on a consulting basis for liability and tax purposes.  Payroll and related benefits for fiscal 2005 increased by $1,303,468 or 108% over fiscal 2004, representing additional employed staff.

Other Income And Expense And Net Loss

Interest expense for the year ended December 31, 2005 was $9,232, as compared to $2,757 for the year ended December 31, 2004, representing a $6,475 or 234% increase.  Interest expense relates to interest on notes payable, convertible debentures and capital leases.  The overall increase in interest expense for the year ended December 31, 2005 as compared to the year ended December 31, 2004 was attributable to the interest charged related to the issuance of a $500,000 convertible debentures in January 2005 which was subsequently repaid in February 2005.

Financing costs for the year ended December 31, 2005 was $1,124,973, as compared to $0 for the year ended December 31, 2004.  Financing costs in 2005 related to the non-registration penalty related to issuance of common stock in a private placement offering in May 2004, the amortization and write off of the beneficial conversion feature and fair value of warrants issued in connection with the $500,000 of convertible debentures in January 2005, and the value of 250,000 warrants issued to the placement agent and the commissions and fees paid in connection with the issuance of the convertible debentures.

Interest income for the year ended December 31, 2004 was $18,850, as compared to $1,979 for the year ended December 31, 2004, representing a $16,871 or 852% increase.  Interest income in 2005 principally relates to larger cash balances attributable to financings facilitated during 2005.

The $623 equity loss in variable interest entity in fiscal 2005 relates to the acquisition of our MeiDa subsidiary and the accounting treatment as a variable interest entity.

The $742,456 gain on settlement with former landlord relates to the reduction in the liability for our abandoned lease in Carlsbad, California.  In 2003 we had accrued the value of the future payments remaining on the lease upon our abandonment of the office building in the amount of $942,456.  We settled this dispute with our former landlord and agreed to pay $200,000 by December 31, 2004, resulting in a gain in the noted amount.  This amount has not been paid insofar as it is a liability of our Universal Guardian subsidiary, which is insolvent.

We had net other income for the year ended December 31, 2005 of $33,329, as compared to net other expense of $99,224 for the year ended December 31, 2004.  The other net other income for the year ended December 31, 2005 principally related to the gain on disposal of fixed assets.  With respect to the year ended December 31, 2004, we settled a debt with a vendor in the amount of $87,500 for a cash payment of $43,750 which resulted in a gain on the forgiveness of debt of $43,750 recorded as other income.

Net Loss

We recorded a net loss of $6,462,766 during the year ended December 31, 2005, as compared to a net loss of $2,596,274 during the fiscal year ended December 31, 2004, representing a $3,866,492 or 149% increase in our net loss.  Our net loss attributable to our common shareholders for the year ended December 31, 2005 is principally attributed to the $5,177,513 loss from operations as discussed above, financing costs of $1,124,973, and a provision for income taxes of $202,604.

Liquidity and Capital Resources

Historical Sources of Cash

As reported in our audited consolidated financial statements for the year ended December 31, 2005 included as part of this annual report, for the period January 1, 2004 through December 31, 2005 we principally financed our operations and acquisitions through a combination of (1) the sale of common shares for cash ($7,382,537); (2) the issuance of our common shares and/or options or warrants to purchase our common shares to various consultants in payment for the provision of their services, or to other creditors in satisfaction of our indebtedness to them ($3,644,181); (3) short-term financings including the sale of debentures ($500,000); (5) proceeds from the exercise of common share purchase options or warrants ($459,638); (6) the sale of series ‘B’ preferred shares for cash ($513,000); and (7) revenues received from our Secure Risks subsidiary.  Included in the above are the following significant transactions:

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

•

On February 7, 2005, as part of a single private placement, we sold (1) a total of 1,884,375 common shares together with common share purchase warrants entitling the holder to purchase 753,750 restricted common shares to Monarch Pointe Fund, Ltd. (“Monarch”) for the sum of $3,015,000, and (2) a total of 928,125 common shares together with common share purchase warrants entitling the holder to purchase 371,250 restricted common shares to Mercator Momentum Fund, LP (“Mercator Fund”) for the sum of $1,485,000. As part of that transaction, we paid to Mercator Advisory Group, LLC (“MAG”), as investment advisor, the sum of $265,000 in cash for due diligence and legal fees and common share purchase warrants entitling it to purchase 281,250 restricted common shares.  One-half of the aforesaid warrants issued to Monarch, Mercator Fund and MAG are exercisable at $2.40 per share, while the balance is exercisable at $2 per share.  These warrants lapse if unexercised on February 7, 2008.  Notwithstanding the foregoing, the aggregate number of common shares into which Monarch and Mercator Fund can convert the aforesaid warrants, after taking into consideration all other shares held by Monarch, Mercator Fund or their affiliates, cannot exceed more than 9.99% of our outstanding common shares.

•

On August 17, 2005, we sold 4,250 series ‘B’ convertible preferred shares to Monarch, and 1,000 series ‘B’ convertible preferred shares to Mercator Momentum Fund III, LP (“Mercator Fund III”), for the aggregate sum of $525,000 as part of a single private placement.  The 4,250 series ‘B’ preferred shares issuable to Monarch are convertible into up to 432,174 unregistered common shares, while the 1,000 series ‘B’ preferred shares issuable to Mercator Fund III are convertible into up to 101,688 unregistered common shares.  Notwithstanding the foregoing, the aggregate number of common shares into which Monarch and Mercator Fund can convert the series ‘A’ preferred shares, after taking into consideration all other shares held by Monarch, Mercator Fund III or their affiliates, cannot exceed more than 9.99% of our outstanding common shares.  As part of the foregoing transaction, we paid to MAG, as investment advisor for the purchasers, the sum of $12,000 in cash to cover due diligence and legal fees.  Under the terms of the subscription agreement, we are prohibited from using the proceeds of this transaction for payment of any dividends or other sums to holders of series ‘A’ preferred shares, or from reducing or retiring any insider note or convertible debt held by an officer or director of the company.  We are also prohibited from entering into any debt or equity financing without the prior written approval of Monarch and Mercator Fund III until the common shares underlying the series ‘A’ preferred shares are registered.  We are also obligated to afford Monarch and Mercator Fund III a right of first refusal with respect to any capital raising financing (as opposed to joint ventures, acquisitions, compensatory or other non-capital raising financings) in which we sell debt or equity securities for cash until the earlier of August 17,2006 or the conversion of the series ‘B’ preferred shares.

•

On December 14, 2005, we sold 1,420,000 restricted common shares to Paulson Investment Company, Inc. in a private placement for cash for total gross proceeds of $710,000.  As part of that transaction, we issued to Paulson Investment Company fully vested common share purchase warrants entitling it to purchase 1,420,000 common shares at $0.50 per share.  These warrants were exercised in February 2006.

Cash Position and Sources And Uses Of Cash

Our cash and cash equivalents position as of December 31, 2005 was $666,505, as compared to $330,862 as of December 31, 2004.  The increase in our cash and cash equivalents for the year ended December 31, 2005 was attributable to $5,891,005 in cash raised through financing activities, partially offset by $4,510,768 in cash used in operating activities and $1,054,625 in cash used in investing activities.

Our operating activities used cash in the amount of $4,510,768 for the year ended December 31, 2005, as compared to $1,474,368 for the year ended December 31, 2004.  The $4,510,768 in cash used in operating activities for 2005 reflected our net loss of $6,462,766 for that period, as decreased for non-cash deductions, such as depreciation, common stock issued for services and amortization of debt discount, and a net increase in non-cash working capital balances.  The $1,474,368 in cash used in operating activities for 2004 reflected our net loss of $2,596,274 for that period, as decreased for non-cash deductions and a net increase in non-cash working capital balances.

Our investing activities used cash in the amount of $1,054,625 for the year ended December 31, 2005, as compared to $634,691 for the year ended December 31, 2004.  The increase in our investing activities loss for the year ended December 31, 2005 over 2004 was principally attributed to the purchase of property and equipment for our SSSI subsidiary.

Our financing activities generated cash in the amount of $5,891,005for the year ended December 31, 2005, as compared to $2,403,220 for the year ended December 31, 2004.  The principal sources of cash for 2005was the issuance of common shares in the amount of $5,409,000, the issuance of series ‘B’ preferred stock in the amount of $525,000 and proceeds received from the exercise of common share purchase warrants in the amount of $284,638, partially offset by offering costs in the amount of $277,000.  The principal sources of cash for 2004 was the issuance of common shares ($2,500,000) and proceeds received from the exercise of common share purchase options or warrants ($175,000), partially offset by offering costs in the amount of $261,463.

Capital Resources Going Forward

We have approximately $200,000 of cash on hand as of the date of this annual report to fund our operations going forward.  Our plan of operation for the twelve month period following the date of this annual report is for our Secured Risks subsidiary and its SSSI subsidiary to continue to increase sales activities; our ISR System, Shield Defense and MeiDa subsidiaries to commence the sale of their products and services.  We believe that cash generated by the operations of our Secure Risks subsidiary and its SSSI subsidiary in conjunction with increasing our available working capital will be sufficient to continue our business for the next twelve months.

Based upon projected sales estimates going forward after taking into consideration the aforesaid contemplated increased sales activities, we currently have budgeted approximately $31,509,442 in costs for the twelve month period following the date of this annual report, including approximately $16,929,340 in costs of sales; $14,580,102 in sales, general and administrative expenses, $350,000 in research and development expenses, and $375,000 for the purchase or sale of plant and significant equipment.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment”.  This revised statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued.  Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost.  This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  For public companies that file as a small business issuer, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The adoption of SFAS 123 (Revised) will have an impact the consolidated financial statements.  If the statement had been in effect for the years ended December 31, 2005 and 2004, the company would have recognized an additional expense of $3,361,726 and $2,106,028, respectively.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.  SFAS No. 155 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

In June 2005, the EITF reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”).  EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005.  EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

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

We have incurred an accumulated deficit in the amount of $16,066,090 from our inception through December 31, 2005, and continue to incur operating losses through the date of this annual report.  While our management believes that we will attain breakeven in terms of cash inflows over outflows and ultimately profitability as a consequence of the anticipated growth in revenues of our SSSI subsidiary as well as the introduction of our Shield Defense, ISR Systems and MeiDa products and services to market, we will nevertheless continue to generate operating losses for an indefinite period of time, and cannot give you any assurance that the growth in revenues will occur as anticipated or at all or that we will attain break-even or profitability at any particular point in time or at all.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

We have approximately $200,000 of cash on hand as of the date of this annual report to fund our operations going forward.  We believe that cash generated by the operations of our Secure Risks subsidiary in conjunction with available working capital should be sufficient to continue our business for at least the next twelve months.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

Our success depends to a critical extent on the continued efforts of services of our Chief Executive Officer, Mr. Michael J. Skellern, and to a lesser degree on the Managing Director of our Secure Risks subsidiary, Mr. Bruce Braes.  Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital.  We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company.  Although Messrs. Skellern and Braes have signed employment agreements providing for their continued service to the company through September 30, 2010 and September 8, 2008, respectively, these agreements will not preclude either of these employees from leaving the company.  However, we do currently carry a key man life insurance policy on Mr. Skellern which will assist us in recouping our costs in the event of his demise.

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

We anticipate that a material portion of the revenue we expect from our Cobra StunLightTM product will come from consumer markets, while a small portion of the revenue we expect from our Riot DefenderTM product will also come from consumer markets.  Some states currently impose regulations or licensing requirements on the sale or use of these products.  Some foreign jurisdictions may also impose regulations or licensing requirement.  The process of obtaining regulatory approval could be lengthy and be very costly, if approval can be obtained at all.  If we fail to comply with these requirements, we could be subjected to enforcement actions such as an injunction to stop us from marketing the product at issue or a possible seizure of our assets.  We intend to work diligently to assure compliance with all applicable regulations that impact our business.  We can give you no assurance, however, that we will be able to obtain regulatory approval for all of our products.  We also cannot assure you that additional regulations will not be enacted in the future that would be costly or difficult to satisfy.

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

Our officers and directors currently beneficially own or control the power to vote 22.4% of our outstanding common shares as of the date of this annual report, and could increase that percentage to 28.3% assuming they were to fully exercise their vested convertible securities.  As a consequence of their substantial stock holdings, these shareholders will have the ability to elect a majority of our board of directors, and thereby control our management. These shareholders will also have the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.

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

There are outstanding as of April 10, 2006 common share purchase options and warrants entitling the holders to purchase 13,400,812 common shares with a weighted average exercise price of $1.11 per share, of which 12,095,813 of these options or warrants are vested and currently exercisable.  There are also outstanding (1) 600 series ‘A’ preferred shares convertible into 8 common shares, (2) 5,250 series ‘B’ preferred shares convertible into up to 533,862 common shares, and (3) 18,714 UGC series ‘A’ preferred shares convertible into 18,714 Universal Holdings common shares based upon a $1.25 per share stated value and conversion rate.  A material portion of the options and warrants have exercise prices less than current market prices for our common shares, while a material portion of the convertible preferred shares have an as-converted cost basis approximating current market rates.  The existence of an exercise or cost basis in these securities less than current market rates may act as and incentive for the holder of the securities to exercise or convert the securities, and sell the shares on the public markets.  The exercise or effective conversion price for the exercise or conversion all the aforesaid convertible securities may also be less than your cost to acquire our common shares.  In the event of the exercise or conversion of these convertible securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 common and 5,000,000 “blank check” preferred shares.  Based upon the number of common shares outstanding as of April 10, 2006, we have 54,125,925 common shares available for issuance and 4,994,150 preferred shares available for issuance to meet our future equity issuance requirements, including the exercise or conversion of presently outstanding convertible securities.  Our board may generally issue those common and preferred shares, or options or warrants or convertible indebtedness to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

LEGAL PROCEEDINGS

As of the date of this annual report, there are no material pending legal or governmental proceedings relating to our company or properties to which we are a party, and to our knowledge there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us, other than the following:

•

On July 5, 2005, our subsidiary, Secure Risks, Ltd., received a demand from solicitors for Mr. John Chase, a former Secure Risks employee, claiming that the termination of Mr. Chase’s employment breached the terms of his written employment agreement.  By reason of this alleged breach, Mr. Chase claims he is entitled to statutory damages under English law as well as contract damages for the full term of the agreement.  It is our position the termination of Mr. Chase’s employment conformed with the terms and conditions of his employment agreement and did not constitute a breach.  Our subsidiary retained an UK solicitor who responded to Mr. Chase’s demand.  Mr. Chase then filed a claim with the Employment Tribunal, an administrative agency which hears labor disputes in England and Wales.  Our subsidiary filed a timely response to Mr. Chase’s claims.  On October 26, 2005, our subsidiary received notice from the Employment Tribunal that a pre-hearing review and case management conference will be set shortly.  Our subsidiary will continue to vigorously defend Mr. Chase’s claims.

•

On March 6, 2006, a complaint was filed in the Los Angeles County Superior Court against Universal Holdings and Michael J. Skellern entitled H. Seth Kaplan, Plaintiff v. Universal Guardian Holdings, Inc.; and Michael Skellern, Defendants.  In the complaint, Mr. Kaplan alleges various causes of action including, without limitation, breach of contract, violation of California’s Corporations Code section 25017(a), common law fraud, conversion and breach of fiduciary duty arising out of the company’s failure to honor an alleged oral promise to pay a finder’s fee of 10% of the value of our SSSI subsidiary, which entity our Secure Risks subsidiary acquired pursuant to the terms and conditions of an Agreement And Plan Of Share Exchange dated June 28, 2004 and effective July 1, 2004.  In the complaint, Mr. Kaplan seeks general damages in the amount of $1,500,000.00 as well as punitive damages.  The complaint was recently served and we have yet to respond.  Mr. Kaplan has also separately made demand for the conveyance of 250,000 common shares purportedly earned as a finder’s fee upon the appointment of Mr. Michael Stannard to our board of directors pursuant to an alleged independent promise made by the company.  The claim is based upon a written consulting agreement which contains an arbitration provision.  Mr. Kaplan has requested that this additional claim be joined with the superior court action.  We are taking the matter under advisement and have yet to respond to demand for arbitration.  We nonetheless intend to vigorously defend both claims asserted by Mr. Kaplan.

•

On January 11, 2005, we received a cease and desist letter from Pepperball Technologies, Inc. claiming that our prospective manufacture of frangible projectiles for our Python (now named Riot Defender) Projectile Launcher infringes on Pepperball’s patents, and further claiming that the prior President of our Shield Defense Corporation subsidiary, Mr. Dennis M. Cole, who was previously employed by Pepperball, violated his at will employment agreement by providing Universal Holdings with alleged trade secrets.  The frangible projectiles that will be manufactured by the company are protected by a patent originally issued to the U.S. Navy on November 14, 2000 (U.S. Patent No. 6,145,441).  The U.S. Navy granted Guardian Corporation the exclusive right to sell and market projectiles using this patented technology for the life of the patent pursuant to an agreement dated November 19, 2002.  In January, 2004, Guardian Corporation renewed its exclusive license to the U.S. Navy’s patent for 14 years.  We have received non-infringement opinions from patent counsel confirming that our manufacture and sale of our frangible projectiles will not infringe upon Pepperball’s intellectual property rights.  To date, we have yet to sell any frangible projectiles which undermines any claims of damages which may be asserted by Pepperball.  On January 28, 2005 we responded to Pepperball’s correspondence and we are prepared to vigorously defend its claims if necessary.  In reply, Pepperball has is demanding that we provide them with exemplars of our products so that they may make an independent determination as to whether our design infringes on their patents.  We are taking the matter under advisement.

•

We recently received correspondence from counsel for MAG Capital, LLC (“MAG”) and its affiliates claiming that we failed to give MAG a right of first refusal in connection with our December, 2005, private placement with Paulson Investment Company, Inc.  By reason of our alleged failure to grant such right of first refusal, MAG claims that it is entitled to at least a 10% reduction in the conversion price as provided for in the Certificate of Designations of Preferences and Rights relating to our series ‘B’ preferred shares, among other damages and remedies.  We deny that we failed to give MAG a right of first refusal.  No formal action has been filed by MAG against the company.  MAG and the company are in the process of negotiating a settlement of this dispute.

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

		Bid Price
Period	Volume	High	Low
2005:
Fourth Quarter	22,522,012	$ 1.37	$ 0.56
Third Quarter	17,802,888	1.48	1.03
Second Quarter	13,239,910	1.91	1.11
First Quarter	70,920,167	2.56	1.19
2004:
Fourth Quarter	153,620,595	$ 3.65	$ 0.52
Third Quarter	117,451,496	3.65	0.43
Second Quarter	34,815,480	2.27	0.72
First Quarter	88,182,598	4.00	0.20

The closing price for our common shares on April 10, 2006 as reported on the OTCBB was $1.025 per share. There were 91 registered holders or persons otherwise entitled to hold our common shares as of that date pursuant to a shareholders’ list provided by our transfer agent and our records relating to issuable shares.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.  Based upon shareholder information procured in connection with last annual meeting of shareholders held in October 2005, there are approximately 5,434 beneficial holders of our common shares, including with respect to shares held in street name.

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

Recent Repurchases Of Equity Securities

Since September 30, 2005, we did not repurchase any equity securities.

Recent Sales Of Unregistered Securities

•

Rule 506

Since September 30, 2005, we have sold or issued the following securities not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Rule 506 of Regulation D promulgated under Section 4(2) of the Securities.  The offer and sale of the securities in each offering was exempt from the registration requirements of the Securities Act under Rule 506 insofar as:  (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) pursuant to Rule 506(b)(2)(i), there were no more than 35 non-accredited investors in the offering; (3) pursuant to Rule 506(b)(2)(ii), each purchaser in the offering who was not accredited either alone or with his purchaser representative had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risk of the investment, or the company reasonably believed immediately prior to making the sale that such investor came with this description; (4) no offers or sales under the offering was effected through any general solicitation or general advertising within the meaning of Rule 502(c); and (5) the transfer of the securities in the offering were restricted by the company in accordance with Rule 502(d).  Except as stated below, no underwriting discounts or commissions were payable with respect to any of the offerings.

o

On August 31, 2005, our ISR Systems subsidiary entered into a Share Exchange Agreement and Plan of Reorganization to acquire MeiDa Information Technology, Ltd.  Pursuant to the Share Exchange Agreement and Plan of Reorganization, ISR Systems will acquire all of the outstanding capital stock of MeiDa from its ten shareholders in consideration for the issuance of 2,272,727 unregistered Universal Holdings common shares in two tranches, of which 1,000,000 shares were to be delivered at the closing date scheduled for October 7, 2005, and the balance were to be delivered on January 30, 2006.  The shares were distributed to MeiDa’s shareholders in January 2006 as follows:  Euro China Group AG–505,051 shares; Linkena Anstalt–505,051 shares; Transgaria Stiftung, Vaduz–336,701 shares; Christopher John & Alexa-Katrin Terry–336,700 shares; Thomas Goertz—336,700 shares; Wettstein URS–126,263 shares; Timo Kipp–31,566 shares; Guenter Guest Supplies Ltd.–31,565 shares; Roman Kainz as trustee for Hans Deiter–31,565 shares; and Roman Kainz as trustee for Deitmar Lillig–31,565.

o

On October 6, 2005, we sold 100,000 unregistered common shares to Mr. Michael D. Bozarth, a director, for gross proceeds of $99,000, representing a 10% discount to market.

o

On December 14, 2005, we sold 1,420,000 restricted common shares to Paulson Investment Company, Inc. in a private placement for cash for total gross proceeds of $710,000.  As part of that transaction, we issued to Paulson Investment Company fully vested common share purchase warrants entitling it to purchase 1,420,000 common shares at $0.50 per share.  These warrants were exercised in February 2007.

•

Regulation S

The distribution described above to the shareholders of MeiDa Information Technology, Ltd. (other than Christopher Terry and Alexa Terry) was also not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Regulation S during the three year period ending on the date of filing of this registration statement, categorized by the purpose of the offering.  The offer and sale of the securities in each offering to each of the MeiDa shareholders (other than Christopher Terry and Alexa Terry) was exempt from the registration requirements of the Securities Act under Regulation S insofar as (1) none of the investors were U.S. persons, (2) all of the issuances were effected outside the United States in offshore transactions, (3) there were no directed selling efforts within the United States, and (4) we implemented offering restrictions, including placing restricted stock legends on the shares.  Except as stated below, no underwriting discounts or commissions were payable with respect to any of the offerings.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 8, 2005, we formally terminated the engagement of Stonefield Josephson, Inc. (“Stonefield Josephson”) as our independent auditors.  The decision to dismiss Stonefield Josephson was recommended by the audit committee of our board of directors and approved by our board of directors.

Stonefield Josephson audited our financial statements for our two fiscal years ended December 31, 2003.  Stonefield Josephson’s reports on these financial statements were qualified as to uncertainty that the company would continue as a going concern.  Other than the foregoing, Stonefield Josephson’s reports on the financial statements for those fiscal years did not contain an adverse opinion or disclaimer of opinion and was not otherwise qualified or modified as to any other uncertainty, audit scope or accounting principles.  During those two fiscal years and also during the subsequent period through the date of Stonefield Josephson’s replacement as indicated above:  (1) there were no disagreements between Universal Holdings and Stonefield Josephson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure; and (2) Stonefield Josephson provided no advice to Universal Holdings that (i) internal controls necessary to develop reliable financial statements did not exist, (ii) information had come to the attention of Stonefield Josephson which made it unwilling to rely on management’s representations, or unwilling to be associated with the financial statements prepared by management, or (iii) the scope of the audit should be expanded significantly, or information had come to the attention of Stonefield Josephson that it concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements.

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

CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer, in consultation with our other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report pursuant to Rule 15d-15(b) promulgated under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as currently constituted may not be effective in alerting them in a timely fashion to all material information required to be included in our periodic filings with the SEC in view of the concerns about information flows described below in the subsection captioned “Material Weaknesses In Collecting And Processing International Financial Information”.

Evaluation Of Changes In Internal Control Over Financial Reporting

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, our President and Principal Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as a consequence of event described below in that subsection captioned “Material Weaknesses In Collecting And Processing International Financial Information”, there have been changes in our internal controls over financial reporting that may materially affect our internal controls over financial reporting.

Material Weaknesses in Collecting And Processing Financial Information

Our independent registered public accounting firm, AJ. Robbins, P.C., has determined that certain material weaknesses in our internal controls over the financial reporting process at December 31, 2005 and through the date of their opinion for the 2005 audited financial statements exist as a result of delays in receiving and processing financial information from our various worldwide operations and incorporating and consolidating that information into the holding company’s financial records.

We believe this weakness is attributable to the fact that our subsidiaries operate, in many cases, in remote locations throughout the world, including Afghanistan, Pakistan, Hong Kong and South America, and use different accounting methods based upon their locale and different and separate accounting systems and computer programs.  Contributing factors include the fact that we inherited these independent accounting systems when we acquired these businesses, and that the information processing problems have been aggravated by the growth of our businesses and the recent acquisition of our MeiDa subsidiary.  Our auditors believe that this situation reflects a material weakness in our internal controls and procedures insofar as there is a more than remote likelihood that delays in receiving and processing financial information in conjunction with consolidating our financial statements could lead to a material misstatement of our financial statements.  While we do not believe there have been, and our auditors have not identified, any material misstatements in our financial statements to date as a result of this  weakness, we nevertheless concur with our auditors that our financial information collection and processing system is inadequate.  Indeed, we have advised our auditors that we were aware of the  weakness in our accounting systems due to their various remote locations and systems described above and had already commenced steps to address the situation.  Specifically, in 2005 we had acquired, and are currently in the process of implementing, an industry-recognized international enterprise resource planning or “ERP” software system containing a SAP accounting program which will integrate the accounting and information management functions of all of our worldwide operations into a single accounting and information data-base that can be accessed at any time by management.  We anticipate that we will complete the implementation process by the end of fiscal 2006.  We believe that the implementation of the ERP system will address our auditor’s concerns.

Given the complexities in implementing ERP systems, no assurance can be given that the ERP system will be implemented by the end of fiscal 2006.  The occurrence of a material misstatements in our financial statements by reason of a material weakness in our internal controls and procedures or any other reason could harm our operating results, cause us to fail to meet our reporting obligations, subject us to increased risk of errors and fraud related to our financial statements or result in material misstatements in our financial statements.  Any such failure also could adversely affect the results of the periodic management evaluations and annual independent certified public accountant attestation reports regarding the effectiveness of our “internal control over financial reporting” that will be required when the Securities and Exchange Commission’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us.  Inadequate internal controls could also expose the officers and directors of our company to securities laws violations and also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

DIRECTORS AND EXECUTIVE OFFICERS

Information relating to our directors and executive officers required under the rules of the SEC will be contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Shareholders and, pursuant to those rules, that information is hereby incorporated into this annual report by reference.

EXECUTIVE COMPENSATION

Information relating to executive compensation required under the rules of the SEC will be contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Shareholders and, pursuant to those rules, that information is hereby incorporated into this annual report by reference.

OWNERSHIP OF OUR SECURITIES BY BENEFICIAL OWNERS AND MANAGEMENT

Information relating to the ownership of our securities by beneficial owners and our management required under the rules of the SEC will be contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Shareholders and, pursuant to those rules, that information is hereby incorporated into this annual report by reference.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions involving our beneficial owners, management and agents required under the rules of the SEC will be contained in our definitive proxy statement to be distributed later this year in advance of our Annual Meeting of Shareholders and, pursuant to those rules, that information is hereby incorporated into this annual report by reference.

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

3.3

Certificate Of Amendment Of Certificate Of Incorporation Of Hollywood Partners.Com, Inc. as filed with the Delaware Secretary of State on December 3, 2002 (6)

3.4

Certificate Of Amendment Of Certificate Of Incorporation Of Hollywood Partners.Com, Inc. as filed with the Delaware Secretary of State on December 6, 2002 (6)

3.5

Certificate of Designation of Preferences, Rights and Limitations  of Universal Guardian Corporation Series ‘A’ Preferred Stock as filed with the Delaware Secretary of State on March 14, 2003 (6)

3.6

Certificate of Designations of Preferences and Rights of Series B Convertible Preferred Stock as filed with the Delaware Secretary of State on August 17, 2005 (9)

5.1

Universal Guardian Holdings, Inc. 2003 Incentive Equity Stock Plan As Adopted April 21, 2003 (4)

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

5.33

Universal Guardian Holdings, Inc. Warrant To Purchase Common Stock dated February 7, 2005 issued to Mercator Advisory Group, LLC (10)

5.34

Universal Guardian Holdings, Inc. Warrant To Purchase Common Stock dated February 7, 2005 issued to Mercator Advisory Group, LLC (10)

5.35

Universal Guardian Holdings, Inc. Warrant To Purchase Common Stock dated December 14, 2005 issued to Paulson Investment Company, Inc. *

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

10.21

Placement Agent Agreement dated January 12, 2005 between Universal Guardian Holdings, Inc. and Hunter World Markets, Inc. (10)

10.22

Office Space Lease effective June 15, 2004 between The Irvine Company, as lessor, and Universal Guardian Holdings, Inc., as lessee (10)

10.23

Lease dated May 1, 2004 between LexLawn Associates Limited Directors Pension Scheme, as lessor, and its Strategic Security Solutions International Ltd, as lessee (10)

10.24

Executive Employment Agreement dated September 8, 2004 between Universal Guardian Holdings, Inc. and Mark V. Asdourian (11)

10.25

Subscription Agreement dated August 16, 2005 between Universal Guardian Holdings, Inc., Monarch Pointe Fund, Ltd., and Mercator Momentum Fund III, LP and Mercator Advisory Group, LLC (13)

10.26

Registration Rights Agreement dated August 16, 2005 between Universal Guardian Holdings, Inc., Monarch Pointe Fund, Ltd., Mercator Momentum Fund III, LP and Mercator Advisory Group, LLC (13)

10.27

Universal Guardian Holdings, Inc. Consultant Stock Option Certificate dated August 16, 2005 issued to Kim Bradford (13)

10.28

Universal Guardian Holdings, Inc. Consultant Stock Option Certificate dated August 16, 2005 issued to Kim Bradford (13)

10.29

Universal Guardian Holdings, Inc. Consultant Stock Option Certificate dated August 16, 2005 issued to Paul DiFrancesco (13)

10.30

Universal Guardian Holdings, Inc. Consultant Stock Option Certificate dated August 16, 2005 issued to Paul DiFrancesco (13)

10.31

Share Exchange Agreement And Plan Of Reorganization dated August 31, 2005 between Universal Guardian Holdings, Inc., ISR Systems Corporation, MeiDa Information Technology, Ltd., and shareholders of MeiDa Information Technology, Ltd. (13)

10.32

First Amendment To Share Exchange Agreement And Plan Of Reorganization dated September 13, 2005 between Universal Guardian Holdings, Inc., ISR Systems Corporation, MeiDa Information Technology, Ltd., and shareholders of MeiDa Information Technology, Ltd. (13)

10.33

Executive Employment Agreement dated October 7, 2005 between ISR Systems Corporation and Herbert P. Goertz (14)

10.34

Pledge Agreement dated November 17, 2005 between Michael J. Skellern and Argyll Equities LLC (16)

10.35

Common Stock Purchase Agreement dated December 14, 2005 between Universal Guardian Holdings, Inc. and Paulson Investment Company, Inc.  *

21.

List of subsidiaries (15)

23.

Consent of Independent Auditors (AJ. Robbins, PC) *

31.1

Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act *

31.2

Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act *

32.1

Certification of chief executive officer pursuant to Section 906 of the Sarbanes-Oxley Act *

32.2

Certification of chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act *

24.

Powers of Attorney for  Mel R. Brashears and Michael D. Bozarth *

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

(11)

Previously filed as an exhibit to our registration statement on form SB-2 filed with the SEC on May 26, 2005.

(12)

Previously filed as an exhibit to our current report on form 8-K filed with the SEC on September 9, 2005.

(13)

Previously filed as an exhibit to our registration statement on form SB-2 filed with the SEC on October 3, 2005.

(14)

Previously filed as an exhibit to our quarterly report on form 10-QSB filed with the SEC on November 15, 2005.

(15)

Previously filed as an exhibit to our registration statement on form SB-2 (amendment no. 1) filed with the SEC on November 2, 2005.

(16)

Previously filed as an exhibit to our registration statement on form SB-2 (amendment no. 2) filed with the SEC on December 14, 2005.

(17)

Previously filed as an exhibit to our registration statement on form SB-2 filed with the SEC on January 25, 2006.

UNIVERSAL GUARDIAN HOLDINGS, INC.

ANNUAL CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(AUDITED)

Contents

-

Page
Report of Independent Registered Public Accounting Firm	F–1
Consolidated Financial Statements:
Consolidated Balance Sheet as of December 31, 2005	F–2
Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended December 31, 2005 and 2004	F–3
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2005 and 2004	F–4
Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004	F–8
Notes to Consolidated Financial Statements	F–11

AJ. ROBBINS, P.C.

Certified Public Accountants

216 Sixteenth Street

Suite 600

Denver, Colorado 80202

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Universal Guardian Holdings, Inc.
Newport Beach, California

We have audited the accompanying consolidated balance sheet of Universal Guardian Holdings, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the years in the two year period then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Guardian Holdings, Inc. and Subsidiaries as of December 31, 2005, and the consolidated results of their operations and other comprehensive income (loss) and consolidated cash flows for each of the years in the two year period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ AJ. Robbins PC.

AJ. Robbins PC

Certified Public Accountants

Denver, Colorado
March 10, 2006

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 666,505
Accounts receivable, net of allowance for doubtful accounts of $0	2,436,707
Inventory	227,604
Other current assets	63,116
TOTAL CURRENT ASSETS	3,393,932
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $562,864	1,438,950
GOODWILL	3,525,093
DEPOSITS AND OTHER ASSETS	22,103
ACQUIRED DEFICIT IN VARIABLE INTEREST ENTITY	318,528
TOTAL ASSETS	$ 8,698,606
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 1,660,787
Accrued expenses	1,006,144
Income taxes payable	118,909
Accrued expenses – related parties	186,493
Deferred revenue	1,109,461
Accrued obligation under abandoned lease	200,000
TOTAL CURRENT LIABILITIES	4,281,794
DEFERRED TAX LIABILITIES	98,398
TOTAL LIABILITIES	4,380,192
SERIES ‘A’ CONVERTIBLE PREFERRED STOCK OF SUBSIDIARY - UNIVERSAL GUARDIAN CORPORATION	25,264
COMMITMENTS AND CONTINGENCIES	—
STOCKHOLDERS’ EQUITY
Series ‘A’ convertible preferred stock, cumulative 7%; $0.001 par value, 5,000,000 shares authorized; 600 shares issued and outstanding ($127,750 of dividends in arrears)	1
Series ‘B’ convertible preferred stock, $0.001 par value, 5,250 shares authorized; 5,250 shares issued and outstanding	5
Common stock; $0.001 par value; 100,000,000 shares authorized; 42,152,457 shares issued and outstanding	42,152
Additional paid-in capital	20,377,548
Prepaid consulting fee	(54,036)
Accumulated other comprehensive (loss)	(6,430)
Accumulated deficit	(16,066,090)
TOTAL STOCKHOLDERS’ EQUITY	4,293,150
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 8,698,606

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements Of Operations And Other Comprehensive Income (Loss)

	December 31, 2005	December 31, 2004

NET REVENUE	$ 14,173,833	$ 4,116,093
COST OF REVENUE	7,720,776	3,119,628
GROSS PROFIT	6,453,057	996,465
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	11,630,570	4,229,527
LOSS FROM OPERATIONS	(5,177,513)	(3,233,062)
OTHER INCOME (EXPENSE)
Interest expense	(9,232)	(2,757)
Financing costs	(1,124,973)	—
Interest income	18,850	1,979
Gain on settlement with former landlord	—	742,456
Equity loss in variable interest entity	(623)	—
Other	33,329	(99,224)
TOTAL OTHER INCOME (EXPENSE)	(1,082,649)	642,454
LOSS BEFORE PROVISION FOR INCOME TAXES	(6,260,162)	(2,590,608)
PROVISION FOR INCOME TAXES	202,604	5,666
NET LOSS	$ (6,462,766)	$ (2,596,274)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	$ 55,487	$ (61,917)
COMPREHENSIVE (LOSS)	$ (6,407,279)	$ (2,658,191)
PREFERRED STOCK DIVIDENDS	$ (21,000)	$ (177,969)
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$ (6,483,766)	$ (2,774,243)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.17)	$ (0.09)
WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	39,219,247	31,413,261

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements Of Stockholders’ Equity (Deficit)

For The Years Ended December 31, 2005 And 2004

	Series ‘A’ Convertible Preferred Stock		Series ‘B’ Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Prepaid Consulting Fees	Accumulated Other Compre- hensive (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2003	600	$ 1	—	$ —	22,391,572	$ 22,392	$ 2,328,515	$ —	$ —	$ (6,750,424)	$ (4,399,516)

Common stock issued for services	—	—	—	—	2,259,413	2,259	1,292,716	(22,500)	—	—	1,272,475
Common stock issued for acquisitions	—	—	—	—	4,153,402	4,153	3,256,027	—	—	—	3,260,180
Common stock issued for cash, net of offering costs of $261,463	—	—	—	—	6,110,108	6,110	2,232,427	—	—	—	2,238,537
Conversion of series ‘A’ preferred stock of Universal Guardian Corporation to common stock	—	—	—	—	1,644,635	1,645	2,003,903	—	—	—	2,005,548
Cancellation of shares issued in connection with the acquisition of the Harbour Group, Inc.	—	—	—	—	(1,100,000)	(1,100)	(9,900)	—	—	—	(11,000)
Exercise of warrants for cash and services	—	—	—	—	419,268	419	174,581	—	—	—	175,000
Warrants issued to consultants, at fair value	—	—	—	—	—	—	159,716	—	—	—	159,716

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements Of Stockholders’ Equity (Deficit)

For The Years Ended December 31, 2005 And 2004

(Continued)

	Series ‘A’ Convertible Preferred Stock		Series ‘B’ Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Prepaid Consulting Fees	Accumulated Other Compre- hensive (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Cancellation of put option on series ‘A’ preferred stock of Universal Guardian Corporation	—	$ —	—	$ —	—	$ —	$ 205,000	$ —	$ —	—	$ 205,000
Prepaid consulting fees associated with series ‘A’ preferred stock of Universal Guardian Corporation	—	—	—	—	—	—	—	(130,000)	—	—	(130,000)
Amortization of prepaid consulting fees	—	—	—	—	—	—	—	90,000	—	—	90,000
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(61,917)	—	(61,917)
Dividends on series ‘A’ preferred stock of Universal Guardian Corporation	—	—	—	—	—	—	—	—	—	(156,969)	(156,969)
Net loss	—	—	—	—	—	—	—	—	—	(2,596,274)	(2,596,274)
Balance, December 31, 2004	600	1	—	—	35,878,398	35,878	11,642,985	(62,500)	(61,917)	(9,503,667)	2,050,780

Common stock issued for services	—	—	—	—	199,926	200	251,656	—	—	—	251,856
Common stock issued for legal settlement	—	—	—	—	58,519	58	89,742	—	—	—	89,800

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements Of Stockholders’ Equity (Deficit)

For The Years Ended December 31, 2005 And 2004

(Continued)

	Series ‘A’ Convertible Preferred Stock		Series ‘B’ Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Prepaid Consulting Fees	Accumulated Other Compre- hensive (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock issued for cash, net of offering costs of $265,000	—	$ —	—	$ —	4,432,500	$ 4,433	$ 5,139,567	$ —	$ —	$ —	$ 5,144,000
Cancellation of unissued shares of common stock originally accrued for issuance in connection with acquisition of subsidiary	—	—	—	—	(51,908)	(52)	(19,948)	—	—	—	(20,000)
Conversion of Universal Guardian Corporation series A preferred stock into common stock	—	—	—	—	12,817	13	16,008	—	—	—	16,021
Exercise of warrants for cash, services and cashless exercises	—	—	—	—	1,622,205	1,622	345,516	—	—	—	347,138
Series ‘B’ convertible preferred stock issued for cash, net of offering costs of $12,000	—	—	5,250	5	—	—	512,995	—	—	—	513,000
Fair value of re-priced warrants	—	—	—	—	—	—	12,516	—	—	—	12,516
Fair value of warrants issued in connection with issuance of convertible debentures	—	—	—	—	—	—	254,887	—	—	—	254,887

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements Of Stockholders’ Equity (Deficit)

For The Years Ended December 31, 2005 And 2004

(Continued)

	Series ‘A’ Convertible Preferred Stock		Series ‘B’ Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Prepaid Consulting Fees	Accumulated Other Compre- hensive (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Value of beneficial conversion feature associated with the issuance of convertible debentures	—	$ —	—	$ —	—	$ —	$ 245,113	$ —	$ —	$ —	$ 245,113
Value of beneficial conversion feature associated with the issuance of series ‘B’ convertible preferred stock	—	—	—	—	—	—	99,657	—	—	(99,657)	—
Fair value of warrants issued to placement agent in connection with issuance of convertible debentures	—	—	—	—	—	—	519,937	—	—	—	519,937
Fair value of warrants issued to consultants	—	—	—	—	—	—	1,266,917	(1,266,917)	—	—	—
Amortization of prepaid consulting fees	—	—	—	—	—	—	—	1,275,381	—	—	1,275,381
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	55,487	—	55,487
Net loss	—	—	—	—	—	—	—	—	—	(6,462,766)	(6,462,766)
Balance, December 31, 2005	600	$ 1	5,250	$ 5	42,152,457	$ 42,152	$ 20,377,548	$ (54,036)	$ (6,430)	$ (16,066,090)	$ 4,293,150

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cashflow

	For The Years Ended
	December 31,	December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (6,462,766)	$ (2,596,274)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	420,794	256,896
Amortization of prepaid consulting fee	1,275,381	—
Common stock issued for compensation and services	251,856	1,272,475
Common stock issued for legal settlement	89,800	—
Services rendered to pay for exercise price of options	62,500	—
Fair value of options and warrants issued to consultants/ placement agent	519,937	159,716
Value of re-priced warrants	12,516	—
Amortization of debt discounts	500,000	—
(Gain) on disposal of fixed assets	(31,175)	—
Equity loss in variable interest entity	623	—
Exchange gain	45,458	(72,970)
(Increase) decrease in:
Accounts receivable	(1,785,301)	(406,140)
Inventory	(227,604)	—
Deposits and other assets	(22,665)	(42,107)
Accounts payable	445,464	17,578
Accrued expenses	(314,166)	133,031
Income taxes payable	118,909	—
Accrued expenses—related parties	(81,797)	59,492
Accrued registration obligation	(30,000)	30,000
Accrued obligation under abandoned lease	—	(742,456)
Deferred taxes	98,398	—
Deferred revenues	603,070	456,391
Net cash provided by (used in) operating activities	(4,510,768)	(1,474,368)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,102,566)	(725,822)
Proceeds from sale of property and equipment	47,701	—
Cash acquired with acquisition of subsidiary/variable interest entity	240	91,131
Net cash provided by (used in) investing activities	$ (1,054,625)	$ (634,691)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants	$ 284,638	$ 175,000
Proceeds from issuance of common stock	5,409,000	2,500,000

 (continued on next page)

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cashflow

(continued)

	For The Years Ended
	December 31, 2005	December 31, 2004
Proceeds from sale of series ‘B’ preferred stock	525,000
Payment of offering costs	(277,000)	(261,463)
Payment in exchange for cancellation of previously issued common stock	(20,000)	—
Proceeds from issuance of convertible debentures	500,000	—
Repayment of convertible debentures	(500,000)	—
Payment on capital lease obligation	—	(10,317)
Payment on notes payable—related party	(30,633)	—
Net cash provided by financing activities	5,891,005	2,403,220

EFFECT OF EXCHANGE RATE CHANGES ON CASH	10,031	11,053

NET INCREASE IN CASH AND CASH EQUIVALENTS	335,643	305,214

CASH AND CASH EQUIVALENTS, Beginning of period	330,862	25,648
CASH AND CASH EQUIVALENTS, End of period	$ 666,505	$ 330,862
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 9,232	$ —
Income taxes paid	$ —	$ —

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the year ended December 31, 2005 the company (1) issued 199,926 shares of common stock to consultants and professionals for services valued at $251,856; (2) issued 50,000 shares of common stock upon the exercise of warrants for which the exercise price was paid via services valued at $62,500; (3) issued 1,143,905 shares of common stock upon the cashless exercise of 1,385,000 options/warrants; (4) recognized an expense of $12,516 related to the re-pricing of 1,250,000 warrants; (5) recognized discounts on the issuance of convertible notes payable in the amount of $500,000; (6) issued 250,000 warrants to the placement agent in connection with the issuance of the convertible debentures that were valued at $519,937; (7) converted 12,817 shares of Universal Guardian Corporation series ‘A’ preferred stock valued at $16,021 into 12,817 shares of the company’s common stock; and (8) issued 1,000,000 warrants to consultants for services valued at $1,266,917.

During the year ended December 31, 2004 the Company (1) issued 2,259,413 common shares to consultants and professionals for services valued at $1,294,975 of which $22,500 is shown as prepaid consulting fees; (2) issued 400,000 common share purchase warrants to advisory board members for services valued at $123,500; (3) issued 50,000 common share purchase warrants to consultants for services valued at $36,216; (4) converted 1,644,635 UGC series ‘A’ preferred shares valued at $2,005,548 into 1,644,635 common shares; (5) issued 51,908 common shares valued at $20,000 for the acquisition of Emerging Concepts, Inc.; (6) issued 4,101,494 common shares valued at $3,240,180 for the acquisition of Strategic Security Solutions International Ltd.; (7) issued 83,157 common shares upon the cashless exercise of 125,000 common share purchase warrants; (8) cancelled 1,100,000 common shares as a result of the settlement of a legal matter; and (9) converted a $205,000 liability related to a put option into equity.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2005 And 2004

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

References

The terms “common shares”, “preferred shares”, “series ‘A’ preferred shares” and “series ‘B’ preferred shares” used in these financial statement refer to the Company’s common stock, par value $0.001 per share, “blank check” preferred stock, par value $.001 per share, series ‘A’ convertible preferred stock, par value $0.001 per share; and series ’B’convertible preferred stock, par value $0.001 per share, respectively.  The term “UGC series ‘A’ preferred shares” refers to series ’A’convertible preferred stock, par value $0.001 per share, issued by the Company’s Universal Guardian Corporation subsidiary.

Line of Business

Universal Guardian Holdings, Inc. (the “Company” or “Universal Holdings”) is a holding company whose subsidiaries provide a comprehensive range of security products, systems, and services designed to mitigate terrorist and security threats worldwide.  The subsidiaries of the Company provide a variety of security applications for transportation, global supply chain visibility and security, maritime security and critical infrastructure protection for government and multi-national businesses throughout the world.

Unless the context requires otherwise, the Company and similar terms collectively refer to Universal Guardian Holdings, Inc. and our subsidiaries, while the term “Universal Holdings” refers to Universal Guardian Holdings, Inc. in its individual corporate capacity.

Universal Holdings’ service group, comprised of the Company’s Secure Risks Ltd. subsidiary (“Secure Risks”), and its Strategic Security Solutions International Ltd. (“SSSI”), Secure Risk Pakistan, Ltd., Secure Risks Asia Pacific, Ltd. and Secure Risk Venezuela, Ltd. subsidiaries, provide comprehensive risk mitigation solutions and strategic security services, to protect government and commercial assets worldwide.  Secure Risks and SSSI services include threat assessment, risk analysis, country risk management, business intelligence, corporate investigations, information assurance, insured services, kidnap and ransom, intellectual property and brand protection, identification theft and investigations of fraud, money laundering, stock manipulation, as well as tactical security including executive and diplomatic protection and training.  Secure Risks and SSSI provide their services through regional branch offices located in London, Kabul, Jakarta, Pakistan, Hong Kong, Singapore, Dubai, Caracas and Los Angeles (Newport Beach). All of the Company’s revenues from January 1, 2004 to date have been generated by Secure Risks and SSSI from operations outside of the United States.

Universal Holdings’ product group, comprised of the Company’s Shield Defense Corporation (“SDC”) and Shield Defense International Ltd. (“SDI”) subsidiaries and SDI’s Shield Defense Europe GmbH (“SDE”) subsidiary (collectively with SDI, “Shield Defense”), focus on designing, producing and marketing non-lethal or less-lethal personal protection devices and projectiles for use by global military, law enforcement, private security and consumer personal protection markets.  Shield Defense has recently completed development of two products which the Company has recently introduced to the market.  The first of these products, the Cobra StunLight™, is a heavy-duty high-intensity LED flashlight designed to provide escalating use-of-force options to the user by illuminating its target and launching a laser-aimed, high-pressure stream OC (pepper spray) which causes temporarily blindness, respiratory breathing difficulty and a burning sensation of the skin to debilitate assailants from safe stand-off distances up to 20 feet.  The second product, the Riot Defender™, is for use by law enforcement and military as a non-lethal use-of-force compliance tool for suspects and to control civil disturbances.  The Riot Defender™ is a semi-automatic projectile launcher which can debilitate an assailant using a proprietary frangible projectile, originally developed by the U.S. Navy, at an effective range of more than 50 feet.  A frangible projectile is one which breaks-up upon impact, thereby reducing the risk of injury to the suspect.  The Riot Defender™ Projectile Launcher has the capacity of ten projectiles in the pistol configuration, and 180 projectiles in the carbine configuration, and can be supplied with a laser-aiming device

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2005 And 2004

for better precision and accuracy.  The device can use four projectile variants, including OC powder, inert powder, glass-shattering and marking.  Each projectile has a specific use ranging from individual suspect temporary incapacitation to crowd control.  The Company is currently developing international manufacturing, sales and marketing channels to facilitate the introduction of these products to the targeted markets.  The Company has recently shipped in 2006 StunLight™ products to Mexico and law enforcement distributors in the United States.  As between the Company’s various subsidiaries, SDI focuses on manufacturing the Shield Defense products, while SDE focuses on sales and marketing activities in the European market, and SDC focuses on sales and marketing activities throughout the rest of the world.  The Company generated no revenue from sales of the Cobra StunLight during 2005.

Universal Holdings’ systems group, comprised of its ISR Systems Corporation subsidiary (“ISR Systems”) and its recently acquired  MeiDa Information Technology, Ltd. subsidiary (“MeiDa”), provide proprietary integrated and interoperable asset tracking and monitoring systems for government and commercial global supply chain applications, inter-modal transportation, maritime and seaport security.  The Company’s T/3 Asset Tracking and Monitoring platform includes asset tracking hardware and fully localized software which provides real-time global asset tracking, visibility and data management from point of origin to final delivery.  The Company’s RFID Ready™ platform provides turn-key solutions to meet emerging RFID system mandates for international retailers to improve supply chain efficiencies, visibility and security throughout their global supply chain.  The Company is currently introducing its RFID Ready™ to major retailers and their suppliers in the United States, Asia and Europe.  The Company is also marketing its Container Guardian™, SupplyChain™ and Explosive Guardian™ systems to the transportation and explosive industries.  The Company has not realized any revenue from this platform through December 31, 2005.

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

For The Years Ended December 31, 2005 And 2004

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Shield Defense Technologies, Inc., Secure Risks (including its wholly-owned subsidiary, SSSI), Shield Defense International, Inc. (including its wholly-owned subsidiary Shield Defense Europe GmbH), Shield Defense Corporation and ISR Systems (including its recently acquired wholly-owed subsidiary MeiDa Information Technology, Ltd., which is being treated as a variable interest entity as of December 31, 2005).  The accompanying consolidated financial statements also include the accounts of the Company’s dormant 88.7%-owned subsidiary Guardian Corporation (including its dormant wholly-owned subsidiary, The Harbour Group, Inc.).  All material inter-company accounts and transactions have been eliminated.  Secure Risks has pledged to Universal Holdings the SSSI shares owned by Secure Risks as security for intercompany loans and advances made by Universal Holdings to both of those subsidiaries.

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

If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company’s net loss and loss per share would be increased to the pro forma amounts indicated below for the year ended December 31, 2005 and 2004:

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2005 And 2004

	2005	2004
Net loss attributed to common stockholders:
As reported	$ (6,483,766)	$ (2,774,243)
Compensation recognized under APB 25	—	—
Compensation recognized under SFAS 123	(3,361,726)	(2,106,028)
Pro forma	$ (9,845,492)	$ (4,880,271)
Basic and diluted loss attributed to common stockholders per common share:
As reported	$ (0.17)	$ (0.09)
Pro forma	$ (0.25)	$ (0.16)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005 and 2004:  risk-free interest rate of 4.5% and 3.5%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company’s common shares of 340% and 317%; and a weighted average expected life of the option of 10 and 5 years, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  As of December 31, 2005, the Company used estimates in determining the realization of its accounts receivable, fixed assets, intangible assets, accrued expenses, deferred revenue and the fair value of equity instruments issued for services.  Actual results could differ from these estimates.

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

Reclassification

Certain reclassifications have been made to the balances as of December 31, 2004 to conform to the December 31, 2005 presentation.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

Inventory

Inventories are stated at the lower of cost or market on a first-in, first-out basis.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2005 And 2004

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivables.  The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit.  Deposits in the United Kingdom are protected by the Financial Services Compensation Scheme up to approximately $58,000.  The Company places its cash with these United Kingdom institutions and at times may exceed this limit.  The Company has not experienced a loss in such accounts.  The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.  For the year ended December 31, 2005, 95% of the Company’s revenue was generated from 17 customers.  For the year ended December 31, 2004, 90% of the Company’s revenue was generated from 10 customers.

The Company conducts substantial operations outside of the United States in the United Kingdom, Indonesia and Afghanistan.  The following table contains a summary of the respective operations in those locales:

	United States	Foreign	Total
Total Assets	$ 917,149	$ 7,781,457	$ 8,698,606
Revenues	$ —	$ 14,173,833	$ 14,173,833
Net Income/ (Loss)	$ (6,456,352)	$ (6,414)	$ (6,462,766)

Included in the Company’s contracts are contracts with International Relief and Development, Inc. (IRD), the U.S. Army and CDM Constructors, each of which contract (or set of contracts) would constitute more than 10% of our revenues.

Impairment of Long-Lived Assets

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  No impairment loss was recorded in 2005 or 2004.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method based on estimated useful lives from 3 to 7 years.  Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized.  Gains and losses on disposals are included in the results of operations.

Intangible Assets

Intangible assets consist of goodwill purchased in connection with the acquisition of SSSI.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles.  If the net book value of the asset exceeds the related undiscounted cash flows, the asset is

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2005 And 2004

considered impaired, and a second test is performed to measure the amount of impairment loss.  No impairment was recorded in 2005.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts resulting from the inability, failure or refusal of customers to make required payments.  The Company determines the adequacy of this allowance by regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain accounts receivable categories based upon historical bad debt experience.  The Company generally writes-off accounts receivable balances deemed uncollectible.

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

The Company generally recognizes product revenue upon delivery of product unless there are significant post-delivery obligations or collection is not considered probable at the time of sale.  When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled.  The Company has not recorded such revenue through December 31, 2005.

The Company recognizes revenue related to our software arrangements pursuant to the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and related interpretations, as well as the SEC Staff Accounting Bulletin No. 104 “Revenue Recognition.”.

Software Related Revenue Recognition:

The Company earns revenue from software licenses, post-contract customer support (“PCS” or “maintenance”), hardware, and software related services.  PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis.  The Company provides services that range from installation, training, and basic consulting to software modification and customization to meet specific customer needs.  In software arrangements that include rights to multiple software products, specified upgrades, PCS, and/or other services, we allocate the total arrangement fee among each deliverable based on the relative fair value of each.

The Company typically enters into multiple element arrangements, which include software licenses, software services, PCS and occasionally hardware.  The majority of the Company’s software arrangements are multiple element arrangements, but for those arrangements that include customization or significant modification of the software, or where software services are otherwise considered essential to the functionality of the software in the customer’s environment, the Company uses contract accounting and applies the provisions of SOP 81-1.  No such revenues have been recognized through December 31, 2005.

If the arrangement does not require significant modification or customization, revenue is recognized when all of the following conditions are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) our fee is fixed or determinable; and collectibility is probable.

For multiple element arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total arrangement fee to the elements based on the fair value of the element using vendor-specific evidence of fair value (“VSOE”), regardless of any separate prices stated within the contract for each element.  Fair value is considered the price a customer would be required to pay if the element was sold separately based on the Company’s historical

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2005 And 2004

experience of stand-alone sales of these elements to third parties.  For PCS, the Company uses renewal rates for continued support arrangements to determine fair value.  For software services, the Company uses the fair value charged to customers when those services are sold separately.  In software arrangements in which the Company has the fair value of all undelivered elements but not of a delivered element, the “residual method” is applied as allowed under SOP 98-9 in accounting for any element of a multiple-element arrangement involving software that remains undelivered such that any discount inherent in a contract is allocated to the delivered element.  Under the residual method, if the fair value of all undelivered elements is determinable, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue assuming the other revenue recognition criteria are met.  In software arrangements in which the Company does not have VSOE for all undelivered elements, revenue is deferred until fair value is determined or all elements for which the Company does not have VSOE have been delivered.  Alternatively, if sufficient VSOE does not exist and the only undelivered element is services that do not involve significant modification or customization of the software, the entire fee is recognized over the period during which the services are expected to be performed.  No such revenues have been recognized through December 31, 2005.

Software Licenses

The Company recognizes the revenue allocable to software licenses and specified upgrades upon delivery of the software product or upgrade to the customer, unless the fee is not fixed or determinable or collectibility is not probable. If the fee is not fixed or determinable, including new customers whose payment terms are three months or more from shipment, revenue is generally recognized as payments become due from the customer.  If collectibility is not considered probable, revenue is recognized when the fee is collected.  Arrangements that include software services, such as training or installation, are evaluated to determine whether those services are essential to the product’s functionality.

A majority of the Company’s software arrangements will involve “off-the-shelf” software.  The Company considers software to be off-the-shelf software if it can be added to an arrangement with minor changes in the underlying code and it can be used by the customer for the customer’s purpose upon installation.  For off-the-shelf software arrangements, the Company recognizes the software license fee as revenue after delivery has occurred, customer acceptance is reasonably assured, that portion of the fee represents a non-refundable enforceable claim and is probable of collection, and the remaining services such as training are not considered essential to the product’s functionality.

For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, the Company recognizes revenue using contract accounting.  The Company generally uses the percentage-of-completion method to recognize revenue from these arrangements.  The Company measures progress-to-completion primarily using labor hours incurred, or value added.  The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract since we have the ability to produce reasonably dependable estimates of contract billings and contract costs.  The Company uses the level of profit margin that is most likely to occur on a contract.  If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely.  These arrangements are often implemented over an extended time period and occasionally require us to revise total cost estimates.  Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in our cost estimates.  Changes to total estimated contract costs, if any, are recorded in the period they are determined.  Estimated losses on uncompleted contracts are recorded in the period in which we first determine that a loss is apparent.  No such revenues have been recognized through December 31, 2005.

Software Services

Some of the Company’s software arrangements will include services considered essential for the customer to use the software for the customer’s purposes.  For these software arrangements, both the software license revenue and the services revenue are recognized as the services are performed using the percentage-of-completion contract accounting method.  When software services are not considered essential, the fee allocable to the service element is recognized as revenue as we perform the services.  No such revenues have been recognized  through December 31, 2005.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2005 And 2004

Deferred Revenue

Certain contracts include need assessment analysis fees which are charged to the customer.  For revenue recognition purposes, the Company defers these fees and amortizes these fees into income on a straight-line basis over the life of the contract in accordance with EITF 00-21.

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred.  Advertising and marketing expense for the years ended December 31, 2005 and 2004 were $141,907 and $37,554, respectively.

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

Earnings Per Share

In accordance with SFAS No. 128, ”Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At December 31, 2005 and 2004, the Company’s potential dilutive securities included 7,760,000 and 8,900,000 compensatory common share purchase options granted to directors, officers and employees, and 7,015,812 and 3,187,862 common share purchase warrants/options granted to consultants or in connection with investments, respectively.  The Company’s potential dilutive securities also included 8 shares of common stock that are issuable upon the conversion of the Company’s series ‘A’ convertible preferred stock, and a maximum of 533,862 common shares issuable upon the conversion of the Company’s series ‘B’ convertible preferred stock.  In addition at December 31, 2005 and 2004, the Company’s Guardian Corporation subsidiary had outstanding 18,714 and 31,531 UGC series ‘A’ preferred shares that could be converted into18,174 and 31,531 Universal Holdings common shares, respectively.  Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss).

The following table presents the components of other comprehensive income (loss):

Years ended December 31, (net of tax)	2005	2004
Foreign Currency Translation Gain (Loss)	$ 55,487	$ (61,917)

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2005 And 2004

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised), “Share-Based Payment”.  This revised statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued.  Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost.  This statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  For public companies that file as a small business issuer, this statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  The adoption of SFAS 123 (Revised) will have an impact the consolidated financial statements.  If the statement had been in effect for the years ended December 31, 2005 and 2004, the company would have recognized an additional expense of $3,361,726 and $2,106,028, respectively.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.  SFAS No. 155 is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6.”) EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005.  EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

NOTE 2 – ACQUISITIONS

Emerging Concepts, Inc.

On February 13, 2004, the Company acquired all the issued and outstanding common stock of Emerging Concepts, Inc. (subsequently renamed ISR Systems Corporation) in exchange for 51,908 shares of common stock.  The fair market value of the common shares issued in this transaction was $0.385 per share, or $20,000, as determined by the market value of the common shares traded on the OTCBB.  This transaction has been accounted for by the purchase method of accounting; accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition.

The fair value of the assets acquired and liabilities assumed is summarized as follows:

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2005 And 2004

Cash	$ 1,597
Intangible assets	20,447
Current liabilities	(2,044)
Purchase price	$ 20,000

Pro forma financial information is not presented since the amounts are immaterial.

During the year ended December 31, 2004, the Company recognized an impairment of $20,447 related to the intangible assets that was acquired in this acquisition.

Strategic Security Solutions International Ltd.

On July 1, 2004, the Company, through its Secure Risks Ltd. subsidiary, acquired all the issued and outstanding common stock of SSSI in exchange for 4,101,494 common shares.  The fair market value of the common shares issued in this transaction was $0.79 per share, or $3,240,180, as determined by the market value of the common shares traded on the OTCBB.  The company also paid $37,500 in legal fees associated with this transaction that has been included as part of the purchase price.  This transaction was accounted for by the purchase method of accounting, as required by SFAS No. 141, “Business Combinations,” and accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based upon the estimated fair values at the date of acquisition.

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

The operating results of SSSI are included in the Company’s consolidated results of operations from July 1, 2004. The following unaudited proforma summary presents the consolidated results of operations as if the acquisition of SSSI had occurred on January 1, 2004.  These proforma results have been presented for comparative purposes only and are not indicative of what would have occurred had the acquisition been made as of January 1, 2004, appropriately, or of any potential results which may occur in the future.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2005 And 2004

Year Ended December 31, 2005
Net revenue	$ 6,117,682
Gross profit	1,734,975
Operating expenses	4,898,167
Net loss attributable to common stockholders	(2,660,625)
Loss per share	$ (0.07)

MeiDa Information Technology, Ltd.

On October 7, 2005 the Company’s ISR Systems Corporation subsidiary acquired all the issued and outstanding common stock of MeiDa Information Technology, Ltd. from its stockholders pursuant to a Share Exchange Agreement and Plan of Reorganization entered into on August 31, 2005.  Pursuant to the terms of that agreement, the Company paid MeiDa’s shareholders a total of 2,272,727 Universal Holdings common shares, payable in two tranches, 1,000,000 shares delivered at the closing on October 7, 2005, and the balance delivered on January 30, 2006.  The fair market value of the common shares issued in this transaction was  $3,000,000 in the aggregate, or $1.32 per share, based on the volume average weighted price (“VAWP”) of the Company’s common shares on the OTCBB for the 15 days preceding the entering into of the agreement.  For the transaction to be legally binding in Hong Kong, the Company was required to file and pay a stamp duty tax for the transfer of MeiDa shares to the Company.  As a result the Company did not issue the initial 1,000,000 shares that were to be issued on October 7, 2005.  The stamp duty tax was filed and paid in January 2006 at which time the transaction closed, the MeiDa shares were transferred to the Company and the 2,272,727 shares of the Company were issued to the former MeiDa stockholders.  This transaction will be accounted for by the purchase method of accounting; accordingly, the purchase price will been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition.  The Company had not completed this transaction until 2006, but has effectively controlled MeiDa since October 7, 2005.  Therefore, from the period from October 7, 2005 to January 30, 2006, the Company has accounted for MeiDa as a variable interest entity.

NOTE 3 – PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2005 consisted of the following:

Machinery and equipment	$ 549,355
Armored vehicles	1,038,629
Office equipment	413,830
2,001,814
Less accumulated depreciation	(562,864)
$ 1,438,950

Depreciation expense for the years ended December 31, 2005 and 2004 was $420,794 and $136,896, respectively.   Total property and equipment additions from the Company’s foreign subsidiaries amounted to $970,584 and depreciation expense from these subsidiaries amounted to $401,032.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2005 And 2004

NOTE 4 – CONVERTIBLE DEBENTURES

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Accrued Expenses – Related Party

Accrued expenses – related party consist of amounts due to the Company’s CEO for past due payroll and related benefits, unreimbursed travel expenses and accrued interest on a note payable and amounts due to directors and management of the Company’s SSSI, SDI and SDE subsidiaries.

Notes payable – Related Parties

Notes payable at December 31, 2004 consist of a demand note to an officer that accrues interest at 9% per annum.  The note is unsecured and is payable on demand.  This note payable and accrued interest were repaid in 2005.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2005 And 2004

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Leases

The Company currently leases its corporate office space located in Newport Beach, California under a non-cancelable operating lease that expires on July 31, 2007. Our Secure Risks subsidiary currently leases its principal executive offices located in London, England.  This lease agreement expires on April 30, 2006.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
Year ending December 31,
2006	$ 107,586
2007	43,392
$ 150,978

Litigation

On July 5, 2005, the Company’s subsidiary, Secure Risks, Ltd., received a demand from solicitors for Mr. John Chase, a former Secure Risks employee, claiming that the termination of Mr. Chase’s employment breached the terms of his written employment agreement.  By reason of this alleged breach, the plaintiff claims he is entitled to statutory damages under English law as well as contract damages for the full term of the agreement.  It is the Company’s position the termination of the plaintiff’s employment conformed with the terms and conditions of his employment agreement and did not constitute a breach.  Secure Risks retained a UK solicitor who responded to the plaintiff’s demand.  The plaintiff then filed a claim with the Employment Tribunal, an administrative agency which hears labor disputes in England and Wales.  Secure Risks filed a timely response to the plaintiff’s claims.  On October 26, 2005, Secure Risks received notice from the Employment Tribunal that a pre-hearing review and case management conference will be set shortly.  Secure Risks will continue to vigorously defend the plaintiff’s claims.

On March 6, 2006, a complaint was filed in the Los Angeles County Superior Court by Mr. H. Seth Kaplan against the Company and Michael J. Skellern entitled H. Seth Kaplan, Plaintiff v. Universal Guardian Holdings, Inc.; and Michael Skellern, Defendants.  In the complaint, the plaintiff alleges various causes of action including, without limitation, breach of contract, violation of California’s Corporations Code section 25017(a), common law fraud, conversion and breach of fiduciary duty arising out of the Company’s failure to honor an alleged oral promise to pay a finder’s fee of 10% of the value of the Company’s SSSI subsidiary, which entity Secure Risks acquired pursuant to the terms and conditions of an Agreement And Plan Of Share Exchange dated June 28, 2004 and effective July 1, 2004.  In the complaint, the plaintiff seeks general damages in the amount of $1,500,000 as well as punitive damages.  The complaint was recently served and the Company has yet to respond.  Mr. Kaplan has also made separate demand for the conveyance of 250,000 common shares purportedly earned as a finder’s fee upon the appointment of Mr. Michael Stannard to the Company’s board of directors pursuant to an alleged independent promise made by the Company.  The claim is based upon a written consulting agreement which contains an arbitration provision.  Mr. Kaplan has requested that this claim be joined with the superior court action.  The Company is taking the matter under advisement and has yet to respond to demand for arbitration.  The Company intends to vigorously defend both claims made by the plaintiff.

On January 11, 2005, the Company received a cease and desist letter from Pepperball Technologies, Inc. claiming that its prospective manufacture of frangible projectiles for the Python (now named Riot Defender) Projectile Launcher infringes on Pepperball’s patents, and further claiming that the prior President of the Company’s Shield Defense Corporation subsidiary, Mr. Dennis M. Cole, who was previously employed by Pepperball, violated his at will

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2005 And 2004

employment agreement by providing the Company with alleged trade secrets.  The frangible projectiles that will be manufactured by the Company are protected by a patent originally issued to the U.S. Navy on November 14, 2000 (U.S. Patent No. 6,145,441).  The U.S. Navy granted Guardian Corporation the exclusive right to sell and market projectiles using this patented technology for the life of the patent pursuant to an agreement dated November 19, 2002.  In January, 2004, Guardian Corporation renewed its exclusive license to the U.S. Navy’s patent for 14 years.  The Company has received non-infringement opinions from patent counsel confirming that the Company’s manufacture and sale of the frangible projectiles will not infringe upon Pepperball’s intellectual property rights.  To date, the Company has yet to sell any frangible projectiles which undermines any claims of damages which may be asserted by Pepperball.  On January 28, 2005 the Company responded to Pepperball’s correspondence and is prepared to vigorously defend its claims if necessary.  In reply, Pepperball is demanding that the Company provide it with exemplars of the Company’s products so that they may make an independent determination as to whether the design of the frangible projectiles infringes on their patents.  The Company is taking the matter under advisement.

The Company has recently received correspondence from counsel for MAG Capital, LLC (“MAG”) and its affiliates claiming that the Company failed to give MAG a right of first refusal in connection with the Company’s December 2005 private placement with Paulson Investment Company, Inc.  By reason of the Company’s alleged failure to grant such right of first refusal, MAG claims that it is entitled to at least a 10% reduction in the conversion price as provided for  in the Company’s Certificate of Designations of Preferences and Rights relating to its series ‘B’ preferred shares, among other damages and remedies.  The Company denies that it failed to give MAG a right of first refusal.  No formal action has been filed by MAG against the Company.  MAG and the Company are in the process of negotiating a settlement of this dispute.

On October 22, 2003, AC Pacific View Corporate Center, Inc., Guardian Corporation’s former landlord, filed a complaint for breach of lease for Guardian Corporation’s former office space in an action entitled AC Pacific View Corporate Center, Inc. v. Universal Guardian Corporation, et al, designated case no. GIN 033428.  Guardian Corporation had previously entered into a lease termination agreement and surrendered possession of these premises to AC Pacific View on or about September 23, 2003.  AC Pacific View alleged in the complaint that Guardian Corporation owed approximately $925,000 under the lease.  On June 3, 2004, Guardian Corporation entered into a stipulated settlement with AC Pacific View whereby the company agreed to pay the sum of $200,000 to AC Pacific View on or before December 31, 2004 in full satisfaction of all of the company’s obligations arising under the lease.  In the event payment is not made by that date, AC Pacific View is entitled to enter judgment against Guardian Corporation for the sum of $200,000, less any amount(s) paid.  The Company has adjusted its estimated accrued liability related to this settlement to $200,000 resulting in a gain of $742,456 and in included in the statement of operations.  As of December 31, 2005, the $200,000 had not been paid.

The Company is involved in certain legal proceedings and claims that arise in the normal course of business.  Management does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position or results of operations.

Other Commitments

The Company entered into a consulting agreement in December 2005 for media and related services.  The term of the contract is for six months and may be terminated by either party with thirty day written notice.  Compensation under the agreement requires the Company to pay the consultant $25,000 payable in stock at the end of each quarter.  The Company has not issued any stock to the consultant as of December 31, 2005; however will be required to issue stock with a value of $50,000 by the end of the second quarter of 2006.

Mr. Michael J. Skellern is currently employed as President and Chief Executive Officer of the Company pursuant to the terms of an executive employment agreement entered into effective October 1, 2004.  The essential terms of the employment agreement are as follows:

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2005 And 2004

•

Mr. Skellern is employed under the agreement for an initial five-year initial term.  After the initial term, the agreement renews automatically for successive three-year terms, unless either Mr. Skellern or the Company provides at least one months notice prior to the expiration of the pending term of their election not to renew.

•

Mr. Skellern’ compensation under the agreement consists of an initial base salary of $296,570 per year, subject to annual increases as determined by our board of directors, but at least 15% on each anniversary date.  As of December 31, 2005, this amount has been increased to $341,055.

•

Mr. Skellern is entitled to an automobile allowance of not less than $975 per month.

•

The Company is required to pay the insurance premium for a $2,000,000 life insurance policy on Mr. Skellern for the benefit of his family.

Mr. Mark V. Asdourian is employed as General Counsel of the Company pursuant to the terms of a four-year employment agreement with an effective date of September 8, 2004.  Under the terms of this agreement, Mr. Asdourian devotes a substantial portion of his time to the company’s affairs.  Mr. Asdourian devotes the balance of his time to his private practice as principal of Mark V. Asdourian, A Professional Corporation.  With the consent of both parties, Mark V. Asdourian, A Professional Corporation acts as attorney of record with respect to certain litigation concerning the company.  The essential terms of the employment agreement are as follows.

•

Mr. Asdourian is currently entitled to compensation of $20,000 per month.

•

The company may in its discretion increase his salary and pay Mr. Asdourian a bonus at the end of each year of employment.

•

As an inducement for Mr. Asdourian’s employment, he was granted a common share purchase option entitling him to purchase over four years 500,000 Universal Holding common shares at the price of $0.52 per share, the fair market value of the shares as of the date of grant.  The options vest on a monthly basis commencing on the effective date of the agreement.

•

In addition and subject to board approval, in the event of the grant by the company of common share purchase options to its directors after January 1, 2005, Mr. Asdourian will be entitled to receive an identical grant.

•

The agreement will automatically renew for successive two year periods unless either party provides notification of termination at least thirty days’ prior to the expiration of a pending term.

Mr. Braes is employed as Managing Director of Secure Risks under a service agreement with that company dated June 17, 2004.  The service agreement has an initial term of three years, although it is terminable by either party upon 90 days prior notice following the first anniversary date of the agreement.  The essential terms of the service agreement are as follows:

•

Mr. Braes is entitled to annual compensation of £100,000 per year.

•

Mr. Braes is entitled to be paid a discretionary bonus as determined by Secure Risks’ board of directors.  Secured Risks has since agreed to pay Mr. Braes (1) a stage one bonus equal to 30% of Secure Risks earnings before income taxes and amortization or “EBITA” over 20% EBITA, not to exceed Mr. Braes’ base salary; and (2) a stage two bonus equal to 50% of Secure Risks EBITA over 20% EBIDTA on any revenue increase over prior year revenues.  The bonus shall be paid 20% in cash and 80% in a number of five-year common share purchase options equal to the amount of the bonus payable in options divided by the fair market value of the shares, and exercisable at that fair market value.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2005 And 2004

Mr. Goertz is employed as President of ISR System under an executive employment agreement with that company dated October 17, 2005.  The essential terms of the employment agreement are as follows:

•

Mr. Goertz is employed under the agreement for an initial 42 month initial term.  After the initial term, the agreement renews automatically for successive one-year terms, unless either Mr. Goertz or the Company provides at least one months’ notice prior to the expiration of the pending term of their election not to renew.

•

Mr. Goertz’s compensation under the agreement consists of an initial base salary of $198,000 per year, subject to annual increases as determined by the Company.

•

Mr. Goertz is entitled to an automobile allowance of not less than $650 per month.

•

Mr. Goertz will also be entitled to share, with other employees of ISR Systems and its subsidiary, in a cash and option bonus plan to be established based upon gross margin and revenue targets.

Future commitments for salary agreements as disclosed in detail above consist of the following as of December 31, 2005:

2006	$ 979,055
2007	974,013
2008	981,025
2009	1,101,680
2010	1,237,783

NOTE 7 – STOCKHOLDERS’ EQUITY

Series ‘A’ Convertible Preferred Stock

At December 31, 2005, the Company had 600 series ‘A’ convertible preferred shares outstanding.

The series ‘A’ preferred shares carry a 7% cumulative dividend, and are convertible into common shares at the Company’s discretion if its common shares trading at $120 per share ($6 per share pre-split) for five consecutive days.  The series ‘A’ preferred shares are non-voting, carry no redemption rights, and carry a $300,000 liquidation preference, in additional to the payment of cumulative dividends.  As of December 31, 2005, there was $127,750 of dividends in arrears with respect to these shares.

These shares were originally issued in or about December 1999 to Triple Tree, an affiliate of Terra Listed, Ltd. In connection with that purchase, the Company purchased 4,100 shares of Triple Tree.  Based upon corporate minutes accompanying the transaction, the Company has the right to convert the 600 series ‘A’ preferred shares outstanding into eight common shares pursuant based an $80 per share conversion rate.  The Company also believes that Triple Tree may owe the Company up to $200,000 in connection with a put right and guarantee provided by Triple Tree to the Company in connection with Triple Tree shares purchased by the Company, and are presently investigating the matter.  Should it be determined that the shares were so issued, the Company may consider canceling some or all of the series ‘A’ preferred shares and the dividends accrued to date on those shares in connection with that obligation.

Series ‘B’ Convertible Preferred Stock

At December 31, 2005, the Company had 5,250 series ‘B’ convertible preferred shares outstanding.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2005 And 2004

On August 17, 2005, as part of a single private placement, the Company sold (1) 4,250 unregistered shares of series ‘B’ convertible preferred stock to Monarch Pointe Fund, Ltd. (“Monarch”) for the sum of $425,000, and (2) 1,000 unregistered shares of series ‘B’ convertible preferred stock to Mercator Momentum Fund III, LP (“Mercator Fund III”) for the sum of $100,000. The 5,250 series ‘B’ preferred shares are convertible at the option of the holders into a total of 480,493 common shares in the ordinary course of conversion, or 533,862 common shares in the event of a default with respect to the Company’s obligations under the subscription agreement governing the sale of those shares.

The series ‘B’ preferred shares carry a $525,000 liquidation preference, are entitled to participate with the Company’s common shares with respect to dividends on an “as-if” converted basis, and as discussed below are convertible into a total of 480,506 common shares in the ordinary course of conversion, or 533,862 common shares in the event of a default with respect to our obligations under the subscription agreement governing the sale of those shares.  The series ‘B’ preferred shares are non-voting, do not accrue dividends (other than the aforesaid right to participate with common shares), and carry no redemption rights.

Under the subscription agreement, an event of default is defined as (1) the commencement by the Company of a voluntary case or proceeding under the bankruptcy laws, (2) the breach by the Company of any of the covenants or representations made in the subscription agreement which is not cured within ten days after delivery of written notice to the Company, or (3) the Company’s failure to: (i) discharge or stay a bankruptcy proceeding within 60 days of such action being taken against the Company, (ii) file a registration statement with the SEC registering the series ‘B’ preferred shares by October 3, 2005 (45 days after the closing, which we have satisfied), (iii) cause the registration statement to be declared effective by the SEC and the final prospectus to be filed with the SEC by December 31, 2005 (90 days after the filing of the registration statement which we have satisfied); (iv) maintain the effectiveness of the registration statement once made effective; (v) maintain trading of the company’s common shares on the OTCBB except for any periods when the stock is listed on the Nasdaq Small Stock Market, the Nasdaq National Stock Market, the AMEX or the NYSE, (vi) pay certain costs or expenses described in the subscription agreement (which we have satisfied), (vii) timely deliver common share certificates to the purchasers under the subscription agreement (which we have satisfied), or (viii) pay any dividends when due.

Pursuant to the certificate of designation under which the series ‘B’ preferred shares were created, each series “B’ preferred share is convertible into common shares by dividing the purchase price for that preferred share ($100 per share) by a conversion price, which is fixed at $1.0926 in the ordinary course or $0.9834 in the event of default.  Accordingly, each series ‘B’ preferred share would be converted into approximately 91.5 and 101.7 common shares in the ordinary course or in the event of default, respectively, resulting in a total of 480,506 and 533,862 common shares being issued in the ordinary course or in the event of default, respectively, should all 5,250 series ‘B’ preferred shares be converted.

The holders of the series ‘B’ preferred shares also have certain contractual rights separate from those inherent to those shares.  Specifically, under the terms of the subscription agreement, the Company is prohibited from using the proceeds of this transaction for payment of any dividends or other sums to holders of series ‘A’ preferred shares, or from reducing or retiring any insider note or convertible debt held by an officer or director of the Company.  The Company is also prohibited from entering into any debt or equity financing without the prior written approval of Monarch and Mercator Fund III until the common shares underlying the series ‘B’ preferred shares are registered.  The Company is also obligated to afford Monarch and Mercator Fund III a right of first refusal with respect to any capital raising financing (as opposed to joint ventures, acquisitions, compensatory or other non-capital raising financings) in which we sell debt or equity securities for cash until the earlier of August 17, 2006 or the conversion of the series ‘B’ preferred shares.

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

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2005 And 2004

Common Stock

For the year ended December 31, 2005:

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

In January 2005, the Company granted to a consultant as compensation for providing legal services in connection with regulatory and other approvals relating to the marketing of the Company’s products, common share purchase options entitling him to purchase 100,000 shares of common stock at the exercise price of $1.60 per share that were valued at $159,942.  These options vest in equal amounts at the end of the first through twelfth month of the provision of services by the consultant.  These options expire January 11, 2010.  These options were valued using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 3.5%, a dividend yield of 0% and volatility of 317%.  The value of these options is being amortized into expense over the twelve month period of the contract.  As of December 31, 2005 the Company has amortized $159,942 as expense.

In April 2005, the Company granted to a consultant as compensation for providing accounting and financial related services common shares purchase options entitling him to purchase 100,000 shares of common stock at the exercise price of $1.40 per share that were valued at $99,759.  These options vest quarterly in equal amounts over a two year period.  These options expire April 28, 2010.  These options were valued using the Black-Scholes option pricing model using the following assumptions: term of 2 years, a risk-free interest rate of 4.2%, a dividend yield of 0% and volatility of 147%.  The value of these options is being amortized into expense over the twenty-four month vesting period. As of December 31, 2005 the Company has amortized $45,723 as expense.

On April 1, 2005, the Company cancelled 51,908 unissued shares of common stock previously reserved for issuance to the prior shareholders of ISR Systems in payment of the $20,000 purchase price for their shares in ISR Systems as a result of the election by those shareholders of their right to require payment in cash in lieu of Company shares.

On May 9, 2005 the Company issued 40,000 shares of common stock valued at $64,800 in settlement of a litigation.

On August 28, 2005, the Company issued 18,519 shares of common stock with a value of $25,000 in settlement of a litigation.

In August 2005, the Company granted to two consultants as compensation for providing investor relation services common share purchase options entitling them to purchase an aggregate of 800,000 shares of common stock at exercise prices ranging from $1.35 to $1.85 per share.  These options expire in August 2007.  These options were valued at $1,007,216 using the Black-Scholes option pricing model using the following assumptions:  term of 2 years, a risk-free interest rate of 4.5%, a dividend yield of 0% and volatility of 341%.  The value of these options is being amortized into expense over the term of the consulting agreement.  As of December 31, 2005 the Company has amortized $1,007,216 to expense.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2005 And 2004

On September 9, 2005, the Company issued 50,000 shares of common stock upon the exercise of common share purchase options.

On October 6, 2005, the Company sold 100,000 shares of common stock to Mr. Michael D. Bozarth, a director, for gross proceeds of $99,000, representing a 10% discount to market.

On December 14, 2005, the Company sold 1,420,000 unregistered common shares to Paulson Investment Company, Inc. in a private placement for cash for total gross proceeds of $710,000.  As part of that transaction, the Company issued to Paulson Investment Company fully vested common share purchase warrants entitling it to purchase 1,420,000 common shares at $0.50 per share.  These warrants lapse to the extent unexercised by December 14, 2007.

The Company issued 199,926 common shares to consultants and professionals for services valued at $251,856.  The Company also issued 1,622,205 common shares upon the exercise of options and warrants:  50,000 shares for which the exercise price was paid for by services valued at $62,500; 1,143,905 shares upon the cashless exercise of 1,385,000 options and warrant shares; and 428,300 shares for $284,638 in cash.

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

For The Years Ended December 31, 2005 And 2004

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

Series ‘A’ Preferred Stock of Subsidiary - Universal Guardian Corporation

At December 31, 2005, Guardian Corporation had 18,714 UGC series ‘A’ preferred shares outstanding.  This has been presented on the accompanying financial statements in a manner similar to minority interest.

During 2005, holders of the UGC series ‘A’ preferred shares converted 12,817 of those shares into 12,817 common shares.  During 2004, holders of the UGC series ‘A’ preferred shares converted 1,644,635 of those shares into 1,644,635 common shares, including 409,999 UGC series ‘A’ preferred shares converted pursuant to a put option as discussed below.

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

Description of Stock Plans

Universal Guardian Holdings, Inc. 2005 Stock Incentive Plan

On September 1, 2005, the Company’s board of directors adopted, and on October 6, 2005 the Company’s shareholders ratified, the Universal Guardian Holdings, Inc. 2005 Stock Incentive Plan (the “2005 Plan”).  The purpose of the plan is to provide the company with a shareholder-approved vehicle to attract, retain and motivate employees, directors and non-employee consultants upon whose judgment, initiative and effort the successful conduct of the Company’s business will be largely dependent, and to align their interests with those of shareholders by providing incentive compensation opportunities tied to the performance of the Company’s common shares and by promoting increased ownership in the Company’s common shares by such persons.  The 2005 Plan was adopted with the intent to replace the 2002 Plan and 2003 Plan described below.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2005 And 2004

Under the 2005 Plan, a total of 10,000,000 common shares will be available for issuance through the grant of a variety of common share-based awards under the plan.  Types of awards that may be granted under the 2005 Plan include stock awards, restricted stock awards and non-qualified and incentive stock options.  As of December 31, 2005, there were no outstanding options under the 2005 Plan and 9,485,000 shares available for issuance.

Universal Guardian Holdings, Inc. 2002 Stock Compensation Program

On September 19, 2002, the Company’s board of directors and shareholders adopted the Universal Guardian Holdings, Inc. 2002 Stock Compensation Program, formerly known as the Hollywood Partners.com 2002 Stock Compensation Program (the “2002 Stock Program”), pursuant to which a total of 10,000,000 common shares were initially made available for issuance.  Effective as of October 6, 2005, as a result of the adoption of the 2005 Plan by the Company’s shareholders, no further grants will be made under the 2002 Stock Program.  As of December 31, 2005, there were 1,100,000 shares reserved for issuance under outstanding but unexercised common share purchase options granted under 2002 Stock Program prior to October 6, 2005.

Universal Guardian Holdings, Inc. 2003 Incentive Equity Stock Plan

On April 21, 2003, the Company’s board of directors adopted the Universal Guardian Holdings, Inc. 2003 Incentive Equity Stock Plan (the “2003 Stock Plan”), pursuant to which a total of 10,000,000 common shares were initially made available for issuance.  As a result of the adoption of the 2005 Plan by the Company’s shareholders on October 6, 2005, no further grants will be made under the  2003 Stock Plan.  As of December 31, 2005, there remained 1,300,000 shares reserved for issuance under outstanding but unexercised common share purchase options granted under the 2003 Stock Plan prior to October 6, 2005.

Stand-Alone Compensatory Grants

From time to time the Company’s board of directors grants common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of the Company’s formal stock plans.  The terms of these grants are individually negotiated.  As of December 31, 2005, there were a total of 7,697,500 shares reserved for issuance under various outstanding but unexercised common share purchase options granted on a stand-alone basis.

Summary Of Options Granted to Directors, Officers and Employees

The following table summarizes compensatory options granted to directors, officers and other employees for the periods or as of the dates indicated, both under the aforesaid stock plans and in the form of free-standing grants:

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2005 And 2004

	Options Granted	Weighted Average Exercise Price
Balance, December 31, 2003	2,931,250	$ 0.40
Exercised	(200,000)	$ 0.13
Cancelled	(251,250)	$ 0.64
Granted	6,420,000	$ 0.67
Balance, December 31, 2004	8,900,000	$ 0.59
Exercised	(1,640,000)	$ 0.34
Cancelled	(1,700,000)	$ 0.72
Granted	2,200,000	$ 1.01
Balance, December 31, 2005	7,760,000	$ 0.73
Exercisable, December 31, 2005	7,760,000	$ 0.73

The weighted average remaining contractual life of compensatory options outstanding for directors, officers and employees is 4.91 years at December 31, 2005.  The exercise price for compensatory options outstanding for directors, officers and employees at December 31, 2005 were as follows:

Number of Options	Exercise Price
300,000	$0.01
1,000,000	$0.12
2,800,000	$0.47 - $0.54
470,000	$0.75 - $0.79
1,215,000	$0.85 – $1.02
1,700,000	$1.15 - $1.20
275,000	$1.50 – $10.00
7,760,000

No compensation expense was recognized as a result of the issuance of compensatory stock options issued to directors, officers and employees of the Company.

For compensatory options granted to directors, officers and employees during the year ended December 31, 2005 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $1.08 and the weighted-average exercise price of such options was $1.01.  No options were granted during the year ended December 31, 2005, where the exercise price was less than the stock price at the date of the grant or the exercise price was greater than the stock price at the date of grant.

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

For The Years Ended December 31, 2005 And 2004

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

	Warrants	Weighted Average Exercise Price
Balance, December 31, 2003	1,623,973	$ 1.40
Exercised	(261,111)	$ 0.90
Cancelled	(375,000)	$ 0.75
Granted	2,200,000	$ 1.27
Balance, December 31, 2004	3,187,862	$ 1.41
Exercised	(223,300)	$ 0.94
Cancelled	(325,000)	$ 2.90
Granted	4,376,250	$ 1.45
Balance, December 31, 2005	7,015,812	$ 1.27
Exercisable, December 31, 2005	7,015,812	$ 1.27

The weighted average remaining contractual life of the common share purchase outstanding is 2.85 years at December 31, 2005.  The exercise price for common share purchase outstanding at December 31, 2005 were as follows:

Number of Warrants	Exercise Price
328,375	$0.19 – $0.20
1,820,000	$0.35 - $0.50
731,187	$0.87 – $1.00
1,755,000	$1.20 – $1.50
2,381,250	$1.60 – $2.50
7,015,812

During the years ended December 31, 2005 and 2004, the Company issued a total of 1,000,000 and 450,000 common share purchase warrants to a consultant for services valued at $1,266,917 and $159,716, respectively.

NOTE 8 – CONSULTING AGREEMENT

In April 2003, the Company entered into a two-year consulting agreement with Sunrise Financial Group, Inc.  Payment for the services to be provided consisted of the issuance of 500,000 warrants entitling it to purchase common shares

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2005 And 2004

at $2.70 per share and a $10,000 per month fee for 24 months payable in advance.  The fair value of the 500,000 common share purchase warrants using the Black-Scholes pricing model was $682,968.  Concurrently, the President of Sunrise Financial purchased 240,000 shares of Guardian Corporation’s series ‘A’ preferred stock for $300,000, which was placed in Guardian Corporation’s escrow account.  Upon the closing of escrow, the agent was instructed to pay from escrow, $240,000 to Sunrise Financial, which represents the 24 monthly payments due on the agreement.  Therefore, the total payment of $922,968 for Sunrise Financial’s services were, in essence, paid with equity instruments consisting of common share purchase warrants totaling $682,968 and with 192,000 shares of Guardian Corporation series ‘A’ preferred valued at $1.25 per share.  Due to the decline in the value of the Company’s stock, this agreement was modified to cancel the 500,000 common share purchase warrants in consideration for reducing the terms of the agreement by two months.  In accordance with EITF 00-23, the unamortized portion of the value of the 500,000 common share purchase warrants was expensed in 2003 upon the modification of the agreement.  The unamortized portion of the consulting fees related to the issuance of Guardian Corporation series ‘A’ preferred stock has been shown as an offset to stockholders’ equity in the amount of $40,000 at December 31, 2004 as these series ‘A’ preferred shares were converted to common shares in 2004.

NOTE 9 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2005 are as follows:

	United States	United Kingdom
Deferred tax assets:
Net operating loss carryforward	$ 2,440,116	$ —
Less valuation allowance	(2,415,836)	—
	24,280	—
Deferred tax liabilities -
Accelerated capitol allowance	-	(98,398)
Accrued salaries and related benefits	(24,280)	—
Net deferred tax liability	$ —	$ (98,398)

The Components of deferred income tax expense (benefit) are as follows:

United States
	December 31, 2005	December 31, 2004
Accrued legal	$ -	$ 376,982
Accrued salaries and related benefits	24,280	53,350
Allowance for bad debts	-	146,952
Inventory reserve	-	36,757
Net operating loss carryforward	(2,440,116)	(1,141,127)
Increase in valuation allowance	2,415,836	527,086
Income tax expense	$ —	$ —

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2005 And 2004

United Kingdom
	December 31, 2005	December 31, 2004
Accelerated capitol allowance	$ 37,633	$ 60,765
Net operating loss carryforward	41,312	(41,312)
	78,945	19,453
Current year tax payable	123,659	(13,787)
Income tax expense	$ 202,604	$ 5,666

Following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory federal income tax rates to pre-tax income and the reported amount of income tax expense (benefit):

	United States		United Kingdom
	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004
Tax benefit (expense) at federal statutory rates	$ (2,195,160)	$ (820,299)	$ 557,410	$ (12,002)
Accrual of abandoned office lease	—	(252,435)	—	—
Accrued officer salary	7,575	26,017	—	—
Accrued vacation	6,814	2,707	—	—
Depreciation	—	—	107,834	23,558
Meals and entertainment	3,074	3,060	—	—
Financing costs	367,191	—	—	—
Other non deductible expenses	—	—	152,287	5,401
Registration penalty expense	15,300	10,200	—	—
Capitol allowances	—	—	(109,225)	(11,292)
Stock based compensation	88,298	54,303	—	—
Tax loss utilized	—	—	(510,452)	13,788
Writedown of goodwill	—	6,489	—	—
Foreign tax	—	—	—	—
Other	—	—	4,750	(13,787)
Increase in valuation allowance	1,706,908	969,958	—	—
Income tax expense	$ —	$ —	$ 202,604	$ 5,666

At December 31, 2005, the Company has provided a valuation allowance for the United States deferred tax assets since management has not been able to determine that the realization of that asset is more likely than not.  The net change in valuation allowance for the years ended December 31, 2005 and 2004 was an increase of $1,888,750 and $527,086, respectively.  United States net operating loss carryforwards of approximately $12,076,000 expire starting in 2016.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2005 And 2004

NOTE 10 – IMPAIRMENT EXPENSE

During the years ended December 31, 2005 and 2004, the Company recognized the following impairment expense (these amounts are included in selling, general and administrative expenses in the accompanying consolidated statement of operations):

	2005	2004
Goodwill	$ —	$ 20,447
Property and equipment	—	—
Software development costs	—	—
Total impairment expense	$ —	$ 20,447

NOTE 11 – ACQUIRED DEFICIT IN VARIABLE INTEREST ENTITY

The Company accounts for its relationship with MeiDa as a variable interest entity (“VIE”). A VIE is an entity that is subject to consolidation according to the provisions of Financial Accounting Standards Board Interpretation number 46, “Consolidation of Variable Interest Entities” (“FIN 46”). The Company gained control of MeiDa by means other than stock ownership; therefore, MeiDa must be consolidated as a variable interest entity. FIN 46 requires the Company to value the assets and liabilities of the VIE at their fair values at the date the Company becomes the primary beneficiary of the VIE, which occurred for the Company on October 7, 2005. The provisions of FIN 46 require the Company to follow Financial Accounting Standards Board Statement Number 141 Business Combinations (“FASB 141”) for valuing the excess of the fair value of the liabilities over the assets. The Company has an excess of liabilities acquired over the assets acquired from MeiDa. In the near future MeiDa is expected to become a wholly owned subsidiary of ISR and will no longer be a VIE. The Company has recorded the excess of the liabilities of MeiDa over the assets of MeiDa as acquired deficit in variable interest entity. This amount will be adjusted and become part of the intangible assets, upon consolidation as a wholly owned subsidiary of ISR subsequent to December 31, 2005.

NOTE 12 – SUBSEQUENT EVENTS

On February 27, 2006, Paulson Investment Company, Inc. exercised its share purchase warrant to purchase 1,420,000 common shares at $0.50 per share, resulting in gross proceeds to the Company of $710,000.

In February 2006, the Company issued 28,894 shares of common stock for payment of legal and consulting services.

SIGNATURES OF EXECUTIVE OFFICERS AND DIRECTORS

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this annual report on form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on April 18, 2006.

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

By:	/s/ Michael J. Skellern		April 18, 2006
Michael J. Skellern		President, Chief Executive Officer and Chairman of the Board (Director)
By:	/s/ Mel R. Brashears*		April 18, 2006
Mel R. Brashears		Director
By:	/s/ Michael D. Bozarth*		April 18, 2006
Michael D. Bozarth		Director

* By:	/s/ Michael J. Skellern
Michael J. Skellern, Agent-In Fact