Form 10QSB
period 2006-03-31
UNIVERSAL GUARDIAN HOLDINGS INC
filed 2006-05-22
CIK 859916

United States

Securities And Exchange Commission

Washington, D.C. 20549

_________________

FORM 10-QSB

_________________

(Mark One)

☒	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Quarterly Period Ended March 31, 2006
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 19, 2006, there were issued and outstanding 46,530,328 shares of common stock, par value $0.001 per share, and 600 shares of series ‘A’ preferred stock, par value $0.001 per share.

TABLE OF CONTENTS
Page

INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1

Consolidated Balance Sheet

2

Consolidated Statements Of Operations And Other Comprehensive Income (Loss)

3

Consolidated Statement Of Stockholders’ Equity (Deficit)

4

Consolidated Statements Of Cashflow

5

Notes To Interim Consolidated Financial Statements

7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1

General

1

Overview

1

Results of Operations

2

Liquidity and Capital Resources

5

Off-Balance Sheet Arrangements

8

Critical Accounting Policies

8

Recent Accounting Pronouncements

8

UNCERTAINTIES AND RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

9

Risks Relating To Our Business

9

Risks Relating To An Investment In Our Securities

13

CONTROLS AND PROCEDURES

16

Evaluation Of Disclosure Controls And Procedures

16

Evaluation Of Changes In Internal Control Over Financial Reporting

17

Material Weaknesses in Collecting And Processing Financial Information

17

LEGAL PROCEEDINGS

18

CHANGES IN SECURITIES AND USE OF PROCEEDS

19

Recent Sales Of Unregistered Equity Securities Not Previously Reported On Form 8-K

19

Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or Modification Of Any Other Class Of Securities

19

Use Of Proceeds Of Registered Offerings

19

Repurchases Of Equity Securities

19

DEFAULTS UPON SENIOR SECURITIES

19

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

19

OTHER INFORMATION

20

Matters Not Previously Reported On Form 8-K

20

Voluntary Reports

20

Material Changes To Director Nominee Procedures

20

EXHIBITS

20

SIGNATURES

20

-i-

ADVISEMENTS

Unless the context requires otherwise, “we,” “us,” “our”,  and the “company” and similar terms collectively refer to Universal Guardian Holdings, Inc. and our subsidiaries, while the term “Universal Holdings” refers to Universal Guardian Holdings, Inc. in its individual corporate capacity.  The terms “common shares”, “preferred shares”, “series ‘A’ preferred shares”, and “series ‘B’ preferred shares” used in this quarterly report refer to Universal Holdings’ common stock, par value $0.001 per share, “blank check” preferred stock, par value $.001 per share, series ’A’ convertible preferred stock, par value $0.001 per share, and series ’B’ convertible preferred stock, par value $0.001 per share respectively.  The term “UGC series ‘A’ preferred shares” refers to series ’A’ convertible preferred stock, par value $0.001 per share, issued by our Universal Guardian Corporation subsidiary (“Guardian Corporation”).  The information in this quarterly report is current as of the date of this quarterly report (March 31, 2006), unless another date is specified.

We prepare our interim consolidated financial statements in accordance with United States generally accepted accounting principles.  Our consolidated financial condition and results of operations for the three-month interim period ended March 31, 2006 are not necessarily indicative of our prospective consolidated financial condition and results of operations for the full fiscal year ended December 31, 2006.  The interim consolidated financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction with the annual consolidated financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-KSB for our fiscal year ended December 31, 2005, as it may be amended, together with any reports, statements and information filed with the SEC relating to periods or events occurring after December 31, 2005.

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

-ii-

UNIVERSAL GUARDIAN HOLDINGS, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

Contents

-

Page
Interim Consolidated Financial Statements (Unaudited):
Consolidated Balance Sheet as of March 31, 2006	F–2
Consolidated Statements Of Operations and Other Comprehensive Income (Loss) For The Three Months Ended March 31, 2006 And March 31, 2005	F–3
Consolidated Statement Of Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2006	F–4
Consolidated Statements Of Cash Flows for the Three Months Ended March 31, 2006 and March 31, 2005	F–5
Notes to Interim Consolidated Financial Statements	F–7

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

March 31, 2006
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 563,209
Accounts receivable, net of allowance for doubtful accounts of $0	2,192,003
Inventory	617,049
Other current assets	223,248
TOTAL CURRENT ASSETS	3,595,509
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $686,707	1,414,770
GOODWILL	3,525,093
INTELLECTUAL PROPERTY, net of accumulated amortization of $116,539	3,146,546
DEPOSITS AND OTHER ASSETS	22,103
TOTAL ASSETS	$ 11,704,021
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 1,599,493
Accrued expenses	1,965,373
Income taxes payable	118,909
Accrued expenses – related parties	134,246
Deferred revenue	6,700
Accrued obligation under abandoned lease	200,000
TOTAL CURRENT LIABILITIES	4,024,721
DEFERRED TAX LIABILITIES	98,398
TOTAL LIABILITIES	4,123,119
SERIES ‘A’ CONVERTIBLE PREFERRED STOCK OF SUBSIDIARY - UNIVERSAL GUARDIAN CORPORATION	25,264
COMMITMENTS AND CONTINGENCIES	—
STOCKHOLDERS’ EQUITY
Series ‘A’ convertible preferred stock, cumulative 7%; $0.001 par value, 5,000,000 shares authorized; 600 shares issued and outstanding ($133,000 of dividends in arrears)	1
Series ‘B’ convertible preferred stock, $0.001 par value, 5,250 shares authorized; 5,250 shares issued and outstanding	5
Common stock; $0.001 par value; 100,000,000 shares authorized; 45,874,078 shares issued and outstanding	45,874
Additional paid-in capital	24,205,623
Prepaid consulting fee	(41,566)
Accumulated other comprehensive (loss)	(103)
Accumulated deficit	(16,654,196)
TOTAL STOCKHOLDERS’ EQUITY	7,555,638
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 11,704,021

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements Of Operations And Other Comprehensive Income (Loss)

	Three Months Ended March 31,
	2006	2005
	(unaudited)	(unaudited)
NET REVENUE	$ 5,393,071	$ 2,763,943
COST OF REVENUE	2,332,130	1,965,963
GROSS PROFIT	3,060,941	797,980
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,484,343	2,056,400
LOSS FROM OPERATIONS	(423,402)	(1,258,420)
OTHER INCOME (EXPENSE)
Interest expense	—	(9,232)
Financing costs	(164,928)	(1,124,973)
Interest income	224	8,634
Other, net	—	28,036
TOTAL OTHER INCOME (EXPENSE)	(164,704)	(1,097,535)
LOSS BEFORE PROVISION FOR INCOME TAXES	(588,106)	(2,355,955)
PROVISION FOR INCOME TAXES	—	—
NET LOSS	$ (588,106)	$ (2,355,955)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	$ 6,327	$ (563)
COMPREHENSIVE (LOSS)	$ (581,779)	$ (2,356,518)
PREFERRED STOCK DIVIDENDS	$ (5,250)	$ (5,250)
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$ (593,356)	$ (2,361,205)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.01)	$ (0.06)
WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	44,463,560	37,355,819

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement Of Stockholders’ Equity (Deficit)

For The Three Months Ended March 31, 2006

(Unaudited)

	Series ‘A’ Convertible Preferred Stock		Series ‘B’ Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Prepaid Consulting Fees	Accumulated Other Compre- hensive (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2005	600	$ 1	5,250	$ 5	42,152,457	$ 42,152	$ 20,377,548	$ (54,036)	$ (6,430)	$ (16,066,090)	$ 4,293,150
Common stock issued for services	—	—	—	—	28,894	29	31,012	—	—	—	31,041
Common stock issued in connection with acquisition of MeiDa Information Technology, Ltd.	—	—	—	—	2,272,727	2,273	2,997,727	—	—	—	3,000,000
Exercise of warrants for cash	—	—	—	—	1,420,000	1,420	708,580	—	—	—	710,000
Fair value of vesting options issued to employees	—	—	—	—	—	—	90,756	—	—	—	90,756
Amortization of pre-paid consulting fees	—	—	—	—	—	—	—	12,470	—	—	12,470
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	6,327	—	6,327
Net loss	—	—	—	—	—	—	—	—	—	(588,106)	(588,106)
Balance, March 31, 2006	600	$ 1	5,250	$ 5	45,874,078	$ 45,874	$ 24,205,623	$ (41,566)	$ (103)	$ (16,654,196)	$ 7,555,638

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cashflow

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (588,106)	$ (2,355,955)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	240,382	105,293
Amortization of prepaid consulting fee	12,470	92,486
Common stock issued for compensation and services	31,041	169,400
Value of vesting options issued to employees	90,756	—
Services rendered to pay for exercise price of options	—	62,500
Fair value of options and warrants issued to consultants/ placement agent	—	519,937
Value of re-priced warrants	—	12,516
Amortization of debt discounts	—	500,000
(Gain) on disposal of fixed assets	—	(28,036)
(Increase) decrease in:
Accounts receivable	244,704	(498,797)
Inventory	(389,445)	(3,728)
Deposits and other assets	(160,132)	20,987
Accounts payable	(61,919)	575,535
Accrued expenses	959,229	(177,016)
Accrued expenses—related parties	3,821	(187,976)
Accrued registration obligation	—	(30,000)
Deferred revenues	(1,102,761)	268,766
Net cash provided by (used in) operating activities	(719,960)	(954,088)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(99,663)	(617,877)
Proceeds from sale of property and equipment	—	47,701
Net cash provided by (used in) investing activities	$ (99,663)	$ (570,176)

 (continued on next page)

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cashflow

(continued)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants	$ 710,000	$ 2,888
Proceeds from issuance of common stock	—	4,600,000
Payment on notes payable—related party	—	(30,633)
Net cash provided by financing activities	710,000	4,307,255

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,327	(563)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(103,296)	2,782,428

CASH AND CASH EQUIVALENTS, Beginning of period	666,505	330,862
CASH AND CASH EQUIVALENTS, End of period	$ 563,209	$ 3,113,290
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ —	$ 20,803
Income taxes paid	$ —	$ —

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the three months ended March 31, 2006 the Company (1) issued 28,894 shares of common stock to consultants and professionals for services valued at $31,041; and (2) issued 2,272,727 shares of common stock in connection with the acquisition of MeiDa Information Technology, Ltd., valued at $3,000,000.

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

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

NOTE 1 – PRESENTATION

References

Unless the context requires otherwise, the “Company” and similar terms collectively refer to Universal Guardian Holdings, Inc. and its subsidiaries, while the term “Universal Holdings” refers to Universal Guardian Holdings, Inc. in its individual corporate capacity.  The terms “common shares”, “preferred shares”, “series ‘A’ preferred shares” and “series ‘B’ preferred shares” used in these financial statement refer to the Company’s common stock, par value $0.001 per share, “blank check” preferred stock, par value $.001 per share, series ‘A’ convertible preferred stock, par value $0.001 per share; and series ’B’ convertible preferred stock, par value $0.001 per share, respectively.  The term “UGC series ‘A’ preferred shares” refers to series ’A’ convertible preferred stock, par value $0.001 per share, issued by the Company’s Universal Guardian Corporation subsidiary.

Basis Of Presentation

These unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the Company for its year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB for that year, as it may be amended.  The results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Principles of Consolidation

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Shield Defense Technologies, Inc., Secure Risks (including its wholly-owned Strategic Security Solutions International Ltd. (“SSSI”), Secure Risks Pakistan, Ltd., Secure Risks Asia Pacific, Ltd. and Secure Risks Venezuela, Ltd. subsidiaries), Shield Defense International, Inc. (including its wholly-owned subsidiary Shield Defense Europe GmbH), Shield Defense Corporation, ISR Systems and its recently acquired wholly-owed subsidiary MeiDa Information Technology, Ltd.  (MeiDa was treated as a variable interest entity from October 7, 2005 to January 1, 2006)).  The accompanying consolidated financial statements also include the accounts of the Company’s dormant 88.7%-owned subsidiary Guardian Corporation (including its dormant wholly-owned subsidiary, The Harbour Group, Inc.).  All material inter-company accounts and transactions have been eliminated.  Secure Risks has pledged to Universal Holdings the SSSI shares owned by Secure Risks as security for intercompany loans and advances made by Universal Holdings to both of those subsidiaries.

Significant Accounting Policies

For a description of the Company’s significant accounting policies, refer to the footnotes to the audited consolidated financial statements for the Company for its year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB for that year, as it may be amended.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

Management’s Plans

The Company incurred a net loss for the three months ended March 31, 2006, and had an accumulated deficit and a working capital deficit as of that date.  The Company plans to increase sales activities for its SSSI subsidiary and to commence the sale of their products and services for their ISR System, Shield Defense and MeiDa subsidiaries.  The Company believes the increased sales along with the Company’s increased working capital will provide enough cash to continue business for the next twelve months.

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

Reclassification

Certain reclassifications have been made to the balances as of March 31, 2005 to conform to the March 31, 2006 presentation.

Intellectual Property

The intellectual property acquired with the acquisition of MeiDa Information Technology, Ltd. is being amortized over seven years.  Annual amortization of intellectual property is expected to be approximately $466,000.  Amortization expense amounted to $116,539 and $0 for the three months ended March 31, 2006 and 2005, respectively

Stock Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Primarily as a result of adopting SFAS No. 123R, the Company recognized $90,756 in share-based compensation expense for the three months ended March 31, 2006. There were no new employee options granted during the three months ended March 31, 2006; however, the expense recognized of $90,756 relates to the vesting of options issued to employees prior to January 1, 2006.  The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00 per share.  The fair value of our stock options was estimated using the Black-Scholes option pricing model.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosure, the estimated fair value of the options is amortized

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

to expense over the option’s vesting period. The pro forma expense to recognize during the three months ended March 31, 2005 is as follows:

Net loss attributed to common stockholders:
As reported	$ (2,361,205)
Compensation recognized under APB 25	—
Compensation recognized under SFAS 123	(645,503)
Pro forma	$ (3,006,708)
Basic and diluted loss attributed to common stockholders per common share:
As reported	$ (0.06)
Pro forma	$ (0.08)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three month interim periods ended March 31, 2005:  risk-free interest rate of 3.5%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common shares of  317%; and a weighted average expected life of the option of 5 years.

Recently Issued Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.  Management believes that this statement will not have a significant impact on the consolidated financial statements.

In March 2006 FASB issued SFAS 156 “Accounting for Servicing of Financial Assets”.  SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract, (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose the ‘amortization method’ or ‘fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities; (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

and servicing liabilities.   SFAS 156 is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

NOTE 2 - LOSS PER SHARE

In accordance with SFAS No. 128, ”Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At March 31, 2006 and 2005, the only potential dilutive securities were 7,760,000 and 8,885,000 common stock options and 5,595,812 and 4,895,812 common stock warrants/other options, respectively.  In addition at March 31, 2006 and 2005, the Company had outstanding 18,714 and 18,714, respectively, shares of Guardian Corporation’s series ‘A’ preferred stock that can be converted into 18,714 and 18,714 shares of the Company’s common stock, respectively.  Also, at March 31, 2006, the Company had outstanding 5,250 shares of its series ‘B’ convertible preferred stock that can be converted into 480,505 shares of the Company’s common stock.  Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

NOTE 3 – ACQUISITION

MeiDa Information Technology, Ltd.

On October 7, 2005 the Company’s ISR Systems Corporation subsidiary acquired all the issued and outstanding common stock of MeiDa Information Technology, Ltd. from its stockholders pursuant to a Share Exchange Agreement and Plan of Reorganization entered into on August 31, 2005.  Pursuant to the terms of that agreement, the Company paid MeiDa’s shareholders a total of 2,272,727 Universal Holdings common shares, payable in two tranches, 1,000,000 shares delivered at the closing on October 7, 2005, and the balance delivered on January 30, 2006.  The fair market value of the common shares issued in this transaction was  $3,000,000 in the aggregate, or $1.32 per share, based on the volume average weighted price (“VAWP”) of the Company’s common shares on the OTCBB for the 15 days preceding the entering into of the agreement.  For the transaction to be legally binding in Hong Kong, the Company was required to file and pay a stamp duty tax for the transfer of MeiDa shares to the Company.  As a result the Company did not issue the initial 1,000,000 shares that were to be issued on October 7, 2005.  The stamp duty tax was filed and paid in January 2006 at which time the transaction closed, the MeiDa shares were transferred to the Company and the 2,272,727 shares of the Company were issued to the former MeiDa stockholders.  This transaction has been accounted for by the purchase method of accounting; accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition.  The Company had not completed this transaction until 2006, but has effectively controlled MeiDa since October 7, 2005.  Therefore, from the period from October 7, 2005 to January 1, 2006, the Company has accounted for MeiDa as a variable interest entity.

The fair value of the assets acquired and liabilities assumed and allocation of the purchase price is summarized as follows:

Cash	$ 240
Property and equipment	5,435
Intellectual property	3,263,085
Accounts payable	(108,101)
Other current liabilities	(160,659)
Purchase price	$ 3,000,000

NOTE 4 – PROPERTY AND EQUIPMENT

The cost of property and equipment at March 31, 2006 consisted of the following:

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

Machinery and equipment	$ 537,629
Armored vehicles	1,010,258
Office equipment	553,590
2,101,477
Less accumulated depreciation	(686,707)
$ 1,414,770

Depreciation expense for the three month interim periods ended March 31, 2006 and 2005 was $123,843 and $105,293, respectively.

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

The aforesaid private placement was effected through Hunter World Markets, Inc. (“Hunter”), as placement agent.  Under the terms of the placement agency agreement, Hunter was paid $40,000 in cash and issued common share purchase warrants entitling it to purchase 250,000 restricted common shares at $2 per share that were valued at $519,937.  These warrants were valued using the Black-Scholes option pricing model using the following assumptions:  term of 5 years, a risk-free interest rate of 3.5%, a dividend yield of 0% and volatility of 342%.  The value of these warrants was charged to financing costs during the first quarter of 2005.  In addition, the Company agreed to reduce the exercise price on 625,000 common share warrants previously issued to Hunter in May 2004 from $1.50 to $1 per share, and on an additional 625,000 common share warrants previously issued at that time from $2 to $1.25 per share.  In the event the volume average weighted price for the common shares exceeds $5 per share five consecutive days, the exercise prices will revert to that originally agreed upon.  The Company has recognized an expense of $12,516 related to the re-pricing of these warrants during the three months ended March 31, 2005.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

Accrued Expenses – Related Party

Accrued expenses – related party consist of amounts due to the Company’s CEO for past due payroll and related benefits, unreimbursed travel expenses and accrued interest on a note payable and amounts due to directors and management of the Company’s SSSI, SDI and SDE subsidiaries.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

On March 6, 2006, a complaint was filed in the Los Angeles County Superior Court by Mr. H. Seth Kaplan against the Company and Michael J. Skellern entitled H. Seth Kaplan, Plaintiff v. Universal Guardian Holdings, Inc.; and Michael Skellern, Defendants.  In the complaint, the plaintiff alleges various causes of action including, without limitation, breach of contract, violation of California’s Corporations Code section 25017(a), common law fraud, conversion and breach of fiduciary duty arising out of the Company’s failure to honor an alleged oral promise to pay a finder’s fee of 10% of the value of the Company’s SSSI subsidiary, which entity Secure Risks acquired pursuant to the terms and conditions of an Agreement And Plan Of Share Exchange dated June 28, 2004 and effective July 1, 2004.  In the complaint, the plaintiff seeks general damages in the amount of $1,500,000 as well as punitive damages.  The Company filed a motion to dismiss the California securities laws counts of the complaint as well as a motion to strike the punitive damage claims.  The motions to dismiss and strike were granted by the court.  Mr. Kaplan has since filed an amended complaint and the Company will renew the motion to dismiss and motion to strike.  Mr. Kaplan has also made separate demand for the conveyance of 250,000 common shares purportedly earned as a finder’s fee upon the appointment of Mr. Michael Stannard to the Company’s board of directors pursuant to an alleged independent promise made by the Company.  The claim is based upon a written consulting agreement which contains an arbitration provision.  Mr. Kaplan has requested that this claim be joined with the superior court action.  The Company has rejected this demand and Mr. Kaplan has yet to initiate the arbitration proceeding.  The Company intends to vigorously defend both claims made by Mr. Kaplan.

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

On October 22, 2003, AC Pacific View Corporate Center, Inc., Guardian Corporation’s former landlord, filed a complaint for breach of lease for Guardian Corporation’s former office space in an action entitled AC Pacific View Corporate Center, Inc. v. Universal Guardian Corporation, et al, designated case no. GIN 033428.  Guardian Corporation had previously entered into a lease termination agreement and surrendered possession of these premises to AC Pacific View on or about September 23, 2003.  Guardian Corporation had leased the premises to support its U.S. Navy harbor security contract which was ultimately terminated for convenience by the government.  AC Pacific View alleged in the complaint that Guardian Corporation owed approximately $925,000 under the lease.  On June 3, 2004, Guardian Corporation entered into a stipulated settlement with AC Pacific View whereby the company agreed to pay the sum of $200,000 to AC Pacific View on or before December 31, 2004 in full satisfaction of all of the company’s obligations arising under the lease.  In the event payment is not made by that date, AC Pacific View is entitled to enter judgment against Guardian Corporation for the sum of $200,000, less any amount(s) paid.  The Company has adjusted its estimated accrued liability related to this settlement to $200,000 resulting in a gain of $742,456 and in included in the statement of operations.  As of March 31, 2006, the $200,000 had not been paid.

The Company is involved in certain legal proceedings and claims that arise in the normal course of business.  Management does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position or results of operations.

Settlement

On March 30, 2006, the Company entered into a settlement agreement with MAG Capital, LLC (“MAG”) and its affiliates settling all claims relating to its purported failure to give MAG a right of first refusal in connection with the Company’s December 2005 private placement with Paulson Investment Company, Inc.  Under that agreement, the Company agreed to issue 175,745 common shares to MAG and its affiliates, and to reimburse it $5,000 for attorney’s fees.  In consideration for this issuance, MAG and its affiliates released and waived all of its rights of first refusal with respect to the Company’s offering of any securities at $0.70 or more.  Included in accrued liabilities in the accompanying consolidated balance sheet is $164,928 related to this settlement.

NOTE 8 – STOCKHOLDERS’ EQUITY

For The Three-Month Interim Period Ended March 31, 2006

In January 2006, the Company issued 2,272,727 shares of common stock in connection with the acquisition of MeiDa Information Technology, Ltd.  The value of these shares was $3,000,000.

In February 2006, the Company issued 28,894 shares of common stock for payment of legal and consulting services valued at $31,041.

In February 2006, Paulson Investment Company, Inc. exercised its share purchase warrant to purchase 1,420,000 common shares at $0.50 per share, resulting in gross proceeds to the Company of $710,000.

For The Three-Month Interim Period Ended March 31, 2005

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

During the three months ended March 31, 2005, the Company issued 114,563 common shares to consultants and professionals for services valued at $169,400.  The Company also issued 113,277 common shares upon the exercise of warrants:  50,000 for which the exercise price was paid for by services valued at $62,500; 59,977 upon the cashless exercise of 135,000 warrant; and 3,300 for $2,888 in cash.

During the three months ended March 31, 2005, holders of the UGC series ‘A’ preferred shares converted 12,817 of those shares into 12,817 common shares of the Company.

NOTE 9 – SUBSEQUENT EVENTS

On April 18, 2006, MAG and its affiliates converted all 5,250 series ‘B’ preferred shares outstanding into 480,505 common shares.

On April 20, 2006, the board of directors approved the grant of common share purchase options to various employees entitling them to purchase a total of 1,205,000 common shares at the price of $1.09 per share.  Certain of these options vest on December 31, 2006, and lapse to the extent not exercised on April 20, 2011, whereas others vest on December 31, 2006, and lapse to the extent not exercised on April 20, 2016.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our unaudited interim consolidated financial statements and their explanatory notes included as part of this quarterly report, and (2) our audited annual consolidated financial statements and explanatory notes for the year ended December 31, 2005 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC, as it may be amended.

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

We have recently shipped StunLight™ products to Mexico and law enforcement distributors in the United States including U.S. Cavalry, a leading law enforcement and military catalogue company.  We are currently conducting pilot programs for our Cobra StunLight™ product with the Los Angeles County and San Diego County Sheriff’s Departments which we hope will lead to orders from these agencies.  As between our various subsidiaries, SDI focuses on manufacturing the Shield Defense products; SDE focuses on sales and marketing activities in the European market; and SDC focuses on sales and marketing activities throughout the rest of the world.

Our systems group, comprised of our ISR Systems Corporation subsidiary (“ISR Systems”) and its MeiDa Information Technology, Ltd. subsidiary (“MeiDa”), provide proprietary integrated and interoperable asset tracking and monitoring systems for government and commercial global supply chain logistics, inter-modal transportation, maritime and seaport security.  Our T/3 Asset Tracking and Monitoring platform includes asset tracking hardware and fully localized software which provides real-time global asset tracking, visibility and data management from point of origin to final delivery. Our RFID Ready™ platform provides turn-key solutions to meet emerging RFID system mandates for international retailers to improve supply chain efficiencies, visibility and security throughout their global supply chain.  We are currently introducing RFID Ready™ to major retailers and their suppliers in the United States, Asia and Europe.  We are also marketing our Container Guardian™, SupplyChain™ and Explosive Guardian™ systems to the transportation and explosive industries.  As of the date of this quarterly report, we have realized minimal revenue from this platform.

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

As of May 19, 2006, we had issued and outstanding 46,530,328 common shares, 600 series ’A’ preferred shares, and common share purchase options and warrants entitling the holders to purchase up to 14,605,812 common shares with a weighted average exercise price of $1.11 per share.  Our Universal Guardian Corporation subsidiary (“Guardian Corporation”) also had issued and outstanding 18,714 series ‘A’ preferred shares (“UGC series ‘A’ preferred shares”) held by shareholders other than Universal Holdings.  Each of these shares is convertible into either one Guardian Corporation common share (“UGC common shares”) or one Universal Holdings common share.

Results of Operations

Selected Statement Of Operations Data

Summarized in the table below is statement of operations data comparing the three-month interim period ended March 31, 2006 with our three-month interim period ended March 31, 2005:

	Three Months Ended March 31,		Change ($)	Change (%)
	2006	2005
Net revenue	$ 5,393,071	$ 2,763,943	$ 2,629,128	95%
Cost of revenue	2,332,130	1,965,963	366,167	19%
Gross profit	3,060,941	797,980	2,262,961	284%
Selling, general and administrative expenses	3,484,343	2,056,400	1,427,943	69%
Loss from operations	(423,402)	(1,258,420)	(835,018)	(66%)
Interest expense	—	(9,232)	(9,232)	(100%)
Financing costs	(164,928)	(1,124,973)	(960,045)	(85%)
Interest income	224	8,634	(8,410)	(97%)
Other, net	—	28,036	(28,036)	(100%)
Total other income (expense)	(164,704)	(1,097,535)	932,831	85%
Loss before provision for income taxes	(588,106)	(2,355,955)	1,767,849	75%
Provision for income taxes	—	—	—	—
Net loss	$ (588,106)	$ (2,355,955)	$ 1,767,849	75%

Revenues And Gross Profits

Revenue for the three-month interim period ended March 31, 2006 was $5,393,071, as compared to $2,763,943 for the corresponding interim period in fiscal 2005.  Cost of revenue, gross profit and gross margin for the three-month interim ended March 31, 2006 were $2,332,130, $3,060,941 and 57%, respectively, as compared to $1,965,963, $797,980 and 29%, for the corresponding interim period in fiscal 2005.

Our revenues for the three-month interim period ended March 31, 2006 was principally derived from contracts for security services rendered by our SSSI subsidiary.  Approximately 75% of these revenues for the three-month interim period ended March 31, 2006 were derived from contracts in Afghanistan.  Included in these contracts are contracts with International Relief and Development, Inc. (IRD), the U.S. Army and CDM Constructors, each of which contract (or set of contracts) would constitute more than 10% of our revenues for that period.

The $2,629,128 or 95% growth in our revenues for the three-month interim period ended March 31, 2006 as compared to the corresponding interim period in fiscal 2005 was principally attributable to increased operations by our SSSI subsidiary.  The improvement in our gross margins for the three-month interim period ended March 31, 2006 over the corresponding interim period in fiscal 2005 was principally attributable to steps we have taken to reduce our SSSI operating costs in fiscal 2006.

Selling, General And Administrative Expenses And Loss From Operations

Summarized in the table below are selling, general and administrative expenses comparing the three-month interim period ended March 31, 2006 with the three-month interim period ended March 31, 2005:

	Three Months Ended March 31,		Change ($)	Change (%)
	2006	2005
Fees for outside consultants and professionals	$ 315,170	$ 748,969	$ (433,799)	(58%)
Payroll and related benefits	1,696,815	566,531	1,130,284	200%
Rent	192,765	43,670	149,095	341%
Travel	279,494	169,033	110,461	65%
Insurance	166,748	121,483	45,265	37%
Utilities	42,836	28,660	14,176	49%
Writedown of asset	33,840	—	33,840	—
Depreciation and amortization	240,382	105,293	135,089	128%
Other	516,293	272,761	243,532	89%
	$ 3,484,343	$ 2,056,400	$ 1,427,943	69%

Selling, general and administrative expenses for the three-month interim period ended March 31, 2006 was $3,484,343, as compared to $2,056,400 for the corresponding interim period in fiscal 2005, representing a $1,427,943 or 69% overall increase.  The overall increase was principally attributable to an increase in the level of business activities and staffing by our SSSI subsidiary.  Specifically, payroll and related benefits for the three-month interim period ended March 31, 2006 increased by $1,130,284 or 200% over the corresponding interim period in fiscal 2005, representing additional employed staff.  This increase was partially offset by a reduction in fees for outside consultants and professionals for the three-month interim period ended March 31, 2006 in the amount of $433,799 or 58% over the corresponding interim period in fiscal 2005, attributable to a shift by SSSI from consulting staff to employed staff.

Other Income And Expense And Net Loss

Interest expense for the three-month interim period ended March 31, 2006 was $0, as compared to $9,232 for the corresponding interim period in fiscal 2005.  Interest expense relates to interest on notes payable, convertible debentures and capital leases.  The interest expense for the three-month interim period ended March 31, 2005 was principally attributable to the interest charged related to the issuance of a $500,000 convertible debentures in January 2005 which was subsequently repaid in February 2005.

Financing costs for the three-month interim period ended March 31, 2006 was $164,928, as compared to $1,124,973 for the corresponding interim period in fiscal 2005.  Financing costs for the three-month interim period ended March 31, 2006 reflected the value of warrants given in settlement of contractual rights.  Financing costs for the three-month interim period ended March 31, 2005 related to the non-registration penalty related to issuance of common stock in a private placement offering in May 2004, the amortization and write off of the beneficial conversion feature and fair value of warrants issued in connection with the $500,000 of convertible debentures in January 2005, and the value of 250,000 warrants issued to the placement agent and the commissions and fees paid in connection with the issuance of the convertible debentures.

Interest income for the three-month interim period ended March 31, 2006 was $224, as compared to $8,634 for the same period in 2005.  The decrease in interest income for the three-month interim period ended March 31, 2006 principally relates to lower cash balances for that period as compared to the corresponding interim period in fiscal 2005.

We had other income for the three-month interim period ended March 31, 2006 of $0, as compared to net other income of $28,036 for the corresponding interim period in fiscal 2005.  The other net other income for the three-month interim period ended March 31, 2005 principally related to the gain on disposal of fixed assets.

Net Loss

We recorded a net loss of $588,106 during the three-month interim period ended March 31, 2006, as compared to a net loss of $2,355,955 during the corresponding interim period in fiscal 2005, representing a $1,767,849 or 75% decrease in our net loss.  Our net loss for the three-month interim period ended March 31, 2006 is principally attributed to the $423,402 loss from operations as discussed above and financing costs of $164,928 for the period.

Liquidity and Capital Resources

Historical Sources of Cash

For the period January 1, 2004 through March 31, 2006 we principally financed our operations and acquisitions through a combination of (1) the sale of common shares for cash ($7,382,537); (2) the issuance of our common shares and/or options or warrants to purchase our common shares to various consultants in payment for the provision of their services, or to other creditors in satisfaction of our indebtedness to them ($3,675,222); (3) short-term financings including the sale of debentures ($500,000); (5) proceeds from the exercise of common share purchase options or warrants ($1,169,638); (6) the sale of series ‘B’ preferred shares for cash ($513,000); (7) the acquisition of equity interests in subsidiaries in exchange for Universal Holdings common shares ($6,260,180); and(8) revenues received from our Secure Risks subsidiary.  Included in the above are the following significant transactions:

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

•

On August 17, 2005, we sold 4,250 series ‘B’ convertible preferred shares to Monarch, and 1,000 series ‘B’ convertible preferred shares to Mercator Momentum Fund III, LP (“Mercator Fund III”), for the aggregate sum of $525,000 as part of a single private placement.  The 4,250 series ‘B’ preferred shares issuable to Monarch are convertible into up to 432,174 unregistered common shares, while the 1,000 series ‘B’ preferred shares issuable to Mercator Fund III are convertible into up to 101,688 unregistered common shares.  Notwithstanding the foregoing, the aggregate number of common shares into which Monarch and Mercator Fund can convert the series ‘A’ preferred shares, after taking into consideration all other shares held by Monarch, Mercator Fund III or their affiliates, cannot exceed more than 9.99% of our outstanding common shares.  As part of the foregoing transaction, we paid to MAG, as investment advisor for the purchasers, the sum of $12,000 in cash to cover due diligence and legal fees.  Under the terms of the subscription agreement, we are prohibited from using the proceeds of this transaction for payment of any dividends or other sums to holders of series ‘A’ preferred shares, or from reducing or retiring any insider note or convertible debt held by an officer or director of the company.  We are also prohibited from entering into any debt or equity financing without the prior written approval of Monarch and Mercator Fund III until the common shares underlying the series ‘A’ preferred shares are registered.  We are also obligated to afford Monarch and Mercator Fund III a right of first refusal with respect to any capital raising financing (as opposed to joint ventures, acquisitions, compensatory or other non-capital raising financings) in which we sell debt or equity securities for cash until the earlier of August 17,2006 or the conversion of the series ‘B’ preferred shares.  The series ‘B’ convertible preferred shares were converted into common shares in April 2006.

•

On December 14, 2005, we sold 1,420,000 restricted common shares to Paulson Investment Company, Inc. in a private placement for cash for total gross proceeds of $710,000.  As part of that transaction, we issued to Paulson Investment Company fully vested common share purchase warrants entitling it to purchase 1,420,000 common shares at $0.50 per share.  These warrants were exercised on February 27, 2006.

Cash Position and Sources And Uses Of Cash

Our cash and cash equivalents position as of March 31, 2006 was $563,209, as compared to $666,505 as of December 31, 2005.  The decrease in our cash and cash equivalents for the three-month interim period ended March 31, 2006 was attributable to $719,960 in cash used in operating activities and $99,663 in cash used in investing activities, partially offset by $710,000 in cash raised through financing activities.

Our operating activities used cash in the amount of $719,960 for the three-month interim period ended March 31, 2006, as compared to $954,088 for the corresponding interim period in fiscal 2005.  The $719,960 in cash used in operating activities for the three-month interim period ended March 31, 2006 reflected our net loss of $588,106 for that period, as decreased for non-cash deductions, such as depreciation, common stock issued for services and the value of vesting options issued to employees, and a net increase in non-cash working capital balances.  The $954,088 in cash used in operating activities for the three-month interim period ended March 31, 2005 reflected our net loss of $2,355,955 for that period, as decreased for non-cash deductions, such as depreciation, common stock issued for services and amortization of debt discount, and a net increase in non-cash working capital balances.

Our investing activities used cash in the amount of $99,663 for the three-month interim period ended March 31, 2006, as compared to $570,176 for the corresponding interim period in fiscal 2005.  The decrease in our investing activities loss for the three-month interim period ended March 31, 2006 over the corresponding period in fiscal 2005 was principally attributed to decreased purchases of property and equipment by our SSSI subsidiary.

Our financing activities generated cash in the amount of $710,000 for the three-month interim period ended March 31, 2006, as compared to $4,307,255 for the corresponding interim period in fiscal 2005.  The source of cash for the three-month interim period ended March 31, 2006 was attributable to the exercise of warrants by an investor.  The principal sources of cash for the three-month interim period ended March 31, 2005 was the issuance of common shares in the amount of $4,600,000 and proceeds received from the exercise of common share purchase warrants in the amount of $2,888, partially offset by offering costs in the amount of $265,000.

Capital Resources Going Forward

We have approximately $401,000 of cash on hand as of the date of this quarterly report to fund our operations going forward.  Our plan of operation for the twelve month period following the date of this quarterly report is for our Secured Risks subsidiary and its SSSI subsidiary to continue to increase sales activities; our ISR System, Shield Defense and MeiDa subsidiaries to commence the sale of their products and services.  We believe that cash generated by the operations of our Secure Risks subsidiary and its SSSI subsidiary in conjunction with increasing our available working capital will be sufficient to continue our business for the next twelve months.

Based upon projected sales estimates going forward after taking into consideration the aforesaid contemplated increased sales activities, we currently have budgeted approximately $32,028,044 in costs for the twelve month period following the date of this quarterly report, including approximately $17,804,341 in costs of sales; $14,224,502 in sales, general and administrative expenses,  and $475,000 for the purchase or sale of plant and significant equipment.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The only critical accounting policy in the judgment of our management relates to the recognition of set up fees from contracts we enter into with our customers to provide certain services.  When an initial set up fee is charged, we recognize this fee as revenue on a monthly basis over the terms of the contracts as services are performed.  Revenue, billed monthly, is only recognized if we deem that collection is probable and other criteria of SFAS No. 48, ETIF 00-21 and SAB No. 104 are met.  For a description of those and other generally accepted accounting policies that we follow, see note 1, Organization and Significant Accounting Policies, contained in the explanatory notes to our audited annual consolidated financial statements for the year ended December 31, 2005 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC, as it may be amended.

The preparation of our consolidated financial statements also requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities, although we do not consider those estimates to represent critical accounting policies.  For a description of those estimates, see note 1, Organization and Significant Accounting Policies, contained in the explanatory notes to our audited annual consolidated financial statements for the year ended December 31, 2005 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC, as it may be amended.  On an ongoing basis, we evaluate our estimates, including those related to reserves, impairment of long-lived assets, value of our stock issued to consultants for services and estimates of costs to complete contracts.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the company’s first fiscal year that begins after September 15, 2006.  Management believes that this statement will not have a significant impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS 156 “Accounting for Servicing of Financial Assets”.  SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract, (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose the ‘amortization method’ or ‘fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities; (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.   SFAS 156 is effective as of the beginning of the company’s first fiscal year that begins after September 15, 2006.  Management believes that this statement will not have a significant impact on our consolidated financial statements.

UNCERTAINTIES AND RISK FACTORS THAT MAY
AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

We have described below a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this quarterly report, may adversely affect our business, operating results and financial condition.  The uncertainties and risks enumerated below as well as those presented elsewhere in this quarterly report should be considered carefully in evaluating our company and our business and the value of our securities.

Risks Relating To Our Business

We have accumulated losses since our inception.  Our continued inability to generate revenues and profits could cause us to go out of business.

We have incurred an accumulated deficit in the amount of $16,654,196 from our inception through March 31, 2006, and continue to incur operating losses through the date of this quarterly report.  While our management believes that we will attain breakeven in terms of cash inflows over outflows and ultimately profitability as a consequence of the anticipated growth in revenues of our SSSI subsidiary as well as the introduction of our Shield Defense, ISR Systems and MeiDa products and services to market, we will nevertheless continue to generate operating losses for an indefinite period of time, and cannot give you any assurance that the growth in revenues will occur as anticipated or at all or that we will attain break-even or profitability at any particular point in time or at all.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

We have approximately $401,000 of cash on hand as of the date of this quarterly report to fund our operations going forward.  We believe that cash generated by the operations of our Secure Risks subsidiary in conjunction with available working capital should be sufficient to continue our business for at least the next twelve months.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

Our officers and directors currently beneficially own or control the power to vote 22.4% of our outstanding common shares as of the date of this quarterly report, and could increase that percentage to 28.3% assuming they were to fully exercise their vested convertible securities.  As a consequence of their substantial stock holdings, these shareholders will have the ability to elect a majority of our board of directors, and thereby control our management. These shareholders will also have the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.

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

There are outstanding as of May 19, 2006 common share purchase options and warrants entitling the holders to purchase 14,605,812 common shares with a weighted average exercise price of $1.11 per share, of which 12,470,813 of these options or warrants are vested and currently exercisable.  There are also outstanding (1) 600 series ‘A’ preferred shares convertible into 8 common shares, and (2) 18,714 UGC series ‘A’ preferred shares convertible into 18,714 Universal Holdings common shares based upon a $1.25 per share stated value and conversion rate.  A material portion of the options and warrants have exercise prices less than current market prices for our common shares, while a material portion of the convertible preferred shares have an as-converted cost basis approximating current market rates.  The existence of an exercise or cost basis in these securities less than current market rates may act as and incentive for the holder of the securities to exercise or convert the securities, and sell the shares on the public markets.  The exercise or effective conversion price for the exercise or conversion all the aforesaid convertible securities may also be less than your cost to acquire our common shares.  In the event of the exercise or conversion of these convertible securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 common and 5,000,000 “blank check” preferred shares.  Based upon the number of common shares outstanding as of May 19, 2006, we have 53,469,672 common shares available for issuance and 4,999,400 preferred shares available for issuance to meet our future equity issuance requirements, including the exercise or conversion of presently outstanding convertible securities.  Our board may generally issue those common and preferred shares, or options or warrants or convertible indebtedness to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer, in consultation with our other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report pursuant to Rule 15d-15(b) promulgated under the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as currently constituted may not be effective in alerting them in a timely fashion to all material information required to be included in our periodic filings with the SEC in view of the concerns about information flows described below in the subsection captioned “Material Weaknesses In Collecting And Processing International Financial Information”.

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

Material Weaknesses in Collecting And Processing Financial Information

In connection with the preparation of our annual report on form 10-KSB for the year ended December 31, 2005, our independent registered public accounting firm, AJ. Robbins, P.C., determined that certain material weaknesses in our internal controls over the financial reporting process through the date of their opinion for our 2005 audited financial statements existed as a result of delays in receiving and processing financial information from our various worldwide operations and incorporating and consolidating that information into the holding company’s financial records.

We believed this weakness was attributable to the fact that our subsidiaries operate, in many cases, in remote locations throughout the world, including Afghanistan, Pakistan, Hong Kong and South America, and use different accounting methods based upon their locale and different and separate accounting systems and computer programs.  Contributing factors included the fact that we inherited these independent accounting systems when we acquired these businesses, and that the information processing problems have been aggravated by the growth of our businesses and the recent acquisition of our MeiDa subsidiary.  Our auditors believed that this situation reflected a material weakness in our internal controls and procedures insofar as there is a more than remote likelihood that delays in receiving and processing financial information in conjunction with consolidating our financial statements could lead to a material misstatement of our financial statements.  While we do not believe there have been, and our auditors have not identified, any material misstatements in our financial statements to date as a result of this weakness, we nevertheless concurred with our auditors that our financial information collection and processing system is inadequate.  Indeed, we advised our auditors that we were aware of the weakness in our accounting systems due to their various remote locations and systems described above and had already commenced steps to address the situation.  Specifically, in 2005 we had acquired, and are currently in the process of implementing, an industry-recognized international enterprise resource planning or “ERP” software system containing a SAP accounting program which will integrate the accounting and information management functions of all of our worldwide operations into a single accounting and information data-base that can be accessed at any time by management.  We anticipate that we will complete the implementation process by the end of fiscal 2006.  We believe that the implementation of the ERP system will address our auditor’s concerns.

Given the complexities in implementing ERP systems, no assurance can be given that the ERP system will be implemented by the end of fiscal 2006.  The occurrence of a material misstatements in our financial statements by reason of a material weakness in our internal controls and procedures or any other reason could harm our operating results, cause us to fail to meet our reporting obligations, subject us to increased risk of errors and fraud related to our financial statements or result in material misstatements in our financial statements.  Any such failure also could adversely affect the results of the periodic management evaluations and annual independent certified public accountant attestation reports regarding the effectiveness of our “internal control over financial reporting” that will be required when the Securities and Exchange Commission’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us.  Inadequate internal controls could also expose the officers and directors of our company to securities laws violations and also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares.

LEGAL PROCEEDINGS

We have summarized below (1) any legal or governmental proceedings relating to our company or properties to which we are a party which we consider to be material and which are pending as of May 19, 2006, (2) any proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us which are pending as of May 19, 2006, and (3) any such matters pending on December 31, 2006 and settled on or before May 19, 2006.

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

•

On March 6, 2006, a complaint was filed in the Los Angeles County Superior Court against Universal Holdings and Michael J. Skellern entitled H. Seth Kaplan, Plaintiff v. Universal Guardian Holdings, Inc.; and Michael Skellern, Defendants.  In the complaint, Mr. Kaplan alleges various causes of action including, without limitation, breach of contract, violation of California’s Corporations Code section 25017(a), common law fraud, conversion and breach of fiduciary duty arising out of the company’s failure to honor an alleged oral promise to pay a finder’s fee of 10% of the value of our SSSI subsidiary, which entity our Secure Risks subsidiary acquired pursuant to the terms and conditions of an Agreement And Plan Of Share Exchange dated June 28, 2004 and effective July 1, 2004.  In the complaint, Mr. Kaplan seeks general damages in the amount of $1,500,000.00 as well as punitive damages.  The company filed a motion to dismiss the California securities laws counts of the complaint as well as a motion to strike the punitive damage claims.  The motions to dismiss and strike were granted by the court.  Mr. Kaplan has since filed an amended complaint and the company will renew the motion to dismiss and motion to strike.  Mr. Kaplan has also separately made demand for the conveyance of 250,000 common shares purportedly earned as a finder’s fee upon the appointment of Mr. Michael Stannard to our board of directors pursuant to an alleged independent promise made by the company.  The claim is based upon a written consulting agreement which contains an arbitration provision.  Mr. Kaplan has requested that this additional claim be joined with the superior court action.  We have rejected the proposal to consolidate the actions.  Mr. Kaplan  has yet to initiate the arbitration.  We intend to vigorously defend both claims asserted by Mr. Kaplan.

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

•

During the first quarter of fiscal 2006, we received correspondence from counsel for MAG Capital, LLC (“MAG”) and its affiliates claiming that we failed to give MAG a right of first refusal in connection with our December, 2005, private placement with Paulson Investment Company, Inc.  By reason of our alleged failure to grant such right of first refusal, MAG claims that it is entitled to at least a 10% reduction in the conversion price as provided for in the Certificate of Designations of Preferences and Rights relating to our series ‘B’ preferred shares, among other damages and remedies.  On March 30, 2006, we entered into a settlement agreement with MAG settling all claims between the parties.  Under that agreement, we agreed to issue 175,745 common shares to MAG and its affiliates, and to reimburse it $5,000 for attorney’s fees.  MAG and its affiliates waived all rights of first refusal with respect to any offering of securities at $0.70 or more.

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

CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales Of Unregistered Equity Securities Not Previously Reported On Form 8-K

During the three-month interim period ended March 31, 2006, we did not sell any unregistered securities.

Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or Modification Of Any Other Class Of Securities

Not Applicable.

Use Of Proceeds Of Registered Offerings

Not Applicable.

Repurchases Of Equity Securities

During the three-month interim period ended March 31, 2006, we did not repurchase any equity securities.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

OTHER INFORMATION

Matters Not Previously Reported On Form 8-K

Not Applicable.

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

Dated at Newport Beach, California, this 22nd day of May, 2006.

UNIVERSAL GUARDIAN HOLDINGS, INC.
By:	/s/ Michael J. Skellern
Michael J. Skellern Chief Executive Officer and President (principal executive officer)
By:	/s/ Marian J. Barcikowski
Marian J. Barcikowski Chief Financial Officer (principal accounting and financial officer)