Form 10QSB
period 2006-06-30
UNIVERSAL GUARDIAN HOLDINGS INC
filed 2006-08-25
CIK 859916

United States

Securities And Exchange Commission

Washington, D.C. 20549

_________________

FORM 10-QSB

_________________

(Mark One)

☒	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Quarterly Period Ended June 30, 2006
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 23, 2006, there were issued and outstanding 51,935,847 shares of common stock, par value $0.001 per share, and 600 shares of series ‘A’ preferred stock, par value $0.001 per share.

TABLE OF CONTENTS
Page

INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidated Balance Sheet

Consolidated Statements of Operations And Other Comprehensive Income (Loss)

Consolidated Statement of Stockholders’ Equity (Deficit)

Consolidated Statements of Cashflow

Notes To Interim Consolidated Financial Statements

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Overview

Results of Operations

Liquidity and Capital Resources

Off-Balance Sheet Arrangements

Critical Accounting Policies

Recent Accounting Pronouncements

UNCERTAINTIES AND RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

Risks Relating To Our Business

Risks Relating To An Investment In Our Securities

CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Evaluation Of Changes In Internal Control Over Financial Reporting

Material Weaknesses in Collecting And Processing Financial Information

LEGAL PROCEEDINGS

CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales Of Unregistered Equity Securities Not Previously Reported On Form 8-K

Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or Modification Of Any Other Class Of Securities

Use Of Proceeds Of Registered Offerings

Repurchases Of Equity Securities

DEFAULTS UPON SENIOR SECURITIES

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

OTHER INFORMATION

Matters Not Previously Reported On Form 8-K

Voluntary Reports

Material Changes To Director Nominee Procedures

EXHIBITS

SIGNATURES

-i-

ADVISEMENTS

Unless the context requires otherwise, “we,” “us,” “our”,  and the “company” and similar terms collectively refer to Universal Guardian Holdings, Inc. and our subsidiaries, while the term “Universal Holdings” refers to Universal Guardian Holdings, Inc. in its individual corporate capacity.  The terms “common shares”, “preferred shares”, “series ‘A’ preferred shares”, and “series ‘B’ preferred shares” used in this quarterly report refer to Universal Holdings’ common stock, par value $0.001 per share, “blank check” preferred stock, par value $.001 per share, series ’A’ convertible preferred stock, par value $0.001 per share, and series ’B’ convertible preferred stock, par value $0.001 per share respectively.  The term “UGC series ‘A’ preferred shares” refers to series ’A’ convertible preferred stock, par value $0.001 per share, issued by our Universal Guardian Corporation subsidiary (“Guardian Corporation”).  The information in this quarterly report is current as of the date of this quarterly report (June 30, 2006), unless another date is specified.

We prepare our interim consolidated financial statements in accordance with United States generally accepted accounting principles.  Our consolidated financial condition and results of operations for the six-month interim period ended June 30, 2006 are not necessarily indicative of our prospective consolidated financial condition and results of operations for the full fiscal year ended December 31, 2006.  The interim consolidated financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction with the annual consolidated financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-KSB for our fiscal year ended December 31, 2005, as it may be amended, together with any reports, statements and information filed with the SEC relating to periods or events occurring after December 31, 2005.

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

-ii-

UNIVERSAL GUARDIAN HOLDINGS, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

Contents

-

Page
Interim Consolidated Financial Statements (Unaudited):
Consolidated Balance Sheet as of June 30, 2006	F–2
Consolidated Statements of Operations and Other Comprehensive Income (Loss) For The Three and Six Months Ended June 30, 2006 And June 30, 2005	F–3
Consolidated Statement of Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2006	F–4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and June 30, 2005	F–6
Notes to Interim Consolidated Financial Statements	F–8

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

June 30, 2006
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 2,840,410
Accounts receivable, net of allowance for doubtful accounts of $9,200	2,282,258
Inventory	347,174
Other current assets	581,131
TOTAL CURRENT ASSETS	6,050,973
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $769,408	1,269,226
GOODWILL	3,525,093
INTELLECTUAL PROPERTY, net of accumulated amortization of $233,078	3,030,007
DEPOSITS AND OTHER ASSETS	22,103
TOTAL ASSETS	$ 13,897,402
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 1,808,794
Accrued expenses	1,559,057
Income taxes payable	118,909
Accrued expenses – related parties	197,482
Accrued obligation under abandoned lease	200,000
TOTAL CURRENT LIABILITIES	3,884,242
DEFERRED TAX LIABILITIES	98,398
TOTAL LIABILITIES	3,982,640
SERIES ‘A’ CONVERTIBLE PREFERRED STOCK OF SUBSIDIARY - UNIVERSAL GUARDIAN CORPORATION	25,264
COMMITMENTS AND CONTINGENCIES	—
STOCKHOLDERS’ EQUITY
Series ‘A’ convertible preferred stock, cumulative 7%; $0.001 par value, 5,000,000 shares authorized; 600 shares issued and outstanding ($138,250 of dividends in arrears)	1
Common stock; $0.001 par value; 100,000,000 shares authorized; 51,935,847 shares issued and outstanding	51,936
Additional paid-in capital	29,293,575
Prepaid consulting fee	(189,284)
Accumulated other comprehensive (loss)	(14,517)
Accumulated deficit	(19,252,213)
TOTAL STOCKHOLDERS’ EQUITY	9,889,498
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 13,897,402

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations And Other Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUE	$ 5,430,381	$ 2,899,881	$ 10,823,452	$ 5,663,824
COST OF REVENUE	2,755,185	1,784,812	5,087,315	3,750,775
GROSS PROFIT	2,675,196	1,115,069	5,736,137	1,913,049
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,276,998	2,260,072	8,761,341	4,316,472
LOSS FROM OPERATIONS	(2,601,802)	(1,145,003)	(3,025,204)	(2,403,423)
OTHER INCOME (EXPENSE)
Interest expense	—	—	—	(9,232)
Financing costs	—	—	(164,928)	(1,124,973)
Interest income	986	8,102	1,210	16,736
Other, net	2,799	7,085	2,799	35,121
TOTAL OTHER INCOME (EXPENSE)	3,785	15,187	(160,919)	(1,082,348)
LOSS BEFORE PROVISION FOR INCOME TAXES	(2,598,017)	(1,129,816)	(3,186,123)	(3,485,771)
PROVISION FOR INCOME TAXES	—	—	—	—
NET LOSS	$ (2,598,017)	$ (1,129,816)	$ (3,186,123)	$ (3,485,771)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	$ (14,414)	$ (2,280)	$ (8,087)	$ (2,843)
COMPREHENSIVE (LOSS)	$ (2,612,431)	$ (1,132,096)	$ (3,194,210)	$ (3,488,614)
PREFERRED STOCK DIVIDENDS	$ (5,250)	$ (5,250)	$ (10,500)	(10,500)
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$ (2,603,267)	$ (1,135,066)	$ (3,196,623)	$ (3,496,271)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.06)	$ (0.03)	$ (0.07)	$ (0.09)
WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	46,431,186	39,234,188	45,452,809	38,300,192

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Deficit)

For The Six Months Ended June 30, 2006

(Unaudited)

	Series ‘A’ Convertible Preferred Stock		Series ‘B’ Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Prepaid Consulting Fees	Accumulated Other Compre- hensive (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2005	600	$ 1	5,250	$ 5	42,152,457	$ 42,152	$ 20,377,548	$ (54,036)	$ (6,430)	$ (16,066,090)	$ 4,293,150
Common stock issued for services	—	—	—	—	101,062	101	97,622	—	—	—	97,723
Common stock issued as settlement	—	—	—	—	175,745	176	159,752	—	—	—	159,928
Common stock issued in connection with acquisition of MeiDa Information Technology, Ltd.	—	—	—	—	2,272,727	2,273	2,997,727	—	—	—	3,000,000
Common stock issued upon conversion of series ‘B’ convertible preferred stock	—	—	(5,250)	(5)	480,505	481	(476)	—	—	—	—
Common stock issued for cash, net of commissions and expenses of $526,797	—	—	—	—	5,333,351	5,333	3,467,870	—	—	—	3,473,203
Exercise of warrants for cash	—	—	—	—	1,420,000	1,420	708,580	—	—	—	710,000
Fair value of warrants issued to consultants	—	—	—	—	—	—	167,152	(167,152)	—	—	—

(continued on next page)

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Deficit)

For The Six Months Ended June 30, 2006

(Unaudited)

(Continued)

	Series ‘A’ Convertible Preferred Stock		Series ‘B’ Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Prepaid Consulting Fees	Accumulated Other Compre- hensive (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Fair value of vesting options issued to employees	—	—	—	—	—	—	1,317,800	—	—	—	1,317,800
Amortization of pre-paid consulting fees	—	—	—	—	—	—	—	31,904	—	—	31,904
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(8,087)	—	(8,087)
Net loss	—	—	—	—	—	—	—	—	—	(3,186,123)	(3,186,123)
Balance, June 30, 2006	600	$ 1	—	$ —	51,935,847	$ 51,936	$ 29,293,575	$ (189,284)	$ (14,517)	$ (19,252,213)	$ 9,889,498

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cashflow

	Six Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,186,123)	$ (3,485,771)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	458,921	232,781
Amortization of prepaid consulting fee	31,904	163,254
Common stock issued for services	97,723	169,400
Common stock issued for legal settlement	159,928	64,800
Value of vesting options issued to employees	1,317,800	—
Services rendered to pay for exercise price of options	—	62,500
Fair value of options and warrants issued to consultants/ placement agent	—	519,937
Value of re-priced warrants	—	12,516
Amortization of debt discounts	—	500,000
(Gain) loss on disposal of fixed assets	67,130	(31,175)
(Increase) decrease in:
Accounts receivable	154,449	(451,853)
Inventory	(119,570)	(96,437)
Deposits and other assets	(518,015)	(149,397)
Accounts payable	147,382	92,046
Accrued expenses	552,913	(47,976)
Accrued expenses—related parties	67,057	(181,181)
Accrued registration obligation	—	(30,000)
Deferred revenues	(1,109,461)	(17,000)
Net cash provided by (used in) operating activities	(1,877,962)	(2,673,556)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(123,249)	(850,853)
Proceeds from sale of property and equipment	—	47,701
Net cash provided by (used in) investing activities	$ (123,249)	$ (803,152)

 (continued on next page)

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cashflow

(continued)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants	$ 710,000	$ 2,888
Proceeds from issuance of common stock	4,000,000	4,600,000
Payment of offering costs	(526,797)	(265,000)
Payment in exchange for cancellation of previously issued common stock	—	(20,000)
Proceeds from issuance of convertible notes payable	—	500,000
Payments on convertible notes payable	—	(500,000)
Payment on notes payable—related party	—	(30,633)
Net cash provided by financing activities	4,183,203	4,287,255

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(8,087)	(2,843)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,173,905	807,704

CASH AND CASH EQUIVALENTS, Beginning of period	666,505	330,862
CASH AND CASH EQUIVALENTS, End of period	$ 2,840,410	$ 1,138,566
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ —	$ 83,323
Income taxes paid	$ —	$ —

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the six months ended June 30, 2006 the Company (1) issued 101,062 shares of common stock to consultants and professionals for services valued at $97,723; and (2) issued 2,272,727 shares of common stock in connection with the acquisition of MeiDa Information Technology, Ltd., valued at $3,000,000.

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

Basis of Presentation

These unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the Company for its year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB for that year, as it may be amended.  The results for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Principles of Consolidation

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Shield Defense Technologies, Inc., Secure Risks (including its wholly-owned Strategic Security Solutions International Ltd. (“SSSI”), Secure Risks Pakistan, Ltd., Secure Risks Asia Pacific, Ltd. and Secure Risks Venezuela, Ltd. subsidiaries), Shield Defense International, Inc. (including its wholly-owned subsidiaries Shield Defense Europe GmbH and Shield Defense (Macao) Ltd.), Shield Defense Corporation, ISR Systems and its recently acquired wholly-owed subsidiary MeiDa Information Technology, Ltd.  (MeiDa was treated as a variable interest entity from October 7, 2005 to January 1, 2006)).  The accompanying consolidated financial statements also include the accounts of the Company’s dormant 88.7%-owned subsidiary Universal Guardian Corporation (including its dormant wholly-owned subsidiary, The Harbour Group, Inc.).  All material inter-company accounts and transactions have been eliminated.  Secure Risks has pledged to Universal Holdings the SSSI shares owned by Secure Risks as security for intercompany loans and advances made by Universal Holdings to both of those subsidiaries.  As of June 30, 2006, Secure Risks ceased its Venezuela operations and are in the process of relocating its headquarters from the United Kingdom to Singapore.

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

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

Management’s Plans

The Company incurred a net loss for the six months ended June 30, 2006, and had an accumulated deficit as of that date.  The Company plans to increase sales activities for its SSSI subsidiary and to commence the sale of their products and services for its ISR System, Shield Defense and MeiDa subsidiaries.  The Company believes the increased sales along with the Company’s increased working capital will provide enough cash to continue business for the next twelve months.

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

Reclassification

Certain reclassifications have been made to the balances as of June 30, 2005 to conform to the June 30, 2006 presentation.

Intellectual Property

The intellectual property acquired with the acquisition of MeiDa Information Technology, Ltd. is being amortized over seven years.  Annual amortization of intellectual property is expected to be approximately $466,000.  Amortization expense amounted to $233,078 and $0 for the six months ended June 30, 2006 and 2005, respectively.

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

Primarily as a result of adopting SFAS No. 123R, the Company recognized $1,317,800 in share-based compensation expense for the six months ended June 30, 2006.  There were 3,050,000 new employee options granted during the six months ended June 30, 2006.  The expense recognized of $1,317,800 relates to the vesting of options issued to employees prior to January 1, 2006 and the options issued during the six months ended June 30, 2006 that vested during the same period.  The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.03 per share.  The fair value of our stock options was estimated using the Black-Scholes option pricing model.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123.  The fair value of these options was estimated using the Black-Scholes option pricing model.  For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.  The pro forma expense to recognize during the six months ended June 30, 2005 is as follows:

Net loss attributed to common stockholders:
As reported	$ (3,485,771)
Compensation recognized under APB 25	—
Compensation recognized under SFAS 123	(968,260)
Pro forma	$ (4,454,031)
Basic and diluted loss attributed to common stockholders per common share:
As reported	$ (0.09)
Pro forma	$ (0.12)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the six month interim period ended June 30, 2006 and 2005:  risk-free interest rate of 4.5% and 3.5%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company’s common shares of  163% and 317%; and a weighted average expected life of the option of 5 and 5 years, respectively.

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

NOTE 2 - LOSS PER SHARE

In accordance with SFAS No. 128, ”Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At June 30, 2006 and 2005, the only potential dilutive securities were 10,810,000  and 7,585,000 common stock options and 8,613,811  and 4,845,812 common stock warrants/other options, respectively.  In addition at June 30, 2006 and 2005, the Company had outstanding 18,714 and 18,714, respectively, shares of Guardian Corporation’s series ‘A’ preferred stock that can be converted into 18,714 and 18,714 shares of the Company’s common stock, respectively.  Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

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

The fair value of the assets acquired and liabilities assumed and allocation of the purchase price is summarized as follows:

Cash	$ 240

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

Property and equipment	5,435
Intellectual property	3,263,085
Accounts payable	(108,101)
Other current liabilities	(160,659)
Purchase price	$ 3,000,000

NOTE 4 – PROPERTY AND EQUIPMENT

The cost of property and equipment at June 30, 2006 consisted of the following:

Machinery and equipment	$ 522,861
Armored vehicles	981,886
Office equipment	533,887
2,038,634
Less accumulated depreciation	(769,408)
$ 1,269,226

Depreciation expense for the six month interim periods ended June 30, 2006 and 2005 was $225,843 and $232,781, respectively.

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

The aforesaid private placement was effected through Hunter World Markets, Inc. (“Hunter”), as placement agent.  Under the terms of the placement agency agreement, Hunter was paid $40,000 in cash and issued common share purchase warrants entitling it to purchase 250,000 restricted common shares at $2 per share

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

that were valued at $519,937.  These warrants were valued using the Black-Scholes option pricing model using the following assumptions:  term of 5 years, a risk-free interest rate of 3.5%, a dividend yield of 0% and volatility of 342%.  The value of these warrants was charged to financing costs during the first quarter of 2005.  In addition, the Company agreed to reduce the exercise price on 625,000 common share warrants previously issued to Hunter in May 2004 from $1.50 to $1 per share, and on an additional 625,000 common share warrants previously issued at that time from $2 to $1.25 per share.  In the event the volume average weighted price for the common shares exceeds $5 per share five consecutive days, the exercise prices will revert to that originally agreed upon.  The Company has recognized an expense of $12,516 related to the re-pricing of these warrants during the six months ended June 30, 2005.

NOTE 6 – RELATED PARTY TRANSACTIONS

Accrued Expenses – Related Party

Accrued expenses – related party consist of amounts due to the Company’s CEO for past due payroll and related benefits, unreimbursed travel expenses and accrued interest on a note payable and amounts due to directors and management of the Company’s SSSI, SDI and SDE subsidiaries.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

On July 5, 2005, the Company’s subsidiary, Secure Risks, Ltd., received a demand from solicitors for Mr. John Chase, a former Secure Risks employee, claiming that the termination of Mr. Chase’s employment breached the terms of his written employment agreement.  By reason of this alleged breach, the plaintiff claims he is entitled to statutory damages under English law as well as contract damages for the full term of the agreement.  It is the Company’s position the termination of the plaintiff’s employment conformed with the terms and conditions of his employment agreement and did not constitute a breach.  Secure Risks retained a UK solicitor who responded to the plaintiff’s demand.  The plaintiff then filed a claim with the Employment Tribunal, an administrative agency which hears labor disputes in England and Wales.  Secure Risks filed a timely response to the plaintiff’s claims.  On July 31, 2006, Secure Risks received notice from the Employment Tribunal that a pre-hearing review and case management conference has been set for hearing on September 21, 2006.  Secure Risks will continue to vigorously defend the plaintiff’s claims.

On March 6, 2006, a complaint was filed in the Los Angeles County Superior Court by Mr. H. Seth Kaplan against the Company and Michael J. Skellern entitled H. Seth Kaplan, Plaintiff v. Universal Guardian Holdings, Inc.; and Michael Skellern, Defendants.  In the complaint, the plaintiff alleges various causes of action including, without limitation, breach of contract, violation of California’s Corporations Code section 25017(a), common law fraud, conversion and breach of fiduciary duty arising out of the Company’s failure to honor an alleged oral promise to pay a finder’s fee of 10% of the value of the Company’s SSSI subsidiary, which entity Secure Risks acquired pursuant to the terms and conditions of an Agreement And Plan Of Share Exchange dated June 28, 2004 and effective July 1, 2004.  In the complaint, the plaintiff seeks general damages in the amount of $1,500,000 as well as punitive damages.  The Company filed a motion to dismiss the California securities laws counts of the complaint as well as a motion to strike the punitive damage claims.  The motions to dismiss and strike were granted by the court.  Mr. Kaplan filed an amended complaint and the Company renewed its motion to dismiss and motion to strike.  On July 17, 2006, the court granted the Company’s motion to dismiss the unfair business practice claim as well as struck all of the  prayer for punitive damages.  Mr. Kaplan has also made separate demand for the conveyance of 250,000 common shares purportedly earned as a finder’s fee upon the appointment of Mr. Michael Stannard to the Company’s board of directors pursuant to an alleged independent promise made by the Company.  The claim is based upon a written consulting agreement which contains an arbitration provision.  Mr. Kaplan has

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

requested that this claim be joined with the superior court action.  The Company has rejected this demand and Mr. Kaplan has yet to initiate the arbitration proceeding.  The Company intends to vigorously defend both claims made by Mr. Kaplan.

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

On October 22, 2003, AC Pacific View Corporate Center, Inc., Guardian Corporation’s former landlord, filed a complaint for breach of lease for Guardian Corporation’s former office space in an action entitled AC Pacific View Corporate Center, Inc. v. Universal Guardian Corporation, et al, designated case no. GIN 033428.  Guardian Corporation had previously entered into a lease termination agreement and surrendered possession of these premises to AC Pacific View on or about September 23, 2003.  Guardian Corporation had leased the premises to support its U.S. Navy harbor security contract which was ultimately terminated for convenience by the government.  AC Pacific View alleged in the complaint that Guardian Corporation owed approximately $925,000 under the lease.  On June 3, 2004, Guardian Corporation entered into a stipulated settlement with AC Pacific View whereby the company agreed to pay the sum of $200,000 to AC Pacific View on or before December 31, 2004 in full satisfaction of all of the company’s obligations arising under the lease.  In the event payment is not made by that date, AC Pacific View is entitled to enter judgment against Guardian Corporation for the sum of $200,000, less any amount(s) paid.  The Company has adjusted its estimated accrued liability related to this settlement to $200,000 resulting in a gain of $742,456 and in included in the statement of operations.  As of June 30, 2006, the $200,000 had not been paid.

The Company is involved in certain legal proceedings and claims that arise in the normal course of business.  Management does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position or results of operations.

Settlement

On March 30, 2006, the Company entered into a settlement agreement with MAG Capital, LLC (“MAG”) and its affiliates settling all claims relating to its purported failure to give MAG a right of first refusal in connection with the Company’s December 2005 private placement with Paulson Investment Company, Inc.  Under that agreement, the Company issued 175,745 common shares to MAG and its affiliates, and has accrued for reimbursement $5,000 for attorney’s fees.  In consideration for this issuance, MAG and its affiliates released and waived all of its rights of first refusal with respect to the Company’s offering of any securities at $0.70 or more.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY

For The Six-Month Interim Period Ended June 30, 2006

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

On May 12, 2006, the Company granted to Mr. Clifford Roth’s firm, The Wells-Roth Group, as compensation for Mr. Clifford Roth joining the Company’s board of advisors, a common share purchase option entitling it to purchase 100,000 restricted common shares at the exercise price of $0.95 per share.  One-half of these options vest on each of the first and second anniversaries of the grant date, respectively.  These options lapse to the extent unexercised on May 11, 2011.  These options were valued at $89,210 using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 4.5%, a dividend yield of 0% and volatility of 163%.  The value of these options is being shown as prepaid consulting expense and will be amortized into expense over the twenty-four month vesting period.

On May 24, 2006, the Company granted to Messrs. Mel R. Brashears and Michael D. Bozarth, in their capacity as directors of Universal Holdings, common share purchase options entitling each of them to purchase 300,000 restricted common shares at the exercise price of $0.84 per share.  These options vest on December 31, 2006, and lapse to the extent unexercised on May 24, 2016.

On May 24, 2006, the Company granted to Messrs. Michael J. Skellern and Mark V. Asdourian, in their capacity as executive officers of Universal Holdings, common share purchase options entitling each of them to purchase 300,000 restricted common shares at the exercise price of $0.84 per share.  These options vest on September 8, 2006, and lapse to the extent unexercised on May 24, 2016.

On June 1, 2006, the Company granted to Rear Admiral Stephen Johnson’s firm SBS Consulting, Inc., as compensation for Rear Admiral Johnson providing services as director of strategic development, a common share purchase option entitling it to purchase 100,000 restricted common shares at the exercise price of $0.83 per share.  One-half of these options vest on each of the first and second anniversaries of the grant date, respectively.  These options lapse to the extent unexercised on May 31, 2011.    These options were valued at $77,942 using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 4.5%, a dividend yield of 0% and volatility of 163%.  The value of these options is being shown as prepaid consulting expense and will be amortized into expense over the twenty-four month vesting period.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

On June 10, 2006, the Company granted to an employee, a common share purchase option entitling him to purchase 100,000 restricted common shares at the exercise price of $0.90 per share.  One-third of these options vest on the first through third anniversaries of the grant date, respectively.  These options lapse to the extent unexercised on June 10, 2011.

On June 20, 2006, the Company closed a private placement pursuant to which it sold (1) a total of 5,333,351 common shares, and (2) five-year stock purchase warrants entitling the holders to purchase a total of 2,666,681 common shares at $ 1.12½ per share, to forty accredited investors in consideration of gross cash proceeds of $4,000,000.  As part of that transaction, the Company paid the following compensation to Paulson Investment Company, Inc., as placement agent for the offering:  (1) cash compensation in the amount of $400,000, representing 10% of the gross proceeds of the offering; (2) a non-accountable expense allowance in the amount of $120,000, representing 3% of the gross proceeds of the offering; and (3) a five-year placement agent warrant entitling Paulson to purchase a total of 266,669 units at the price of $1.50 per unit, each unit comprised of two common shares and a five-year stock purchase warrant entitling Paulson to purchase one common share at $1.12½ per share.  The Company may accelerate the term of the aforesaid stock purchase warrants in the event that the fair market value of the common shares equals or exceeds $1.50 for five consecutive trading days.  In any such event, the holder of the warrant will have thirty days from notice to exercise the warrant.

On June 12, 2006, the Company granted to Mr. Keith Winsell, in his capacity as Vice President of Marketing pursuant to the terms of his employment agreement, a common share purchase option entitling him to purchase 100,000 restricted common shares at the exercise price of $0.90 per share. One-third of these options vest on the first through third anniversaries of the grant date, respectively.  These options lapse to the extent unexercised on June 12, 2011.

On June 9, 2006, the Company granted to Mr. Kenneth A. Merchant, as an inducement for joining its board of directors, a common share purchase option entitling him to purchase 300,000 restricted common shares at the exercise price of $0.84 per share, reflecting the fair market value of the shares as of the date of the Company’s offer for Mr. Merchant to join the board.  These options vest on December 31, 2006, and lapse to the extent unexercised on June 22, 2016.

On June 9, 2006, the Company granted to Mr. Kenneth A. Merchant, as an inducement for chairing the audit committee of its board of directors, a common share purchase option entitling him to purchase 100,000 restricted common shares at the exercise price of $0.90 per share, reflecting the fair market value of the shares as of the date of Mr. Merchant formally joining the board.  These options were fully vested upon grant, and lapse to the extent unexercised on June 22, 2016.

For The Six-Month Interim Period Ended June 31, 2005

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

In January 2005, the Company granted to a consultant as compensation for providing legal services in connection with regulatory and other approvals relating to the marketing of the Company’s products, fully vested common shares purchase options entitling him to purchase 100,000 shares of common stock at the exercise price of $1.60 per share that were valued at $159,942.  These options vest in equal amounts at the end of the first through twelfth month of the provision of services by the consultant.  These options expire January 11, 2010.  These warrants were valued using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 3.5%, a dividend yield of 0% and volatility

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

of 317%.  The value of these warrants was being amortized into expense over the twelve month period of the contract.

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

In April 2005, the Company granted to a consultant as compensation for providing accounting and financial related services common shares purchase options entitling him to purchase 100,000 shares of common stock at the exercise price of $1.40 per share that were valued at $99,759.  These options vest quarterly in equal amounts over a two year period.  These options expire April 28, 2010.  These options were valued using the Black-Scholes option pricing model using the following assumptions: term of 2 years, a risk-free interest rate of 4.2%, a dividend yield of 0% and volatility of 147%.  The value of these options is being amortized into expense over the twenty-four month vesting period.  The unamortized portion of $29,096 is included in prepaid consulting fee on the accompanying balance sheet at June 30, 2006.

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

NOTE 9 – SUBSEQUENT EVENTS

On August 21, 2006, Universal Holdings entered into a three-year employment agreement with Mr. Randall A. Jones who is employed to serve as the company’s new Chief Financial Officer.  Mr. Jones will commence service immediately following the filing of the quarterly report containing these interim financial statements.  The essential terms of the employment agreement are as follows: (1) Mr. Jones is entitled to annual compensation of $175,000 per year; (2) the company may in its discretion pay Mr. Jones a bonus at the end of each year of employment; and (3) as an inducement for Mr. Jones’ employment, he will be granted a common share purchase option entitling him to purchase in a total of 300,000 Universal Holding common shares at $0.98 per share, reflecting the closing price for such stock as of the date of his employment.  One-third of these options vest on the first through third anniversaries of the grant date, respectively.  In the event of Mr. Jones’ termination without good cause, he will be entitled to one-months’ severance pay.

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

Our service group, comprised of our Secure Risks Ltd. subsidiary (“Secure Risks”), and its Strategic Security Solutions International Ltd. (“SSSI”), Secure Risks Pakistan, Ltd. and Secure Risks Asia Pacific, Ltd. subsidiaries, provide comprehensive risk mitigation solutions and strategic security services, to protect government and commercial assets worldwide.  Services proved by Secure Risks and its subsidiaries include threat assessment, risk analysis, country risk management, business intelligence, corporate investigations, information assurance, insured services, kidnap and ransom, intellectual property and brand protection, identification theft and investigations of fraud as well as tactical security including executive and diplomatic protection and training.  Secure Risks and SSSI provide their services through regional branch offices located in London, Kabul, Jakarta, Pakistan, Hong Kong, Singapore, Dubai and Los Angeles (Newport Beach).  As of June 30, 2006, Secure Risks ceased its Venezuela operations and is in the process of relocating its headquarters from the United Kingdom to Singapore.  A significant portion of our revenues from January 1, 2004 to date have been generated by SSSI from operations outside of the United States.

Our product group, which is comprised of our subsidiary Shield Defense International Ltd. (“SDI”); SDI’s subsidiary Shield Defense (Macao) Ltd.; our subsidiary Shield Defense Corporation (“SDC”); and SDI’s subsidiary Shield Defense Europe GmbH (“SDE”) subsidiary (collectively “Shield Defense”), focus on designing, producing and marketing non-lethal or less-lethal personal protection devices and projectiles for use by global military, law enforcement, private security and consumer personal protection markets.  Shield Defense has recently completed development of two products which we are currently introducing to the market.  The first of these products, the Cobra StunLight™, is a heavy-duty high-intensity LED flashlight designed to provide escalating use-of-force options to the user by illuminating its target and launching a laser-aimed, high-pressure stream OC (pepper spray) which causes temporarily blindness, respiratory breathing difficulty and a burning sensation of the skin to debilitate assailants from safe stand-off distances up to 20 feet.

The second product, the Riot Defender™, is for use by law enforcement and military as a non-lethal use-of-force compliance tool for suspects and to control civil disturbances. The Riot Defender™, is a semi-automatic projectile launcher which can debilitate an assailant using a proprietary frangible projectile, originally patented by the U.S. Navy, at an effective range of more than 50 feet.  A frangible projectile is one which breaks-up upon impact, thereby reducing the risk of injury to the suspect.  The Riot Defender™ has the capacity of ten projectiles in the pistol configuration, and 180 projectiles in the carbine configuration, and can be supplied with a laser-aiming device for better precision and accuracy.  The device can use four projectile variants, including OC powder, inert powder, glass-shattering and marking.  Each projectile has a specific use ranging from individual suspect temporary incapacitation to crowd control.  We are currently developing international manufacturing, sales and marketing channels to facilitate the introduction of these products to the targeted markets.

We have recently shipped StunLight™ products to Mexico and law enforcement distributors in the United States including U.S. Cavalry, a leading law enforcement and military catalogue company.  We are currently conducting pilot programs for our Cobra StunLight™ product with the Los Angeles County and San Diego County Sheriff’s Departments which we hope will lead to orders from these agencies and/or their officers.  As between our various subsidiaries, SDI focuses on manufacturing the Shield Defense products; SDE focuses on sales and marketing activities in the European market; and SDC focuses on sales and marketing activities throughout the rest of the world.

Our systems group, comprised of our ISR Systems Corporation subsidiary (“ISR Systems”) and its MeiDa Information Technology, Ltd. subsidiary (“MeiDa”), includes proprietary integrated and interoperable asset tracking and monitoring systems for government and commercial global supply chain logistics, inter-modal transportation, maritime and seaport security.  Our T/3 Asset Tracking and Monitoring platform includes asset tracking hardware and fully localized software which provides real-time global asset tracking, visibility and data management from point of origin to final delivery. Our RFID Ready™ platform provides turn-key solutions to meet emerging RFID system mandates for international retailers to improve supply chain efficiencies, visibility and security throughout their global supply chain.  We are currently introducing RFID Ready™ to major retailers and their suppliers in the United States, Asia and Europe.  We are also marketing our Container Guardian™, SupplyChain™ and Explosive Guardian™ systems to the transportation and explosive industries.  As of the date of this quarterly report, we have realized minimal revenue from this platform.

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

As of August 23, 2006, we had issued and outstanding 51,935,847 common shares, 600 series ’A’ preferred shares, and common share purchase options and warrants entitling the holders to purchase up to 19,715,510 common shares with a weighted average exercise price of $1.08 per share.  Our Guardian Corporation subsidiary also had issued and outstanding 18,714 series ‘A’ preferred shares (“UGC series ‘A’ preferred shares”) held by shareholders other than Universal Holdings.  Each of these shares is convertible into either one Guardian Corporation common share (“UGC common shares”) or one Universal Holdings common share.

Results of Operations

Selected Statement Of Operations Data

Summarized in the table below is statement of operations data comparing the three- and six-month interim periods ended June 30, 2006 with our three- and six-month interim periods ended June 30, 2005, respectively:

	Three Months Ended June 30,		Change ($)	Change (%)
	2006	2005
Net revenue	$ 5,430,381	$ 2,899,881	$ 2,530,500	87%
Cost of revenue	2,755,185	1,784,812	970,373	54%
Gross profit	2,675,196	1,115,069	1,560,127	140%
Selling, general and administrative expenses	5,276,998	2,260,072	3,016,926	133%
Loss from operations	(2,601,802)	(1,145,003)	1,456,799	127%
Interest income	986	8,102	(7,116)	(88%)
Other, net	2,799	7,085	(4,286)	(60%)
Total other income (expense)	3,785	15,187	(11,402)	(75%)
Loss before provision for income taxes	(2,598,017)	(1,129,816)	1,468,201	130%
Provision for income taxes	—	—	—	—
Net loss	(2,598,017)	(1,129,816)	1,468,201	130%

	Six Months Ended June 30,		Change ($)	Change (%)
	2006	2005
Net revenue	$ 10,823,452	$ 5,663,824	$ 5,159,628	91%
Cost of revenue	5,087,315	3,750,775	1,336,540	36%
Gross profit	5,736,137	1,913,049	3,823,088	200%
Selling, general and administrative expenses	8,761,341	4,316,472	4,444,869	103%
Loss from operations	(3,025,204)	(2,403,423)	621,781	26%
Interest expense	—	(9,232)	9,232	—
Financing costs	(164,928)	(1,124,973)	(960,045)	(85%)
Interest income	1,210	16,736	(15,526)	(93%)
Other, net	2,799	35,121	(32,322)	(92%)
Total other income (expense)	(160,919)	(1,082,348)	(921,429)	(85%)
Loss before provision for income taxes	(3,186,123)	(3,485,771)	(299,648)	(9%)
Provision for income taxes	—	—	—	—
Net loss	(3,186,123)	(3,485,771)	(299,648)	(9%)

Revenue for the three- and six-month interim periods ended June 30, 2006 was $5,430,381 and $10,823,452, respectively, as compared to $2,899,881 and $5,663,824 for the corresponding interim periods in fiscal 2005, respectively.  Cost of revenue, gross profit and gross margin for the three-month interim ended June 30, 2006 were $2,755,185, $2,675,977 and 49%, respectively, as compared to $1,784,812, $1,115,069 and 38% for the corresponding interim period in fiscal 2005, respectively.  Cost of revenue, gross profit and gross margin for the six-month interim ended June 30, 2006 were $5,087,315, $5,736,137 and 53%, respectively, as compared to $3,750,775, $1,913,049 and 34% for the corresponding interim period in fiscal 2005, respectively.

Our revenues for the three- and six-month interim periods ended June 30, 2006 was principally derived from contracts for security services rendered by our SSSI subsidiary.  Approximately 75% of these revenues were derived from contracts in Afghanistan.  Included in these contracts are contracts with International Relief and Development, Inc. (IRD), the U.S. Army and CDM Constructors, each of which contract (or set of contracts) would constitute more than 10% of our revenues for that period.

The 87% and 91% growth in our revenues for the three- and six-month interim periods ended June 30, 2006 as compared to the corresponding interim periods in fiscal 2005 was principally attributable to increased operations by our SSSI subsidiary.  The improvement in our gross margins for the three- and six-month interim periods ended June 30, 2006 over the corresponding interim periods in fiscal 2005 was principally attributable to steps we have taken to reduce our SSSI operating costs in fiscal 2006.

Selling, General And Administrative Expenses And Loss From Operations

Summarized in the table below are selling, general and administrative expenses comparing the three-  and six-month interim periods ended June 30, 2006 with the three-  and six-month interim periods ended June 30, 2005, respectively:

	Three Months Ended June 30,		Change ($)	Change (%)
	2006	2005
Fees for outside consultants and professionals	$ 704,832	$ 960,587	$ (255,755)	(27%)
Payroll and related benefits	2,819,279	536,972	2,282,307	425%
Rent	250,363	47,348	203,015	429%
Travel	420,076	177,879	242,197	136%
Insurance	207,852	148,803	59,049	40%
Utilities	63,186	26,423	36,763	139%
Writedown of asset	67,130	—	67,130	—
Depreciation and amortization	218,539	127,488	91,051	71%
Other	525,741	234,572	291,169	124%
	$ 5,276,998	$ 2,260,072	$ 3,016,926	133%

	Six Months Ended June 30,		Change ($)	Change (%)
	2006	2005
Fees for outside consultants and professionals	$ 1,020,002	$ 1,709,556	$ (689,554)	(40%)
Payroll and related benefits	4,516,094	1,103,503	3,412,591	309%
Rent	443,128	91,018	352,110	387%
Travel	699,570	346,912	352,658	102%
Insurance	374,600	270,286	104,314	39%
Utilities	106,022	55,083	50,939	93%
Writedown of asset	100,970	—	100,970	—

Depreciation and amortization	458,921	232,781	226,140	97%
Other	1,042,034	507,333	534,701	105%
	$ 8,761,341	$ 4,316,472	$ 4,444,869	103%

Selling, general and administrative expenses for the three-month interim period ended June 30, 2006 was $5,276,998 , as compared to $2,260,072 for the corresponding interim period in fiscal 2005, representing a $3,016,926 or 133% overall increase.  The overall increase was principally attributable to an increase in the level of business activities and staffing by our SSSI subsidiary.  Specifically, payroll and related benefits for the three-month interim period ended June 30, 2006 increased by $2,282,307 or 425% over the corresponding interim period in fiscal 2005, representing additional employed staff.  Other significant increases included additional costs of for travel, rent and other expense of $242,197, $203,015 and $291,169, respectively, or 136%, 429% and 124% corresponding interim period in fiscal 2005, respectively.  This increase in general and administrative expenses were partially offset by a reduction in fees for outside consultants and professionals for the three-month interim period ended June 30, 2006 in the amount of $255,755 or 27% over the corresponding interim period in fiscal 2005, attributable to a shift by SSSI from consulting staff to employed staff.

Selling, general and administrative expenses for the six-month interim period ended June 30, 2006 was $8,761,341, as compared to $4,316,472 for the corresponding interim period in fiscal 2005, representing a $4,444,869 or 103% overall increase.  The overall increase was principally attributable to an increase in the level of business activities and staffing by our SSSI subsidiary.  Specifically, payroll and related benefits for the six-month interim period ended June 30, 2006 increased by $3,412,591 or 309% over the corresponding interim period in fiscal 2005, representing additional employed staff.  Other significant increases included additional costs of for other expense, travel and rent of $534,701, $352,658 and $352,110, respectively, or 105%, 102% and 387% corresponding interim period in fiscal 2005, respectively.  This increase in general and administrative expenses were partially offset by a reduction in fees for outside consultants and professionals for the six-month interim period ended June 30, 2006 in the amount of $689,554 or 40% over the corresponding interim period in fiscal 2005, attributable to a shift by SSSI from consulting staff to employed staff.

Other Income And Expense And Net Loss

Interest expense for the three-month and six- month interim periods ended June 30, 2006 was $0, as compared to $0 and $9,232 for the corresponding interim periods in fiscal 2005, respectively.  Interest expense for the six-month interim period ended June 30, 2005 related to interest on notes payable, convertible debentures and capital leases.

Financing costs for the three- and six-month interim periods ended June 30, 2006 was $0 and $164,928, as compared to $0 and $1,124,973 for the corresponding interim periods in fiscal 2005, respectively.  Financing costs for the six-month interim period ended June 30, 2006 reflected the value of warrants given in settlement of contractual rights.  Financing costs for the six-month interim period ended June 30, 2005 related to the non-registration penalty related to issuance of common stock in a private placement offering in May 2004, the amortization and write off of the beneficial conversion feature and fair value of warrants issued in connection with the $500,000 of convertible debentures in January 2005, and the value of 250,000 warrants issued to the placement agent and the commissions and fees paid in connection with the issuance of the convertible debentures.

Interest income for the three- and six-month interim periods ended June 30, 2006 was $986 and $1,210, respectively, as compared to $8,102 and $16,736 for the same periods in 2005, respectively.  The decrease in interest income for the three-month and six-month interim periods ended June 30, 2006 principally relates to lower average cash balances for those periods as compared to the corresponding interim periods in fiscal 2005.

Other income for the three and six months ended June 30, 2006 was $2,799, as compared to $7,085 and $35,121 for the corresponding periods in 2005, respectively.  The $35,121 in other income in 2005 related to the gain on disposal of fixed assets.

Net Loss

We recorded a net loss of $2,598,017 during the three month interim period ended June 30, 2006, as compared to a net loss of $1,129,816 during the corresponding interim period in fiscal 2005, representing a $1,468,201 or 130% increase in our net loss.  Our net loss for the three-month interim period ended March 31, 2006 is principally attributed to the $2,601,802 loss from operations as discussed above and financing costs of $164,928 for the period.

We recorded a net loss of $3,186,123 during the six month interim period ended June 30, 2006, as compared to a net loss of $3,485,771 during the corresponding interim period in fiscal 2005, representing a $299,648 or 9% decrease in our net loss.  Our net loss for the six-month interim period ended June 30, 2006 is principally attributed to the $3,025,204 loss from operations as discussed above and financing costs of $164,928 for the period.

Liquidity and Capital Resources

Historical Sources of Cash

For the period January 1, 2004 through June 30, 2006 we principally financed our operations and acquisitions through a combination of (1) the sale of common shares for cash ($10,855,740); (2) the issuance of our common shares and/or options or warrants to purchase our common shares to various consultants in payment for the provision of their services, or to other creditors in satisfaction of our indebtedness to them ($3,842,374); (3) short-term financings including the sale of debentures ($500,000); (4) proceeds from the exercise of common share purchase options or warrants ($1,169,638); (5) the sale of series ‘B’ preferred shares for cash ($513,000); (6) the acquisition of equity interests in subsidiaries in exchange for Universal Holdings common shares ($6,260,180); and(7) revenues received from our Secure Risks subsidiary.  Included in the above are the following significant transactions:

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

•

On August 31, 2005, we entered into a Share Exchange Agreement and Plan of Reorganization pursuant to which our ISR Systems subsidiary would acquire all of the outstanding capital stock of MeiDa from its shareholders for the payment of 2,272,727 Universal Holdings common shares. We valued the transaction at $3,000,000 based on the volume average weighted price (“VAWP”) of our common shares for the 15 days preceding the entering into of the Share Exchange Agreement and Plan of Reorganization

•

On August 17, 2005, we sold 4,250 series ‘B’ convertible preferred shares to Monarch, and 1,000 series ‘B’ convertible preferred shares to Mercator Momentum Fund III, LP (“Mercator Fund III”), for the aggregate sum of $525,000 as part of a single private placement.  The 4,250 series ‘B’ preferred shares issuable to Monarch are convertible into up to 432,174 unregistered common shares, while the 1,000 series ‘B’ preferred shares issuable to Mercator Fund III are convertible into up to 101,688 unregistered common shares.  Notwithstanding the foregoing, the aggregate number of common shares into which Monarch and Mercator Fund can convert the series ‘A’ preferred shares, after taking into consideration all other shares held by Monarch, Mercator Fund III or their affiliates, cannot exceed more than 9.99% of our outstanding common shares.  As part of the foregoing transaction, we paid to MAG, as investment advisor for the purchasers, the sum of $12,000 in cash to cover due diligence and legal fees.  The series ‘B’ convertible preferred shares were converted into common shares in April 2006.

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

•

On June 20, 2006, we closed a private placement pursuant to which we sold (1) a total of 5,333,351 common shares, and (2) five-year stock purchase warrants entitling the holders to purchase a total of 2,666,681 common shares at $ 1.12½ per share, to forty accredited investors in consideration of gross cash proceeds of $4,000,000.  As part of that transaction, we paid the following compensation to Paulson Investment Company, Inc., as placement agent for the offering:  (1) cash compensation in the amount of $400,000, representing 10% of the gross proceeds of the offering; (2) a non-accountable expense allowance in the amount of $120,000, representing 3% of the gross proceeds of the offering; and (3) a five-year placement agent warrant entitling Paulson to purchase a total of 266,669 units at the price of $1.50 per unit, each unit comprised of two common shares and a five-year stock purchase warrant entitling Paulson to purchase one common share at $1.12½ per share.  We may accelerate the term of the aforesaid stock purchase warrants in the event that the fair market value of our common shares equals or exceeds $1.50 for five consecutive trading days.  In any such event, the holder of the warrant will have thirty days from notice to exercise the warrant.

Cash Position and Sources and Uses Of Cash

Our cash and cash equivalents position as of June 30, 2006 was $2,840,410, as compared to $666,505 as of December 31, 2005.  The increase in our cash and cash equivalents for the six-month interim period ended June 30, 2006 was attributable to $4,183,203 in cash raised through financing activities, partially offset by  $1,877,962 in cash used in operating activities and $123,249 in cash used in investing activities.

Our operating activities used cash in the amount of $1,877,962 for the six-month interim period ended June 30, 2006, as compared to $2,673,556 for the corresponding interim period in fiscal 2005.  The $1,877,962 in cash used in operating activities for the six-month interim period ended June 30, 2006 reflected our net loss of $3,186,123 for that period, as decreased for non-cash deductions, such as depreciation, common stock issued for services and value of vesting options to employees, and a net increase in non-cash working capital balances.  The $2,673,556 in cash used in operating activities for the six-month interim period ended June 30, 2005 reflected our net loss of $3,485,771 for that period, as decreased for non-cash deductions, such as depreciation, common stock issued for services and amortization of debt discount, and a net increase in non-cash working capital balances.

Our investing activities used cash in the amount of $123,249 for the six-month interim period ended June 30, 2006, as compared to $803,152 for the corresponding interim period in fiscal 2005.  The decrease in our investing activities loss for the six-month interim period ended June 31, 2006 over the corresponding period in fiscal 2005 was principally attributed to decreased purchases of property and equipment by our SSSI subsidiary.

Our financing activities generated cash in the amount of $4,183,203 for the six-month interim period ended June 30, 2006, as compared to $4,287,255 for the corresponding interim period in fiscal 2005.  The principal source of cash for the six-month interim period ended June 30, 2006 was attributable to the sale of common shares and warrants in a private placement for gross proceeds of $4,000,000, and the exercise of options and warrants in the amount of $710,000, partially offset by offering costs in the amount of $526,797.  The principal sources of cash for the six-month interim period ended June 30, 2005 was the issuance of common shares in the total amount of $4,600,000 and proceeds received from the exercise of common share purchase warrants in the amount of $2,888, partially offset by offering costs in the amount of $265,000 and the payment in exchange for cancellation of previously issued common stock for $20,000.

Capital Resources Going Forward

We have approximately $1,235,000 of cash on hand as of the date of the filing of this quarterly report to fund our operations going forward.  Our plan of operation for the twelve month period following the date of this quarterly report is for our Secured Risks subsidiary and its SSSI subsidiary to continue to increase sales activities; our ISR System, Shield Defense and MeiDa subsidiaries to commence the sale of their products and services.  We believe that cash generated by the operations of our Secure Risks subsidiary and its SSSI subsidiary in conjunction with increasing our available working capital will be sufficient to continue our business for the next twelve months.

Based upon projected sales estimates going forward after taking into consideration the aforesaid contemplated increased sales activities, we currently have budgeted approximately $27,900,542 in costs for the twelve month period following the date of this quarterly report, including approximately $12,032,582 in costs of sales; $15,867,960 in sales, general and administrative expenses, and $450,000 for the purchase of property and equipment.

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

We have incurred an accumulated deficit in the amount of $19,252,213 from our inception through June 30, 2006, and continue to incur operating losses through the date of this quarterly report.  While our management believes that we will attain breakeven in terms of cash inflows over outflows and ultimately profitability as a consequence of the anticipated growth in revenues of our SSSI subsidiary as well as the introduction of our Shield Defense, ISR Systems and MeiDa products and services to market, we will nevertheless continue to generate operating losses for an indefinite period of time, and cannot give you any assurance that the growth in revenues will occur as anticipated or at all or that we will attain break-even or profitability at any particular point in time or at all.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

We have approximately $1,235,000 of cash on hand as of the filing of this quarterly report to fund our operations going forward.  We believe that cash generated by the operations of our Secure Risks subsidiary in conjunction with available working capital should be sufficient to continue our business for at least the next twelve months.  Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products, the depletion of our working capital would be accelerated.  To the extent it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

We currently have no internal sales or distribution capabilities for our Shield Defense, ISR Systems and MeiDa products and services, and will rely extensively on third-party licensees, strategic partners or third party marketing and distribution companies to perform a significant part of those functions.  As a consequence of that reliance, our ability to effectively market and distribute those products will be dependent in large part on the strength and financial condition of others, the expertise and relationships of those third-parties with customers, and the interest of those parties in selling and marketing our products.  Prospective third-party licensees, strategic partners and marketing and distribution parties may also market and distribute the products of other companies.  If our relationships with any third-party licensees, strategic partners or marketing and distribution partners were to terminate, we would need to either develop alternative relationships or develop our own internal sales and marketing forces to continue to sell those products.  Even if we are able to develop our internal sales, marketing and distribution capabilities, these efforts would require significant cash and other resources that would be diverted from other uses, if available at all, and could cause delays or interruptions in our product supply to customers, which could result in the loss of significant sales or customers.  We can give you no assurance that we will be successful in our efforts to engage licensees, strategic partners or third party marketing and distribution companies to meet our sales, marketing and distribution requirements for those products.

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

Our officers and directors currently beneficially own or control the power to vote 19.4% of our outstanding common shares as of the date of this quarterly report, and could increase that percentage to 26.5% assuming they were to fully exercise their vested convertible securities.  As a consequence of their substantial stock holdings, these shareholders will have the ability to elect a majority of our board of directors, and thereby control our management. These shareholders will also have the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.

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

There are outstanding as of August 23, 2006 common share purchase options and warrants entitling the holders to purchase 19,715,510 common shares with a weighted average exercise price of $1.08 per share, of which 15,818,009 of these options or warrants are vested and currently exercisable.  There are also outstanding (1) 600 series ‘A’ preferred shares convertible into 8 common shares, and (2) 18,714 UGC series ‘A’ preferred shares convertible into 18,714 Universal Holdings common shares based upon a $1.25 per share stated value and conversion rate.  A material portion of the options and warrants have exercise prices less than current market prices for our common shares, while a material portion of the convertible preferred shares have an as-converted cost basis approximating current market rates.  The existence of an exercise or cost basis in these securities less than current market rates may act as and incentive for the holder of the securities to exercise or convert the securities, and sell the shares on the public markets.  The exercise or effective conversion price for the exercise or conversion all the aforesaid convertible securities may also be less than your cost to acquire our common shares.  In the event of the exercise or conversion of these convertible securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 common and 5,000,000 “blank check” preferred shares.  Based upon the number of common shares outstanding as of

August 23, 2006, we have 48,064,153 common shares available for issuance and 4,999,400 preferred shares available for issuance to meet our future equity issuance requirements, including the exercise or conversion of presently outstanding convertible securities.  Our board may generally issue those common and preferred shares, or options or warrants or convertible indebtedness to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

Material Weaknesses in Collecting And Processing Financial Information

In connection with the preparation of our annual report on form 10-KSB for the year ended December 31, 2005, our independent registered public accounting firm, AJ. Robbins, P.C., determined that certain material weaknesses in our internal controls over the financial reporting process through the date of their opinion for our 2005 audited financial statements and to date existed as a result of delays in receiving and processing financial information from our various worldwide operations and incorporating and consolidating that information into the holding company’s financial records.  We also had difficulties in reconciling our subsidiary ledgers into our general ledger.

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

LEGAL PROCEEDINGS

We have summarized below (1) any legal or governmental proceedings relating to our company or properties to which we are a party which we consider to be material and which are pending as of August 23, 2006, (2) any proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us which are pending as of August 23, 2006, and (3) any such matters pending on December 31, 2006 and settled on or before August 23, 2006.

•

On July 5, 2005, our subsidiary, Secure Risks, Ltd., received a demand from solicitors for Mr. John Chase, a former Secure Risks employee, claiming that the termination of Mr. Chase’s employment breached the terms of his written employment agreement.  By reason of this alleged breach, Mr. Chase claims he is entitled to statutory damages under English law as well as contract damages for the full term of the agreement.  It is our position the termination of Mr. Chase’s employment conformed with the terms and conditions of his employment agreement and did not constitute a breach.  Our subsidiary retained an UK solicitor who responded to Mr. Chase’s demand.  Mr. Chase then filed a claim with the Employment Tribunal, an administrative agency which hears labor disputes in England and Wales.  Our subsidiary filed a timely response to Mr. Chase’s claims. On July 31, 2006, we received notice from the Employment Tribunal that a pre-hearing review and case management conference has been set for hearing on September 21, 2006.  Our subsidiary will continue to vigorously defend Mr. Chase’s claims.

•

On March 6, 2006, a complaint was filed in the Los Angeles County Superior Court against Universal Holdings and Michael J. Skellern entitled H. Seth Kaplan, Plaintiff v. Universal Guardian Holdings, Inc.; and Michael Skellern, Defendants.  In the complaint, Mr. Kaplan alleges various causes of action including, without limitation, breach of contract, violation of California’s Corporations Code section 25017(a), common law fraud, conversion and breach of fiduciary duty arising out of the company’s failure to honor an alleged oral promise to pay a finder’s fee of 10% of the value of our SSSI subsidiary, which entity our Secure Risks subsidiary acquired pursuant to the terms and conditions of an Agreement And Plan Of Share Exchange dated June 28, 2004 and effective July 1, 2004.  In the complaint, Mr. Kaplan seeks general damages in the amount of $1,500,000.00 as well as punitive damages.  The company filed a motion to dismiss the California securities laws counts of the complaint as well as a motion to strike the punitive damage claims.  The motions to dismiss and strike were granted by the court.  Mr. Kaplan filed an amended complaint and the company renewed its motion to dismiss and motion to strike.  On July 17, 2006, the court granted our motion to dismiss the unfair business practice claim as well as struck all of the prayer for punitive damages.  Mr. Kaplan has also separately made demand for the conveyance of 250,000 common shares purportedly earned as a finder’s fee upon the appointment of Mr. Michael Stannard to our board of directors pursuant to an alleged independent promise made by the company.  The claim is based upon a written consulting agreement which contains an arbitration provision.  Mr. Kaplan has requested that this additional claim be joined with the superior court action.  We have rejected the proposal to consolidate the actions.  Mr. Kaplan  has yet to initiate the arbitration.  We intend to vigorously defend both claims asserted by Mr. Kaplan.

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

CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales Of Unregistered Equity Securities Not Previously Reported On Form 8-K

We have sold or issued the following securities not registered under the Securities Act of 1933 by reason of the exemption afforded under SEC Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act during the three-month interim period ended June 30, 2006.  The offer and sale of the securities in each offering was exempt from the registration requirements of the Securities Act under Rule 506 insofar as:  (1) except as stated below, each of the investors was accredited within the meaning of Rule 501(a); (2) pursuant to Rule 506(b)(2)(i), there were no more than 35 non-accredited investors in the offering; (3) pursuant to Rule 506(b)(2)(ii), each purchaser in the offering who was not accredited either alone or with his purchaser representative had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risk of the investment, or the company reasonably believed immediately prior to making the sale that such investor came with this description; (4) no offers or sales under the offering was effected through any general solicitation or general advertising within the meaning of Rule 502(c); and (5) the transfer of the securities in the offering were restricted by the company in accordance with Rule 502(d).  Except as stated below, no underwriting discounts or commissions were payable with respect to any of the offerings.

•

On June 20, 2006, we closed a private placement pursuant to which we sold (1) a total of 5,333,351 common shares, and (2) five-year stock purchase warrants entitling the holders to purchase a total of 2,666,681 common shares at $ 1.12½ per share, to forty accredited investors in consideration of gross cash proceeds of $4,000,000.  As part of that transaction, we paid the following compensation to Paulson Investment Company, Inc., as placement agent for the offering:  (1) cash compensation in the amount of $400,000, representing 10% of the gross proceeds of the offering; (2) a non-accountable expense allowance in the amount of $120,000, representing 3% of the gross proceeds of the offering; and (3) a five-year placement agent warrant entitling Paulson to purchase a total of 266,669 units at the price of $1.50 per unit, each unit comprised of two common shares and a five-year stock purchase warrant entitling Paulson to purchase one common share at $1.12½ per share.  We may accelerate the term of the aforesaid stock purchase warrants in the event that the fair market value of our common shares equals or exceeds $1.50 for five consecutive trading days.  In any such event, the holder of the warrant will have thirty days from notice to exercise the warrant.

Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or Modification Of Any Other Class Of Securities

Not Applicable.

Use Of Proceeds Of Registered Offerings

Not Applicable.

Repurchases Of Equity Securities

During the three-month interim period ended June 30, 2006, we did not repurchase any equity securities.

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

EXHIBITS

10.1

Executive employment agreement dated August 21, 2006 between Universal Guardian Holdings, Inc. and Randall A. Jones*

31.1

Section 302 Certification of Principal Executive Officer*

31.2

Section 302 Certification of Principal Financial Officer*

32.1

Section 906 Certification of Chief Executive Officer*

32.2

Section 906 Certification of Chief Financial Officer*

*

Filed herewith

Exhibit 32.2

SIGNATURES

In accordance with the requirements of the Exchange Act, the caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Newport Beach, California, this 24th day of August, 2006.

UNIVERSAL GUARDIAN HOLDINGS, INC.
By:	/s/ Michael J. Skellern
Michael J. Skellern Chief Executive Officer and President (principal executive officer)
By:	/s/ Marian J. Barcikowski
Marian J. Barcikowski Chief Financial Officer (principal accounting and financial officer)