Form 10QSB
period 2006-09-30
UNIVERSAL GUARDIAN HOLDINGS INC
filed 2006-11-17
CIK 859916

11/17/2006">

United States

Securities And Exchange Commission

Washington, D.C. 20549

_________________

FORM 10-QSB

_________________

(Mark One)

☒	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Quarterly Period Ended September 30, 2006
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 8, 2006, there were issued and outstanding 51,990,290 shares of common stock, par value $0.001 per share, and 600 shares of series ‘A’ preferred stock, par value $0.001 per share.

TABLE OF CONTENTS
Page

INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1

Consolidated Balance Sheet

F-1

Consolidated Statements of Operations And Other Comprehensive Income (Loss)

F-2

Consolidated Statement of Stockholders’ Equity (Deficit)

F-3

Consolidated Statements of Cashflow

F-5

Notes To Interim Consolidated Financial Statements

F-7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2

General

2

Overview

2

Results of Operations

4

Liquidity and Capital Resources

7

Off-Balance Sheet Arrangements

11

Critical Accounting Policies

11

Recent Accounting Pronouncements

12

UNCERTAINTIES AND RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

13

Risks Relating To Our Business

13

Risks Relating To An Investment In Our Securities

17

CONTROLS AND PROCEDURES

21

Evaluation Of Disclosure Controls And Procedures

21

Evaluation Of Changes In Internal Control Over Financial Reporting

21

Material Weaknesses in Collecting And Processing Financial Information

21

LEGAL PROCEEDINGS

22

CHANGES IN SECURITIES AND USE OF PROCEEDS

24

Recent Sales Of Unregistered Equity Securities Not Previously Reported On Form 8-K

24

Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or Modification Of Any Other Class Of Securities

24

Use Of Proceeds Of Registered Offerings

24

Repurchases Of Equity Securities

24

DEFAULTS UPON SENIOR SECURITIES

24

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

24

OTHER INFORMATION

24

Matters Not Previously Reported On Form 8-K

24

Voluntary Reports

24

Material Changes To Director Nominee Procedures

24

EXHIBITS

24

SIGNATURES

25

-i-

ADVISEMENTS

Unless the context requires otherwise, “we,” “us,” “our”,  and the “company” and similar terms collectively refer to Universal Guardian Holdings, Inc. and our subsidiaries, while the term “Universal Holdings” refers to Universal Guardian Holdings, Inc. in its individual corporate capacity.  The terms “common shares”, “preferred shares”, “series ‘A’ preferred shares”, and “series ‘B’ preferred shares” used in this quarterly report refer to Universal Holdings’ common stock, par value $0.001 per share, “blank check” preferred stock, par value $.001 per share, series ’A’ convertible preferred stock, par value $0.001 per share, and series ’B’ convertible preferred stock, par value $0.001 per share respectively.  The term “UGC series ‘A’ preferred shares” refers to series ’A’ convertible preferred stock, par value $0.001 per share, issued by our Universal Guardian Corporation subsidiary (“Guardian Corporation”).  The information in this quarterly report is current as of the date of this quarterly report (September 30, 2006), unless another date is specified.

We prepare our interim consolidated financial statements in accordance with United States generally accepted accounting principles.  Our consolidated financial condition and results of operations for the nine-month interim period ended September 30, 2006 are not necessarily indicative of our prospective consolidated financial condition and results of operations for the full fiscal year ended December 31, 2006.  The interim consolidated financial statements presented in this quarterly report as well as other information relating to our company contained in this quarterly report should be read in conjunction with the annual consolidated financial statements and more detailed background information relating to our company and our business contained in our annual report on form 10-KSB for our fiscal year ended December 31, 2005, as it may be amended, together with any reports, statements and information filed with the SEC relating to periods or events occurring after December 31, 2005.

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

-ii-

UNIVERSAL GUARDIAN HOLDINGS, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

THREE AND NINE MONTH INTERIM PERIODS ENDED
SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

Contents

-

Page
Interim Consolidated Financial Statements (Unaudited):
Consolidated Balance Sheet as of September 30, 2006	F-1
Consolidated Statements of Operations and Other Comprehensive Income (Loss) For The Three- and Nine-Month Periods Ended September 30, 2006 And September 30, 2005	F-2
Consolidated Statement of Stockholders’ Equity (Deficit) for the Nine-Month Period Ended September 30, 2006	F-3
Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2006 and September 30, 2005	F-5
Notes to Interim Consolidated Financial Statements	F-7

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

September 30, 2006
ASSETS	(unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 1,163,690
Accounts receivable, net of allowance for doubtful accounts of $84,200	2,581,694
Inventory	669,714
Other current assets	282,536
TOTAL CURRENT ASSETS	4,697,634
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $865,273	1,272,802
GOODWILL	3,525,093
INTELLECTUAL PROPERTY, net of accumulated amortization of $349,617	2,913,468
TOTAL ASSETS	$ 12,408,997
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 1,925,535
Accrued expenses	1,736,573
Income taxes payable	118,909
Accrued expenses – related parties	163,382
Accrued obligation under abandoned lease	200,000
TOTAL CURRENT LIABILITIES	4,144,399
DEFERRED TAX LIABILITIES	98,398
TOTAL LIABILITIES	4,242,797
SERIES ‘A’ CONVERTIBLE PREFERRED STOCK OF SUBSIDIARY - UNIVERSAL GUARDIAN CORPORATION	25,264
COMMITMENTS AND CONTINGENCIES	—
STOCKHOLDERS’ EQUITY
Series ‘A’ convertible preferred stock, cumulative 7%; $0.001 par value, 5,000,000 shares authorized; 600 shares issued and outstanding ($143,500 of dividends in arrears)	1
Common stock; $0.001 par value; 100,000,000 shares authorized; 51,963,624 shares issued and outstanding	51,964
Additional paid-in capital	30,481,908
Prepaid consulting fee	(155,921)
Accumulated other comprehensive (loss)	(25,147)
Accumulated deficit	(22,211,869)
TOTAL STOCKHOLDERS’ EQUITY	8,140,936
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 12,408,997

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations And Other Comprehensive Income (Loss)

	Three Months Ended		Nine Months Ended
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUE	$ 5,445,961	$ 3,169,246	$ 16,269,413	$ 8,833,070
COST OF REVENUE	2,787,431	2,126,415	7,874,746	5,877,190
GROSS PROFIT	2,658,530	1,042,831	8,394,667	2,955,880
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,639,562	2,945,682	14,400,903	7,262,154
LOSS FROM OPERATIONS	(2,981,032)	(1,902,851)	(6,006,236)	(4,306,274)
OTHER INCOME (EXPENSE)
Interest expense	(423)	—	(423)	(9,232)
Financing costs	—	—	(164,928)	(1,124,973)
Interest income	19,049	1,987	20,259	18,723
Other, net	2,750	259	5,549	35,380
TOTAL OTHER INCOME (EXPENSE)	21,376	2,246	(139,543)	(1,080,102)
LOSS BEFORE PROVISION FOR INCOME TAXES	(2,959,656)	(1,900,605)	(6,145,779)	(5,386,376)
PROVISION FOR INCOME TAXES	—	—	—	—
NET LOSS	$ (2,959,656)	$ (1,900,605)	$ (6,145,779)	$ (5,386,376)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	$ (10,630)	$ 12,874	$ (18,717)	$ 10,031
COMPREHENSIVE (LOSS)	$ (2,970,286)	$ (1,887,731)	$ (6,164,496)	$ (5,376,345)
PREFERRED STOCK DIVIDENDS	$ (5,250)	$ (104,907)	$ (15,750)	$ (115,407)
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$ (2,964,906)	$ (2,005,512)	$ (6,161,529)	$ (5,501,783)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.06)	$ (0.05)	$ (0.13)	$ (0.14)
WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	51,935,847	39,681,228	47,637,569	38,765,596

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Deficit)

For The Nine Month Period Ended September 30, 2006

(Unaudited)

	Series ‘A’ Convertible Preferred Stock		Series ‘B’ Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Prepaid Consulting Fees	Accumulated Other Compre- hensive (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, December 31, 2005	600	$ 1	5,250	$ 5	42,152,457	$ 42,152	$ 20,377,548	$ (54,036)	$ (6,430)	$ (16,066,090)	$ 4,293,150
Common stock issued for services	—	—	—	—	128,839	129	122,594	—	—	—	122,723
Common stock issued as settlement	—	—	—	—	175,745	176	159,752	—	—	—	159,928
Common stock issued in connection with acquisition	—	—	—	—	2,272,727	2,273	2,997,727	—	—	—	3,000,000
Common stock issued upon conversion of series ‘B’ convertible preferred stock	—	—	(5,250)	(5)	480,505	481	(476)	—	—	—	—
Common stock issued for cash, net of commissions and expenses of $527,197	—	—	—	—	5,333,351	5,333	3,467,470	—	—	—	3,472,803
Exercise of warrants for cash	—	—	—	—	1,420,000	1,420	708,580	—	—	—	710,000
Fair value of warrants issued to consultants	—	—	—	—	—	—	167,152	(167,152)	—	—	—

(continued on next page)

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Deficit)

For The Nine Month Period Ended September 30, 2006

(Unaudited)

(Continued)

	Series ‘A’ Convertible Preferred Stock		Series ‘B’ Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Prepaid Consulting Fees	Accumulated Other Compre- hensive (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Fair value of vesting options issued to employees	—	—	—	—	—	—	2,481,561	—	—	—	2,481,561
Amortization of pre-paid consulting fees	—	—	—	—	—	—	—	65,267	—	—	65,267
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(18,717)	—	(18,717)
Net loss	—	—	—	—	—	—	—	—	—	(6,145,779)	(6,145,779)
Balance, September 30, 2006	600	$ 1	—	$ —	51,963,624	$ 51,964	$ 30,481,908	$ (155,921)	$ (25,147)	$ (22,211,869)	$ 8,140,936

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cashflow

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net loss	$ (6,145,779)	$ (5,386,376)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	659,252	359,405
Amortization of prepaid consulting fee	65,267	920,761
Common stock issued for services	122,723	169,400
Common stock issued for legal settlement	159,928	—
Common stock issued for legal settlement	—	89,800
Value of vesting options issued to employees	2,481,561	—
Services rendered to pay for exercise price of options	—	62,500
Fair value of options and warrants issued to consultants/ placement agent	—	519,937
Value of re-priced warrants	—	12,516
Amortization of debt discounts	—	500,000
(Gain) loss on disposal of fixed assets	67,130	(31,175)
(Increase) decrease in:
Accounts receivable	(144,987)	(135,505)
Unbilled receivables	—	(243,640)
Inventory	(442,110)	(30,743)
Deposits and other assets	(197,317)	(180,455)
Accounts payable	264,123	350,045
Accrued expenses	730,429	(523,632)
Accrued expenses—related parties	32,957	(99,494)
Accrued registration obligation	—	(30,000)
Deferred revenues	(1,109,461)	(31,376)
Net cash (used in) operating activities	(3,456,284)	(3,708,032)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(210,617)	(1,023,311)
Proceeds from sale of property and equipment	—	47,701
Net cash (used in) investing activities	$ (210,617)	$ (975,610)

 (continued on next page)

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements Of Cashflow

(continued)

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants	$ 710,000	$ 3,388
Proceeds from issuance of common stock	4,000,000	4,600,000
Proceeds from sale of series ‘B’ preferred stock	—	525,000
Payment of offering costs	(527,197)	(277,000)
Payment in exchange for cancellation of previously issued common stock	—	(20,000)
Proceeds from issuance of convertible notes payable	—	500,000
Payments on convertible notes payable	—	(500,000)
Payment on notes payable—related party	—	(30,633)
Net cash provided by financing activities	4,182,803	4,800,755

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(18,717)	10,031

NET INCREASE IN CASH AND CASH EQUIVALENTS	497,185	127,144

CASH AND CASH EQUIVALENTS, Beginning of period	666,505	330,862
CASH AND CASH EQUIVALENTS, End of period	$ 1,163,690	$ 458,006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ —	$ 83,323
Income taxes paid	$ —	$ —

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the nine-month interim period ended September 30, 2006 the Company (1) issued 128,839 shares of common stock to consultants and professionals for services valued at $122,723; (2) issued 175,745 shares of commons stock for legal settlement; and (3) issued 2,272,727 shares of common stock in connection with the acquisition of Universal Guardian Systems, Ltd.(formerly MeiDa Information Technology, Ltd.), valued at $3,000,000.

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

1.

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

Basis of Presentation

These unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the Company for its year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB for that year, as it may be amended.  The results for the nine-month interim period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

Principles of Consolidation

The accompanying interim consolidated financial statements include the accounts of the Company and its wholly-owned active  operating subsidiaries:   Universal Guardian Services PTE, Ltd. (formerly known as Secure Risks Singapore, PTE.); Secure Risks Ltd. (“Secure Risks”); Secure Risks-Strategic Security Solutions International Ltd. (“SSSI”); Secure Risk Pakistan, Ltd.; Secure Risks Asia Pacific, Ltd.; Universal Guardian Products, Ltd., formerly known as Shield Defense International Ltd. (“UG Products”); Shield Defense Corporation (“SDC”); Shield Defense Technologies, Inc.; Shield Defense Europe GmbH (“SDE”); Shield Defense (Macao) Ltd.; ISR Systems Corporation (“ISR Systems”); and Universal Guardian Systems, Ltd., formerly known as MeiDa Information Technologies, Ltd. (“UG Systems”).  UG Systems was treated as a variable interest entity from October 7, 2005 to January 1, 2006.  The accompanying consolidated financial statements also include the accounts of the Company’s dormant 88.7%-owned subsidiary Universal Guardian Corporation (including its dormant wholly-owned subsidiary, The Harbour Group, Inc.).  All material inter-company accounts and transactions have been eliminated.  Secure Risks has pledged to Universal Holdings the shares of SSSI owned by Secure Risks as security for intercompany loans and advances made by Universal Holdings to both of those subsidiaries.

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

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

Management’s Plans

The Company incurred a net loss for the nine-month interim period ended September 30, 2006, and had an accumulated deficit as of that date.  The Company plans to increase sales activities for its Secure Risks-Strategic Security Solutions International Ltd. subsidiary and to commence the sale of their products and services for its ISR System, UG Products and UG Systems subsidiaries.  The Company believes the increased sales along with the Company’s increased working capital will provide enough cash to continue business for the next twelve months.

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

At the end of September 2006, the Company completed filming and production of a thirty minute television infomercial and television advertising spots that will beginning television broadcasting in early December 2006 with a full national roll-out schedule in January 2007.

Reclassification

Certain reclassifications have been made to the balances as of September 30, 2005 to conform to the September 30, 2006 presentation.

Intellectual Property

The intellectual property acquired with the acquisition of UG Systems is being amortized over seven years.  Annual amortization of intellectual property is expected to be approximately $466,000.  Amortization expense amounted to $349,617 and $0 for the nine-month interim periods ended September 30, 2006 and 2005, respectively.

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

Primarily as a result of adopting SFAS No. 123R, the Company recognized $2,481,561 in share-based compensation expense for the nine-month interim period ended September 30, 2006.  There were 3,550,000 new

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

employee options granted during the nine-month interim period ended September 30, 2006.  The expense recognized of $2,481,561 relates to the vesting of options issued to employees prior to January 1, 2006 and the options issued during the nine-month interim periods ended September 30, 2006 that vested during the same period.  The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.05 per share.  The fair value of the Company’s stock options was estimated using the Black-Scholes option pricing model.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if the Company had accounted for its employee stock options under the original provisions of SFAS No. 123.  The fair value of these options was estimated using the Black-Scholes option pricing model.  For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.  The pro forma expense to recognize during the nine-month interim period ended September 30, 2005 is as follows:

Net loss attributed to common stockholders:
As reported	$ (5,501,783)
Compensation recognized under APB 25	—
Compensation recognized under SFAS 123	(2,494,115)
Pro forma	$ (7,995,898)
Basic and diluted loss attributed to common stockholders per common share:
As reported	$ (0.14)
Pro forma	$ (0.21)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the nine-month interim period ended September 30, 2006 and 2005:  risk-free interest rate of 4.5% and 3.5%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company’s common shares of  163% and 317%; and a weighted average expected life of the option of 5 and 5 years, respectively.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−An amendment of FASB Statements No. 87, 88, 106, and 132(R)". One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year−end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

NOTE 2 - LOSS PER SHARE

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At September 30, 2006 and 2005, the only potential dilutive securities were 11,055,000

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

and 8,760,000 common stock options and 8,588,811 and 5,595,812 common stock warrants/other options, respectively.  In addition at September 30, 2006 and 2005, the Company had outstanding 18,714 and 18,714, respectively, shares of Guardian Corporation’s series ‘A’ preferred stock that can be converted into 18,714 and 18,714 shares of the Company’s common stock, respectively.  Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

NOTE 3 – ACQUISITION

Universal Guardian Systems, Ltd.

On October 7, 2005 the Company’s ISR Systems subsidiary acquired all the issued and outstanding common stock of UG Systems (then known as MeiDa Information Technology, Ltd.) from its stockholders pursuant to a Share Exchange Agreement and Plan of Reorganization entered into on August 31, 2005.  Pursuant to the terms of that agreement, the Company paid UG Systems’ shareholders a total of 2,272,727 Universal Holdings common shares, payable in two tranches, 1,000,000 shares delivered at the closing on October 7, 2005, and the balance delivered on January 30, 2006.  The fair market value of the common shares issued in this transaction was $3,000,000 in the aggregate, or $1.32 per share, based on the volume average weighted price (“VAWP”) of the Company’s common shares on the OTCBB for the 15 days preceding the entering into of the agreement.  For the transaction to be legally binding in Hong Kong, the Company was required to file and pay a stamp duty tax for the transfer of UG Systems shares to the Company.  As a result the Company did not issue the initial 1,000,000 shares that were to be issued on October 7, 2005.  The stamp duty tax was filed and paid in January 2006 at which time the transaction closed, the UG Systems shares were transferred to the Company and the 2,272,727 shares of the Company were issued to the former UG Systems shareholders.  This transaction has been accounted for by the purchase method of accounting; accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition.  The Company had not completed this transaction until 2006, but has effectively controlled UG Systems since October 7, 2005. Therefore, from the period from October 7, 2005 to January 1, 2006, the Company has accounted for UG Systems as a variable interest entity.

The fair value of the assets acquired and liabilities assumed and allocation of the purchase price is summarized as follows:

Cash	$ 240
Property and equipment	5,435
Intellectual property	3,263,085
Accounts payable	(108,101)
Other current liabilities	(160,659)
Purchase price	$ 3,000,000

NOTE 4 – PROPERTY AND EQUIPMENT

The cost of property and equipment at September 30, 2006 consisted of the following:

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

Machinery and equipment	$ 585,477
Armored vehicles	947,973
Office equipment	604,625
2,138,075
Less accumulated depreciation	(865,273)
$ 1,272,802

Depreciation expense for the nine-month interim periods ended September 30, 2006 and 2005 was $309,635 and $359,405, respectively.

2.

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

The aforesaid private placement was effected through Hunter World Markets, Inc. (“Hunter”), as placement agent.  Under the terms of the placement agency agreement, Hunter was paid $40,000 in cash and issued common share purchase warrants entitling it to purchase 250,000 restricted common shares at $2 per share that were valued at $519,937.  These warrants were valued using the Black-Scholes option pricing model using the following assumptions:  term of 5 years, a risk-free interest rate of 3.5%, a dividend yield of 0% and volatility of 342%.  The value of these warrants was charged to financing costs during the first quarter of 2005.  In addition, the Company agreed to reduce the exercise price on 625,000 common share warrants previously issued to Hunter in May 2004 from $1.50 to $1 per share, and on an additional 625,000 common share warrants previously issued at that time from $2 to $1.25 per share.  In the event the volume average weighted price for the common shares exceeds $5 per share five consecutive days, the exercise prices will revert to that originally agreed upon.  The Company has recognized an expense of $12,516 related to the re-pricing of these warrants during the nine-month interim period ended September 30, 2005.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

3.

NOTE 6 – RELATED PARTY TRANSACTIONS

Accrued Expenses – Related Party

Accrued expenses – related party consist of amounts due to the Company’s Chief Executive Officer for past due payroll and related benefits, unreimbursed travel expenses and accrued interest on a note payable and amounts due to directors and management of the Company’s SSSI, UG Products and SDE subsidiaries.

4.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

On July 5, 2005, the Company’s Secure Risks subsidiary received a demand from solicitors for Mr. John Chase, a former Secure Risks employee, claiming that the termination of Mr. Chase’s employment breached the terms of his written employment agreement.  By reason of this alleged breach, the plaintiff claims he is entitled to statutory damages under English law as well as contract damages for the full term of the agreement.  It is the Company’s position the termination of the plaintiff’s employment conformed with the terms and conditions of his employment agreement and did not constitute a breach.  Secure Risks retained a UK solicitor who responded to the plaintiff’s demand.  The plaintiff then filed a claim with the Employment Tribunal, an administrative agency which hears labor disputes in England and Wales.  Secure Risks filed a timely response to the plaintiff’s claims.  On September 21, 2006, the Employment Tribunal convened a pre-hearing review and case management conference.  The Tribunal concluded that Mr. Chase was entitled to the governing unfair dismissal statutes and set the matter for a full hearing on March 7, 2007.

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

On January 11, 2005, the Company received a cease and desist letter from Pepperball Technologies, Inc. claiming that its prospective manufacture of frangible projectiles for the Python (now named Riot Defender) Projectile Launcher infringes on Pepperball’s patents, and further claiming that the prior President of the Company’s UG Products subsidiary, Mr. Dennis M. Cole, who was previously employed by Pepperball, violated his at will employment agreement by providing the Company with alleged trade secrets.  The frangible projectiles that will be manufactured by the Company are protected by a patent originally issued to the U.S. Navy on November 14, 2000 (U.S. Patent No. 6,145,441).  The U.S. Navy granted Guardian

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

Corporation the exclusive right to sell and market projectiles using this patented technology for the life of the patent pursuant to an agreement dated November 19, 2002.  In January, 2004, Guardian Corporation renewed its exclusive license to the U.S. Navy’s patent for 14 years.  The Company has received non-infringement opinions from patent counsel confirming that the Company’s manufacture and sale of the frangible projectiles will not infringe upon Pepperball’s intellectual property rights.  To date, the Company has yet to sell any frangible projectiles which undermines any claims of damages which may be asserted by Pepperball.  On January 28, 2005 the Company responded to Pepperball’s correspondence and is prepared to vigorously defend its claims if necessary.  In reply, Pepperball is demanding that the Company provide it with exemplars of the Company’s products so that they may make an independent determination as to whether the design of the frangible projectiles infringes on their patents.  The Company is taking the matter under advisement.

On June 3, 2004, the Company’s Guardian Corporation subsidiary entered into a stipulated settlement with its former landlord, AC Pacific View, whereby Guardian Corporation agreed to pay the sum of $200,000 to AC Pacific View on or before December 31, 2004 in full satisfaction of all of Guardian Corporation’s obligations arising under a terminated lease.  In the event payment was not made by that date, AC Pacific View would be entitled to enter judgment against Guardian Corporation for the sum of $200,000, less any amounts paid.   Guardian Corporation has not paid this amount to date, and is insolvent but for the potential recovery of damages in connection with the termination of Guardian Corporation’s subcontract with Northern NEF. AC Pacific View has noticed Guardian Corporation’s default under the stipulation but has yet to enter judgment, and Guardian Corporation is presently negotiating an extension of time in respect to the entry of judgment.  Management does not believe that the judgment, if filed by AC Pacific View, will be enforceable against Universal Holdings or any other subsidiary of Universal Holdings other than Guardian Corporation.

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

5.

NOTE 8 – STOCKHOLDERS’ EQUITY

For The Nine-Month Interim Period Ended September 30, 2006

In January 2006, the Company issued 2,272,727 shares of common stock in connection with the acquisition of UG Systems.  The value of these shares was $3,000,000.

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

On May 9, 2006, the Company issued 72,168 shares of common stock for payment of legal and consulting services valued at $66,681.

On May 12, 2006, the Company granted to Mr. Clifford Roth’s firm, The Wells-Roth Group, as compensation for Mr. Clifford Roth joining the Company’s board of advisors, a common share purchase option entitling it to purchase 100,000 restricted common shares at the exercise price of $0.95 per share.  One-half of these options vest on each of the first and second anniversaries of the grant date, respectively.  These options lapse to the extent unexercised on May 11, 2011.  These options were valued at $89,210 using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 4.5%, a dividend yield of 0% and volatility of 163%.  The value of these options is being shown as prepaid consulting expense and will be amortized into expense over the twenty-four month vesting period. The unamortized portion of $74,342 is included in prepaid consulting fee on the accompanying balance sheet at September 30, 2006.

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

On June 1, 2006, the Company granted to Rear Admiral Stephen Johnson’s firm SBS Consulting, Inc., as compensation for Rear Admiral Johnson providing services as director of strategic development, a common share purchase option entitling it to purchase 100,000 restricted common shares at the exercise price of $0.83 per share.  One-half of these options vest on each of the first and second anniversaries of the grant date, respectively.  These options lapse to the extent unexercised on May 31, 2011.    These options were valued at $77,942 using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 4.5%, a dividend yield of 0% and volatility of 163%.  The value of these options is being shown as prepaid consulting expense and will be amortized into expense over the twenty-four month vesting period.  The unamortized portion of $64,951 is included in prepaid consulting fee on the accompanying balance sheet at September 30, 2006.

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

On August 21, 2006, the Company granted to Mr. Randall A. Jones, in his capacity as Chief Financial Officer pursuant to the terms of his employment agreement, a common share purchase option entitling him to purchase 300,000 restricted common shares at the exercise price of $0.90 per share. One-third of these options vest on the first through third anniversaries of the grant date, respectively.  These options lapse to the extent unexercised on August 21, 2011.

On August 21, 2006, the Company granted to Mr. Michael J. Skellern, in his capacity as an executive officer of Universal Holdings, a common share purchase option entitling him to purchase 200,000 restricted common shares at the exercise price of $0.90 per share, reflecting the fair market value of the shares as of the date of grant.  These options vest on September 8, 2006, and lapse to the extent unexercised on August 28, 2016.

On September 13, 2006, the Company issued 27,777 shares of common stock for payment of consulting services valued at $25,000.

For The Nine-Month Interim Period Ended September 30, 2005

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

In April 2005, the Company granted to a consultant as compensation for providing accounting and financial related services common shares purchase options entitling him to purchase 100,000 shares of common stock at the exercise price of $1.40 per share that were valued at $99,759.  These options vest quarterly in equal amounts over a two year period.  These options expire April 28, 2010.  These options were valued using the Black-Scholes option pricing model using the following assumptions: term of 2 years, a risk-free interest rate of 4.2%, a dividend yield of 0% and volatility of 147%.  The value of these options is being amortized into expense over the twenty-four month vesting period.  The unamortized portion of $16,626 is included in prepaid consulting fee on the accompanying balance sheet at September 30, 2006.

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

Also during the nine-month interim periods ended September 30, 2005, the Company issued 114,563 common shares to consultants and professionals for services valued at $169,400.  The Company also issued 757,205 common shares upon the exercise of warrants:  50,000 shares for which the exercise price was paid for by

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

(Unaudited)

services valued at $62,500; 703,905 shares upon the cashless exercise of 885,000 warrants; and 3,300 shares for $2,888 in cash.

Also during the nine-month interim periods ended September 30, 2005, holders of the UGC series ‘A’ preferred shares converted 12,817 of those shares into 12,817 common shares of the Company.

6.

NOTE 9 – SUBSEQUENT EVENTS

On October 1, 2006 the Company entered into a Joint Venture Agreement with Spheres Technologies, a Saudi Arabian company (“Spheres”), to form Universal Guardian (Saudi Arabia) to market and distribute the Company’s products, systems and services within the Kingdom of Saudi Arabia.  Spheres Technologies possesses a “Class A license” to provide security products and systems to commercial and government agencies in the Saudi Arabia.  Spheres plans to transfer existing contracts to Universal Guardian (Saudi Arabia).

Subsequent to September 30, 2006 the Company issued 26,666 shares of common stock as partial payment of outstanding invoices for the production of its infomercial that will begin television broadcast in early December 2006.

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

Overview

Universal Holdings is a holding company which provides security products, systems and services to mitigate terrorist, criminal and security threats for governments and businesses worldwide through our various operating subsidiaries, broken-down into three different operating group as described below, the UG Services Group, the UG Products Group, and the UG Systems Group.

UG Services Group

Our service group of operating subsidiaries (collectively the “UG Services Group”), provide comprehensive risk mitigation solutions as well as tactical and strategic security services to protect commercial and government personnel and assets worldwide. These services include threat assessment, risk analysis, country risk management, business intelligence, corporate investigations, information assurance, kidnap and ransom insured services, as well as tactical security including executive and diplomatic protection and training.  We provide these services through various operating subsidiaries in the group which consist of Universal Guardian Services PTE, Ltd. (formerly known as Secure Risks Singapore, PTE.)(“UG Services”); Secure Risks, Ltd (“Secure Risks”); Secure Risks-Strategic Security Solutions International Ltd. (“SSSI”); Secure Risks Pakistan, Ltd.; and Secure Risks Asia Pacific, Ltd. The companies comprising the UG Services Group deliver services through regional branch offices located in London, Kabul, Jakarta, Pakistan, Hong Kong, Singapore, Dubai and Los Angeles (Newport Beach). The vast majority of our revenues from January 1, 2004 to date have been generated by the UG Services Group from operations outside of the United States.

UG Products Group

Our products group of operating subsidiaries (collectively the “UG Products Group”), focus on designing, producing and marketing non-lethal or less-lethal personal protection devices and projectiles for use by military, law enforcement, private security and consumer personal protection markets throughout the world. We have recently completed development of two products which we are currently introducing to the market. The first of these products, the Cobra StunLight™, is a heavy-duty high-intensity LED flashlight designed to provide escalating use-of-force options to the user by illuminating its target and launching a laser-aimed, high-pressure stream OC (pepper spray) which causes temporarily blindness, respiratory breathing difficulty and a burning sensation of the skin to debilitate assailants from safe stand-off distances up to 20 feet.

The second product, the Riot Defender™, is for use by law enforcement and military as a non-lethal use-of-force compliance tool for suspects and to control civil disturbances. The Riot Defender™, is a semi-automatic projectile launcher which can debilitate an assailant using its RiotBall™ proprietary and patent pending frangible projectile, originally patented by the U.S. Navy, at an effective range of more than 50 feet. A frangible projectile is one which breaks-up upon impact, thereby reducing the risk of injury to the suspect. The Riot Defender™ is designed to have the capacity of ten projectiles in the pistol configuration, and 180 projectiles in the carbine configuration, and can be equipped with a laser-aiming device for better precision and accuracy. The device can use several projectile variants, including OC powder, marking powder and inert powder. Each projectile has a specific use ranging from temporarily incapacitating individual suspects to crowd control. We are currently developing international manufacturing, sales and marketing channels to facilitate the introduction of these products to targeted markets.

We have recently shipped the Cobra StunLight™ to Mexico and law enforcement distributors in the United States. Our Mexican distributor has advised the Company that the Federal Police of Mexico will be purchasing the Cobra StunLight for individual use and in their automobiles. We are currently conducting pilot programs for the Cobra StunLight™ with the Los Angeles County and San Diego County Sheriff’s Departments which we hope will lead to order from these agencies and/or their officers.

As between the various subsidiaries in the group, Universal Guardian Products, Ltd. (“UG Products”) focuses on research and development as well as supervising the manufacturing of the Cobra StunLight™ and the Riot Defender™ products with shipment through Shield Defense (Macao) Ltd.  Shield Defense Europe GmbH (“SDE”) focuses on sales and marketing activities in the European market and Shield Defense Corporation (“SDC”) focuses on sales and marketing activities in the United States.

UG Systems Group

Our systems group of operating subsidiaries (collectively the “UG Systems Group”), provide proprietary integrated and interoperable asset tracking and monitoring systems for government and commercial global supply chain logistics, inter-modal transportation, maritime and seaport security. We are in the process of introducing to market our Total Asset Guardian™ (“TAG”) platform which provides multifaceted solutions for global asset tracking, visibility and data management throughout the supply chain.

The TAG platform is comprised of a proprietary software application and processes which provide secure supply chain data collection, real-time network and security monitoring and notification. The TAG platform is a scaleable system that can be deployed on a global basis.  Our TAGeasy™ e-commerce RFID label system is designed for small businesses. Our TAGcentral™ is a hosted RFID system includes a lease or buy an on-site RFID capability designed for small to medium size businesses. TAGcentral™ consists of an enterprise level software application for major international retailers and government suppliers. In addition to the revenue generated upon the sale of these systems, each solution provides recurring revenue based upon subscription fees.

As between our various subsidiaries in the UG Systems Group, Universal Guardian Systems, Ltd., formerly known as MeiDa Information Technology, Ltd. (“UG Systems”) focuses on the international market for TAG platform for asset tracking and data management purposes, while ISR Systems Corporation (“ISR Systems”) focuses on the domestic market.

As of November 8, 2006, we had issued and outstanding 51,990,290 shares of common stock, 600 shares of series ’A’ convertible preferred stock, and common share purchase options and warrants entitling the holders to purchase up to 19,665,510 shares of common stock.  Our Universal Guardian Corporation subsidiary (“Guardian Corporation”) also had issued and outstanding 18,714 series ‘A’ preferred shares (“UGC series ‘A’ preferred shares”) held by shareholders other than Universal Holdings.  Each of these shares is convertible into either one Guardian Corporation common share (“UGC common shares”) or one Universal Holdings common share.

Results of Operations

Selected Statement Of Operations Data

Summarized in the table below is statement of operations data comparing the three- and nine-month interim periods ended September 30, 2006 with our three- and nine-month interim periods ended September 30, 2005, respectively:

	Three Months Ended Sept. 30,		Change ($)	Change (%)
	2006	2005
Net revenue	$ 5,445,961	$ 3,169,246	$ 2,276,715	72%
Cost of revenue	2,787,431	2,126,415	661,016	31%
Gross profit	2,658,350	1,042,831	1,615,519	155%
Selling, general and administrative expenses	5,639,562	2,945,682	2,693,880	91%
Loss from operations	(2,981,032)	(1,902,851)	(1,078,181)	(57%)
Interest expense	(423)	—	—	—
Financing costs	—	—	—	—
Interest income	19,049	1,987	(17,062)	(859%)
Other, net	2,750	259	(2,491)	(962%)
Total other income (expense)	21,376	2,246	(19,130)	(852%)
Loss before provision for income taxes	(2,959,656)	(1,900,605)	(1,059,051)	(56%)
Provision for income taxes	—	—	—	—
Net loss	(2,959,656)	(1,900,605)	(1,059,051)	(56%)

	Nine Months Ended Sept. 30,		Change ($)	Change (%)
	2006	2005
Net revenue	$ 16,269,413	$ 8,833,070	$ 7,436,343	84%
Cost of revenue	7,874,746	5,877,109	1,997,637	34%
Gross profit	8,394,667	2,955,880	5,438,787	184%
Selling, general and administrative expenses	14,400,903	7,262,154	7,138,749	98%
Loss from operations	(6,006,236)	(4,306,274)	(1,699,962)	(39%)
Interest expense	(423)	(9,232)	(8,809)	(95%)
Financing costs	(164,928)	(1,124,973)	(960,045)	(85%)
Interest income	20,259	18,723	1,536	8%
Other, net	5,549	35,380	(29,831)	(84%)
Total other income (expense)	(139,543)	(1,080,102)	(940,559)	(87%)

Loss before provision for income taxes	(6,145,779)	(5,386,376)	(759,403)	(14%)
Provision for income taxes	—	—	—	—
Net loss	(6,145,779)	(5,386,376)	(759,403)	(14%)

Revenue for the three- and nine-month interim periods ended September 30, 2006 was $5,445,961 and $16,269,413, respectively, as compared to $3,169,246 and $8,833,070 for the corresponding interim periods in fiscal 2005, respectively.  Cost of revenue, gross profit and gross margin for the three-month interim ended September 30, 2006 were $2,787,431, $2,658,530 and 49%, respectively, as compared to $2,126,415, $1,042,831 and 33% for the corresponding interim period in fiscal 2005, respectively.  Cost of revenue, gross profit and gross margin for the nine-month interim ended September 30, 2006 were $7,874,746, $8,394,667 and 52%, respectively, as compared to $5,877,190, $2,955,880 and 33% for the corresponding interim period in fiscal 2005, respectively.

Our revenues for the three- and nine-month interim periods ended September 30, 2006 was principally derived from contracts for security services rendered by our SSSI subsidiary.  Approximately 75% of these revenues were derived from contracts in Afghanistan.  Included in these contracts are contracts with International Relief and Development, Inc. (IRD), the U.S. Army and CDM Constructors, each of which contract (or set of contracts) would constitute more than 10% of our revenues for that period.

The 72% and 84% growth in our revenues for the three- and nine-month interim periods ended September 30, 2006 as compared to the corresponding interim periods in fiscal 2005 was principally attributable to increased operations by our SSSI subsidiary.  The improvement in our gross margins for the three- and nine-month interim periods ended September 30, 2006 over the corresponding interim periods in fiscal 2005 was principally attributable to steps we have taken to reduce our SSSI costs of revenue in fiscal 2006.

Selling, General And Administrative Expenses And Loss From Operations

Summarized in the table below are selling, general and administrative expenses comparing the three-  and nine-month interim periods ended September 30, 2006 with the three- and nine-month interim periods ended September 30, 2005, respectively:

	Three Months Ended Sept. 30,		Change ($)	Change (%)
	2006	2005
Fees for outside consultants and professionals	$ 556,773	$ 1,563,987	$ (1,007,214)	(64%)
Payroll and related benefits	2,830,912	579,820	2,251,092	388%
Rent	344,879	102,324	242,555	237%
Travel	326,105	90,820	235,285	259%
Insurance	233,361	119,266	114,095	96%
Utilities	89,840	43,716	46,124	106%

Depreciation and amortization	200,331	126,624	73,707	58%
Other	1,057,361	319,125	738,236	231%
	$ 5,639,562	$ 2,945,682	$ 2,693,880	92%

	Nine Months Ended Sept. 30,		Change ($)	Change (%)
	2006	2005
Fees for outside consultants and professionals	$ 1,576,775	$ 3,273,543	$ (1,696,768)	(52%)
Payroll and related benefits	7,347,006	1,683,323	5,663,683	337%
Rent	788,007	193,342	594,665	308%
Travel	1,025,675	437,732	587,943	134%
Insurance	607,961	389,552	218,409	56%
Utilities	195,862	98,799	97,063	98%
Writedown of asset	100,970	—	100,970	—
Depreciation and amortization	659,252	359,405	299,847	83%
Other	2,099,395	826,458	1,272,937	154%
	$ 14,400,903	$ 7,262,154	$ 7,138,749	98%

Selling, general and administrative expenses for the three-month interim period ended September 30, 2006 was $5,639,562, as compared to $2,945,682 for the corresponding interim period in fiscal 2005, representing a $2,693,880 or 92% overall increase.  The overall increase was principally attributable to an increase in the level of business activities and staffing by our SSSI subsidiary.  Specifically, payroll and related benefits for the three-month interim period ended September 30, 2006 increased by $2,251,092 or 388% over the corresponding interim period in fiscal 2005, representing additional employed staff and the recognition of the fair value of stock options granted to employees pursuant to FAS 123R, which was implemented beginning January 1, 2006.  Other significant increases included other expense, rent expense and travel expense of $738,236, $242,555 and $235,285, respectively, or 231%, 237% and 259%, over the corresponding interim period in fiscal 2005, respectively.  This increase in general and administrative expenses were partially offset by a reduction in fees for outside consultants and professionals for the three-month interim period ended September 30, 2006 in the amount of $1,007,214 or 64% over the corresponding interim period in fiscal 2005, attributable to a shift by SSSI from consulting staff to employed staff.

Selling, general and administrative expenses for the nine-month interim period ended September 30, 2006 was $14,400,903, as compared to $7,262,154 for the corresponding interim period in fiscal 2005, representing a $7,138,749 or 98% overall increase.  The overall increase was principally attributable to an increase in the level of business activities and staffing by our SSSI subsidiary.  Specifically, payroll and related benefits for the nine-month interim period ended September 30, 2006 increased by $5,663,683 or 337% over the corresponding interim period in fiscal 2005, representing additional employed staff and the recognition of the fair value of stock options granted to employees pursuant to FAS 123R, which was implemented beginning January 1, 2006.  Other significant increases included other expense, rent expense and travel expense of $1,272,937, $594,665 and 587,943, respectively, or 154%, 308% and 134% over the corresponding interim period in fiscal 2005, respectively.  This increase in general and administrative expenses were partially offset by a reduction in fees for outside consultants and professionals for the nine-month interim period ended September 30, 2006 in the amount of $1,696,768 or 52% over the corresponding interim period in fiscal 2005, attributable to a shift by SSSI from consulting staff to employed staff.

Other Income And Expense And Net Loss

Interest expense for the three-month and nine- month interim periods ended September 30, 2006 was $423 and $423, respectively, as compared to $0 and $9,232 for the corresponding interim periods in fiscal 2005, respectively.  Interest expense for the nine-month interim period ended September 30, 2005 related to interest on notes payable, convertible debentures and capital leases.

Financing costs for the three- and nine-month interim periods ended September 30, 2006 was $0 and $164,928, respectively, as compared to $0 and $1,124,973 for the corresponding interim periods in fiscal 2005, respectively.  Financing costs for the nine-month interim period ended September 30, 2006 reflected the value of warrants given in settlement of contractual rights.  Financing costs for the nine-month interim period ended September 30, 2005 related to the non-registration penalty related to issuance of common stock in a private placement offering in May 2004, the amortization and write off of the beneficial conversion feature and fair value of warrants issued in connection with the $500,000 of convertible debentures in January 2005, and the value of 250,000 warrants issued to the placement agent and the commissions and fees paid in connection with the issuance of the convertible debentures.

Interest income for the three- and nine-month interim periods ended September 30, 2006 was $19,049 and $20,259, respectively, as compared to $1,987 and $18,723 for the same periods in 2005, respectively.  The fluctuations in interest income for the three-month and nine-month interim periods ended September 30, 2006 principally relates to fluctuations in average cash balances for those periods as compared to the corresponding interim periods in fiscal 2005.

Other income for the three-month and nine-month interim periods ended September 30, 2006 was $2,750 and $5,549, respectively, as compared to $259 and $35,380 for the corresponding periods in 2005, respectively.  The $35,380 in other income in 2005 related to the gain on disposal of fixed assets.

Net Loss

We recorded a net loss of $2,959,656 during the three-month interim period ended September 30, 2006, as compared to a net loss of $1,900,605 during the corresponding interim period in fiscal 2005, representing a $1,059,051 or 56% increase in our net loss.  Our net loss for the three-month interim period ended September 30, 2006 is principally attributed to the $2,981,032 loss from operations as discussed above.

We recorded a net loss of $6,145,779 during the nine-month interim period interim period ended September 30, 2006, as compared to a net loss of $5,386,376 during the corresponding interim period in fiscal 2005, representing a $759,403 or 14% increase in our net loss.  Our net loss for the nine-month interim period ended September 30, 2006 is principally attributed to the $6,006,236 loss from operations as discussed above and financing costs of $164,928 for the period.

Liquidity and Capital Resources

Historical Sources of Cash

For the period January 1, 2004 through September 30, 2006 we principally financed our operations and acquisitions through a combination of (1) the sale of common shares for cash ($10,855,740); (2) the issuance of our common shares and/or options or warrants to purchase our common shares to various consultants in payment for the provision of their services, or to other creditors in satisfaction of our indebtedness to them ($3,867,374); (3) short-term financings including the sale of debentures ($500,000); (4) proceeds from the exercise of common share purchase options or warrants ($1,169,638); (5) the sale of series ‘B’ preferred shares for cash ($513,000); (6) the acquisition of equity interests in subsidiaries in exchange for Universal Holdings common shares ($6,260,180); and(7) revenues received from our Secure Risks subsidiary.  Included in the above are the following significant transactions:

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

•

On August 31, 2005, we entered into a Share Exchange Agreement and Plan of Reorganization pursuant to which our ISR Systems subsidiary would acquire all of the outstanding capital stock of UG Systems from its shareholders for the payment of 2,272,727 Universal Holdings common shares. We valued the transaction at $3,000,000 based on the volume average weighted price (“VAWP”) of our common shares for the 15 days preceding the entering into of the Share Exchange Agreement and Plan of Reorganization

•

On August 17, 2005, we sold 4,250 series ‘B’ convertible preferred shares to Monarch, and 1,000 series ‘B’ convertible preferred shares to Mercator Momentum Fund III, LP (“Mercator Fund III”), for the aggregate sum of $525,000 as part of a single private placement.  The 4,250 series ‘B’ preferred shares issuable to Monarch are convertible into up to 432,174 unregistered common shares, while the 1,000 series ‘B’ preferred shares issuable to Mercator Fund III are convertible into up to 101,688 unregistered common shares.  Notwithstanding the foregoing, the aggregate number of common shares into which Monarch and Mercator Fund can convert the series ‘A’ preferred shares, after taking into consideration all other shares held by Monarch, Mercator Fund III or their affiliates, cannot exceed more than 9.99% of our outstanding common shares.  As part of the foregoing transaction, we paid to MAG, as investment advisor for the purchasers, the sum of $12,000 in cash to cover due diligence and legal fees.  The series ‘B’ convertible preferred shares were converted into common shares in April 2006.

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

Cash Position and Sources and Uses Of Cash

Our cash and cash equivalents position as of September 30, 2006 was $1,163,690, as compared to $666,505 as of December 31, 2005.  The increase in our cash and cash equivalents for the nine-month interim period ended September 30, 2006 was attributable to $4,182,803 in cash raised through financing activities, partially offset by  $3,456,284 in cash used in operating activities and $210,617 in cash used in investing activities.

Our operating activities used cash in the amount of $3,456,284 for the nine-month interim period ended September 30, 2006, as compared to $3,708,032 for the corresponding interim period in fiscal 2005.  The $3,456,284 in cash used in operating activities for the nine-month interim period ended September 30, 2006 reflected our net loss of $6,145,779 for that period, as decreased for non-cash deductions, such as depreciation, common stock issued for services and value of vesting options to employees, and a net increase in non-cash working capital balances.  The $3,708,032 in cash used in operating activities for the nine-month interim period ended September 30, 2005 reflected our net loss of $5,386,376 for that period, as decreased for non-cash deductions, such as depreciation, common stock issued for services and amortization of debt discount, and a net increase in non-cash working capital balances.

Our investing activities used cash in the amount of $210,617 for the nine-month interim period ended September 30, 2006, as compared to $975,610 for the corresponding interim period in fiscal 2005.  The decrease in our investing activities loss for the nine-month interim period ended September 30, 2006 over the corresponding period in fiscal 2005 was principally attributed to a reduction in purchases of property and equipment by our SSSI subsidiary.

Our financing activities generated cash in the amount of $4,182,803 for the nine-month interim period ended September 30, 2006, as compared to $4,800,755 for the corresponding interim period in fiscal 2005. The principal source of cash for the nine-month interim period ended September 30, 2006 was attributable to the sale of common shares and warrants in a private placement for gross proceeds of $4,000,000, and proceeds from the exercise of common share purchase options for gross proceeds of $710,000, partially offset by offering costs in the amount of $527,197.

The principal source of cash for the nine-month interim period ended September 30, 2005 was attributable to the sale of common shares and warrants in a private placement for gross proceeds of $4,600,000, and proceeds from the sale of series ‘B’ preferred stock for $525,000, partially offset by offering costs in the amount of $277,000.

Capital Resources Going Forward

We had approximately $1,164,000 of cash on hand as of September 30, 2006 to fund our operations going forward.  Our plan of operation for the twelve month period commencing October 1, 2006 is for our UG Services Group to continue to increase sales activities; and for our UG Systems Group and UG Products Group to continue activities to introduce their respective products and services to the market.  Based upon projected sales estimates going forward after taking into consideration the aforesaid contemplated increased sales activities, we currently have budgeted approximately $30,633,330 in costs for the twelve month period commencing October 1, 2006, including approximately $13,115,902 in costs of sales; $17,517,428 in sales, general and administrative expenses, and $450,000 for the purchase of property and equipment.  We anticipate that we will expend significant amounts in rolling out media campaigns to introduce to market and otherwise promote the sale of our UG Systems Group and UG Products Group products and services commencing in the fourth quarter of 2006 as discussed above.  While cash generated by the operations of our UG Services Group has generally been sufficient to fund our operations over the recent past, we believe that it will now become necessary to seek investment capital to finance the cost to properly introduce these new products and services to market.

Should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products or businesses, the depletion of our working capital will be accelerated as will our need to seek further investment capital.  When it becomes necessary to raise additional cash as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−An amendment of FASB Statements No. 87, 88, 106, and 132(R)". One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year−end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

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

We have incurred an accumulated deficit in the amount of $22,211,869 from our inception through September 30, 2006, and continue to incur operating losses through the date of this quarterly report.  While our management believes that we will attain breakeven in terms of cash inflows over outflows and ultimately profitability as a consequence of the continued anticipated growth in revenues of the UG Services Group as well as the introduction to the market of products and services which have been under development for several years, we will nevertheless continue to generate operating losses for an indefinite period of time, and cannot give you any assurance that the growth in revenues will occur as anticipated or at all or that we will attain break-even or profitability at any particular point in time or at all.  See that section of this quarterly report captioned “Management’s Discussion And Analysis Of Financial Condition And Results of Operations—Liquidity And Capital Resources”.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

We had approximately $1,164,000 of cash on hand as of September 30, 2006 to fund our operations going forward.  As we increase our marketing and sales efforts for our products and systems, the depletion of our working capital will be accelerated.  The depletion of our working capital will be further accelerated should our costs and expenses prove to be greater than we currently anticipate or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products.  As it becomes necessary to raise additional cash in the future as our current cash and working capital resources are depleted, we will seek to raise it through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.  See that section of this quarterly report captioned “Management’s Discussion And Analysis Of Financial Condition And Results of Operations—Liquidity And Capital Resources”.

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

Our success depends to a critical extent on the continued efforts of services of our Chief Executive Officer, Mr. Michael J. Skellern, and to a lesser degree on the Managing Director of UG Services, Mr. Bruce Braes. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital.  We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company.  Although Messrs. Skellern and Braes have signed employment agreements providing for their continued service to the company through September 8, 2009 and September 8, 2008, respectively, these agreements will not preclude either of these employees from leaving the company.  However, we do currently carry a key man life insurance policy on Mr. Skellern which will assist us in recouping our costs in the event of his demise.

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

We currently have limited internal sales or distribution capabilities for our products and services and will rely extensively on third-party licensees, strategic partners or third party marketing and distribution companies to perform a significant part of those functions.  As a consequence of that reliance, our ability to effectively market and distribute those products will be dependent in large part on the strength and financial condition of others, the expertise and relationships of those third-parties with customers, and the interest of those parties in selling and marketing our products.  Prospective third-party licensees, strategic partners and marketing and distribution parties may also market and distribute the products of other companies.  If our relationships with any third-party licensees, strategic partners or marketing and distribution partners were to terminate, we would need to either develop alternative relationships or develop our own internal sales and marketing forces to continue to sell those products.  Even if we are able to develop our internal sales, marketing and distribution capabilities, these efforts would require significant cash and other resources that would be diverted from other uses, if available at all, and could cause delays or interruptions in our product supply to customers, which could result in the loss of significant sales or customers.  We can give you no assurance that we will be successful in our efforts to engage licensees, strategic partners or third party marketing and distribution companies to meet our sales, marketing and distribution requirements for those products.

We intend to rely upon the third-party manufacturers or suppliers to manufacture our products and system components.  Should these manufacturers fail to perform as expected, we will need to develop or procure other manufacturing sources, which would cause delays or interruptions in our product supply and result in the loss of significant sales and customers.

We currently have no internal manufacturing capability for our products or system components, and will rely extensively on licensees, strategic partners or third party contract manufacturers or suppliers.  Should we be forced to manufacture our products, we cannot give you any assurance that we will be able to develop an internal manufacturing capability or procure third party suppliers.  Moreover, we cannot give you any assurance that any contract manufacturers or suppliers we procure will be able to supply those products in a timely or cost effective manner or in accordance with applicable regulatory requirements or our specifications.

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

We anticipate that a material portion of the revenue we expect from the sale of our Cobra StunLightTM will come from consumer markets.  We expect that a small portion of revenue will also be generated in connection with the sale of our Riot DefenderTM to the law enforcement and military markets.  Some states currently impose regulations or licensing requirements on the sale or use of these products to consumers.  Some foreign jurisdictions may also impose regulations or licensing requirement.  The process of obtaining regulatory approval could be lengthy and be very costly, if approval can be obtained at all.  If we fail to comply with these requirements, we could be subjected to enforcement actions such as an injunction to stop us from marketing the product at issue or a possible seizure of our assets.  We intend to work diligently to assure compliance with all applicable regulations that impact our business.  We can give you no assurance, however, that we will be able to obtain regulatory approval for all of our products.  We also cannot assure you that additional regulations will not be enacted in the future that would be costly or difficult to satisfy.

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

Our officers and directors currently beneficially own or control the power to vote 19.0% of our outstanding common shares as of the date of this quarterly report, and could increase that percentage to 27.9% assuming they were to fully exercise their vested convertible securities.  As a consequence of their substantial stock holdings, these shareholders will have the ability to elect a majority of our board of directors, and thereby control our management. These shareholders will also have the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.

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

There are outstanding as of November 8, 2006 common share purchase options and warrants entitling the holders to purchase 19,665,510 common shares with a weighted average exercise price of $1.08 per share, of which 16,430,509 of these options or warrants are vested and currently exercisable.  There are also outstanding (1) 600 series ‘A’ preferred shares convertible into 8 common shares, and (2) 18,714 UGC series ‘A’ preferred shares convertible into 18,714 Universal Holdings common shares based upon a $1.25 per share stated value and conversion rate.  A material portion of the options and warrants have exercise prices less than current market prices for our common shares, while a material portion of the convertible preferred shares have an as-converted cost basis approximating current market rates.  The existence of an exercise or cost basis in these securities less than current market rates may act as and incentive for the holder of the securities to exercise or convert the securities, and sell the shares on the public markets.  The exercise or effective conversion price for the exercise or conversion all the aforesaid convertible securities may also be less than your cost to acquire our common shares.  In the event of the exercise or conversion of these convertible securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 common and 5,000,000 “blank check” preferred shares.  Based upon the number of common shares outstanding as of November 8, 2006, we have 48,009,710 common shares available for issuance and 4,999,400 preferred shares available for issuance to meet our future equity issuance requirements, including the exercise or conversion of presently outstanding convertible securities.  Our board may generally issue those common and preferred shares, or options or warrants or convertible indebtedness to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

We believed this weakness was attributable to the fact that our subsidiaries operate, in many cases, in remote locations throughout the world, including Afghanistan, Pakistan, Hong Kong and South America, and use different accounting methods based upon their locale and different and separate accounting systems and computer programs.  Contributing factors included the fact that we inherited these independent accounting systems when we acquired these businesses, and that the information processing problems have been aggravated by the growth of our businesses and the recent acquisition of our UG Systems subsidiary.  Our auditors believed that this situation reflected a material weakness in our internal controls and procedures insofar as there is a more than remote likelihood that delays in receiving and processing financial information in conjunction with consolidating our financial statements could lead to a material misstatement of our financial statements.  While we do not believe there have been, and our auditors have not identified, any material misstatements in our financial statements to date as a result of this weakness, we nevertheless concurred with our auditors that our financial information collection and processing system is inadequate.  Indeed, we advised our auditors that we were aware of the weakness in our accounting systems due to their various remote locations and systems described above and had already commenced steps to address the situation.  Specifically, in 2005 we had acquired, and are currently in the process of implementing, an industry-recognized international enterprise resource planning or “ERP” software system containing an SAP accounting program which will integrate the accounting and information management functions of all of our worldwide operations into a single accounting and information data-base that can be accessed at any time by management.  We anticipate that we will complete the implementation process by the end of fiscal 2006.  We believe that the implementation of the ERP system will address our auditor’s concerns.

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

LEGAL PROCEEDINGS

We have summarized below (1) any legal or governmental proceedings relating to our company or properties to which we are a party which we consider to be material and which are pending as of the date of this quarterly report, and (2) any proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us which are pending as of the date of this quarterly report; and (3) any such matters pending on December 31, 2005 and settled on or before the date of this quarterly report:

•

On July 5, 2005, our Secure Risks subsidiary received a demand from solicitors for Mr. John Chase, a former Secure Risks employee, claiming that the termination of Mr. Chase’s employment breached the terms of his written employment agreement.  By reason of this alleged breach, Mr. Chase claims he is entitled to statutory damages under English law as well as contract damages for the full term of the agreement.  It is the company’s position the termination of Mr. Chase’s employment conformed with the terms and conditions of his employment agreement and did not constitute a breach.  Secure Risks retained an UK solicitor who responded to Mr. Chase’s demand.  Mr. Chase then filed a claim with the Employment Tribunal, an administrative agency which hears labor disputes in England and Wales.  Secure Risks filed a timely response to Mr. Chase’s claims. On September 21, 2006, the Employment Tribunal convened a pre-hearing review and case management conference.  The Tribunal concluded that Mr. Chase was entitled to the governing unfair dismissal statutes and set the matter for a full hearing on March 7, 2007.

•

On March 6, 2006, a complaint was filed in the Los Angeles County Superior Court against Universal Holdings and Michael J. Skellern entitled H. Seth Kaplan, Plaintiff v. Universal Guardian Holdings, Inc.; and Michael Skellern, Defendants.  In the complaint, Mr. Kaplan alleges various causes of action including, without limitation, breach of contract, violation of California’s Corporations Code section 25017(a), common law fraud, conversion and breach of fiduciary duty arising out of the company’s failure to honor an alleged oral promise to pay a finder’s fee of 10% of the value of our SSSI subsidiary, which entity our Secure Risks subsidiary acquired pursuant to the terms and conditions of an Agreement And Plan Of Share Exchange dated June 28, 2004 and effective July 1, 2004.  In the complaint, Mr. Kaplan seeks general damages in the amount of $1,500,000.00 as well as punitive damages.  The company filed a motion to dismiss the California securities laws counts of the complaint as well as a motion to strike the punitive damage claims.  The motions to dismiss and strike were granted by the court.  Mr. Kaplan filed an amended complaint and the company renewed its motion to dismiss and motion to strike.  On July 17, 2006, the court granted our motion to dismiss the unfair business practice claim as well as struck all of the prayer for punitive damages.  Mr. Kaplan has also separately made demand for the conveyance of 250,000 common shares purportedly earned as a finder’s fee upon the appointment of Mr. Michael Stannard to our board of directors pursuant to an alleged independent promise made by the company.  The claim is based upon a written consulting agreement which contains an arbitration provision.  Mr. Kaplan has requested that this additional claim be joined with the superior court action.  We have rejected the proposal to consolidate the actions.  Mr. Kaplan  has yet to initiate the arbitration.  The company will continue to vigorously defend both claims asserted by Mr. Kaplan.

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

•

On June 3, 2004, our Guardian Corporation subsidiary entered into a stipulated settlement with its former landlord, AC Pacific View, whereby Guardian Corporation agreed to pay the sum of $200,000 to AC Pacific View on or before December 31, 2004 in full satisfaction of all of Guardian Corporation’s obligations arising under a terminated lease.  In the event payment was not made by that date, AC Pacific View would be entitled to enter judgment against Guardian Corporation for the sum of $200,000, less any amounts paid.   Guardian Corporation has not paid this amount to date, and is insolvent but for the potential recovery of damages in connection with the termination of Guardian Corporation’s subcontract with Northern NEF. AC Pacific View has noticed Guardian Corporation’s default under the stipulation but has yet to enter judgment, and Guardian Corporation is presently negotiating an extension of time in respect to the entry of judgment.  Management does not believe that the judgment, if filed by AC Pacific View, will be enforceable against Universal Holdings or any other subsidiary of Universal Holdings other than Guardian Corporation.

CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales Of Unregistered Equity Securities Not Previously Reported On Form 8-K

Not Applicable.

Limitation Or Qualification Of Rights Of Class of Registered Securities By Issuance Or Modification Of Any Other Class Of Securities

Not Applicable.

Use Of Proceeds Of Registered Offerings

Not Applicable.

Repurchases Of Equity Securities

During the three-month interim period ended September 30, 2006, we did not repurchase any equity securities.

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

Dated at Newport Beach, California, this 16th day of November, 2006.

UNIVERSAL GUARDIAN HOLDINGS, INC.
By:	/s/ Michael J. Skellern
Michael J. Skellern Chief Executive Officer and President (principal executive officer)
By:	/s/ Randall A. Jones
Randall A. Jones Chief Financial Officer (principal accounting and financial officer)