Form 10KSB
period 2006-12-31
UNIVERSAL GUARDIAN HOLDINGS INC
filed 2007-04-04
CIK 859916

04/03/2007">

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10–KSB

_________________

Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
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

The issuer’s revenues for its most recent fiscal year (fiscal 2006) was $21,840,730.

The aggregate market value of the issuer’s voting and non-voting common equity held by the issuer’s non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days, was $32,715,000 as of March 27, 2007.

The number of shares outstanding of each of the issuer’s classes of stock as of as of March 27, 2007, the latest practicable date, was 52,462,842 shares of common stock (voting common equity); and 600 shares of series ‘A’ convertible preferred stock (non-voting preferred equity).

Traditional small business disclosure format (check one):   Yes    ☒   No   ☐

Documents Incorporated By Reference

The issuer has not incorporated by reference into this annual report: (1) any annual report to the issuer’s securities holders, (2) any proxy or information statement, or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act.

TABLE OF CONTENTS
Page

BUSINESS

1

Overview

1

Business Groups

1

Corporate History And Development

2

Markets; Competition; Product Advantages

7

Marketing and Distribution Strategy

8

Manufacturing Capacity

9

Research and Development

9

Patents and Licenses

9

Government Regulation

10

Subsidiaries

10

Employees

10

PROPERTIES

11

FINANCIAL STATEMENTS AND SUMMARY FINANCIAL DATA

11

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

12

General

12

Overview

12

Universal Guardian Corporation; Discontinued Operations; Reverse Acquisition

13

Other Acquisitions

14

Going Concern

14

Results of Operations

15

Liquidity and Capital Resources

17

Off-Balance Sheet Arrangements

22

Critical Accounting Policies

22

Recent Accounting Pronouncements

23

UNCERTAINTIES AND RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

25

Risks Relating To Our Business

25

Risks Relating To An Investment In Our Securities

29

LEGAL PROCEEDINGS

33

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

35

MARKET PRICE OF AND DIVIDENDS ON OUR COMMON SHARES AND RELATED STOCKHOLDER MATTERS

35

Description Of Market

35

Dividend Policy

35

Recent Repurchases Of Equity Securities

36

Recent Sales Of Unregistered Securities

36

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

36

CONTROLS AND PROCEDURES

36

Evaluation Of Disclosure Controls And Procedures

36

Evaluation Of Changes In Internal Control Over Financial Reporting

36

Material Weaknesses in Collecting And Processing Financial Information

36

DIRECTORS AND EXECUTIVE OFFICERS

37

EXECUTIVE COMPENSATION

37

OWNERSHIP OF OUR SECURITIES BY BENEFICIAL OWNERS AND MANAGEMENT

38

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

38

–i–

CODE OF ETHICS

38

OTHER INFORMATION

38

EXHIBITS

38

ANNUAL CONSOLIDATED FINANCIAL STATEMENTS (AUDITED)

44

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheet

F-2

Consolidated Statements of Operations And Other Comprehensive (Loss)

F-3

Consolidated Statement of Stockholders’ Equity (Deficit)

F-4

Consolidated Statements of Cashflow

F-8

Notes To Consolidated Financial Statements

F-10

SIGNATURES OF EXECUTIVE OFFICERS AND DIRECTORS

45

–ii–

ADVISEMENTS

The information set forth in the section of this annual report captioned “Business” is current as of March 27, 2007, unless an earlier or later date is indicated in that section.  The information set forth in the sections of this annual report other than “Business” is current as of December 31, 2006, unless an earlier or later date is indicated in those sections.

Unless the context requires otherwise, “we,” “us,” “our”,  and the “company” and similar terms collectively refer to Universal Guardian Holdings, Inc. and our subsidiaries, while the term “Universal Holdings” refers to Universal Guardian Holdings, Inc. in its individual corporate capacity.  The terms “common shares”, “preferred shares”, “series ‘A’ preferred shares” and “series ‘B’ preferred shares” used in this annual report refer to the company’s common stock, par value $0.001 per share, “blank check” preferred stock, par value $.001 per share, series ‘A’ convertible preferred stock, par value $0.001 per share; and series ’B’ convertible preferred stock, par value $0.001 per share, respectively.  The term “UGC series ‘A’ preferred shares” refers to series ’A’ convertible preferred stock, par value $0.001 per share, issued by the company’s Universal Guardian Corporation subsidiary.

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

–iii–

BUSINESS

Overview

Universal Holdings is a holding company which provides security products, systems and services to mitigate terrorist, criminal and security threats for governments and businesses worldwide through our various operating subsidiaries, broken-down into three different operating groups—the UG Services Group, the UG Products Group, and the UG Systems Group.

Our common shares trade on the NASD Over-The-Counter Bulletin Board, also called the OTCBB, under the trading symbol “UGHO”.

Our corporate offices are located at 4695 MacArthur Court, Suite 300, Newport Beach, California 92660. Our telephone number is (949) 861-8295.

As of March 27, 2007, we had issued and outstanding 52,462,842 shares of common stock (including accrued but unissued shares), 600 shares of series ’A’ convertible preferred stock, common share purchase options and warrants entitling the holders to purchase up to 24,478,975 shares of common stock, and debentures in the principal amount of $6,000,000 which are convertible into 9,230,768 common shares.  Our Universal Guardian Corporation subsidiary (“Guardian Corporation”) also had issued and outstanding 18,714 series ‘A’ preferred shares (“UGC series ‘A’ preferred shares”) held by shareholders other than Universal Holdings.  Each of these shares is convertible into either one Guardian Corporation common share (“UGC common shares”) or one Universal Holdings common share.

Business Groups

UG Services Group

Our service group of operating subsidiaries (collectively the “UG Services Group”), provide comprehensive risk mitigation solutions as well as tactical and strategic security services to protect commercial and government personnel and assets worldwide. These services include threat assessment, risk analysis, country risk management, business intelligence, corporate investigations, information assurance, kidnap and ransom insured services, as well as tactical security including executive and diplomatic protection.  We provide these services through various operating subsidiaries in the group which consist of Universal Guardian Services PTE, Ltd. formerly known as Secure Risks Singapore, PTE. (“UG Services”); Secure Risks, Ltd (“Secure Risks”); Universal Guardian Services, Ltd., formerly known as Secure Risks-Strategic Security Solutions International Ltd. (“SSSI”); Secure Risks Pakistan, Ltd.; and Secure Risks Asia Pacific, Ltd. The companies comprising the UG Services Group deliver services through regional branch offices located in London, Kabul, Pakistan, Hong Kong, Singapore, Dubai and Los Angeles (Newport Beach). The vast majority of our revenues from January 1, 2004 to date have been generated by the UG Services Group from operations outside of the United States.

UG Products Group

Our products group of operating subsidiaries (collectively the “UG Products Group”), focus on designing, producing and marketing non-lethal or less-lethal personal protection devices and projectiles for use by military, law enforcement, private security and consumer personal protection markets throughout the world. We have recently completed development of two products which we are currently introducing to the market. The first of these products, the Cobra StunLight™, is a heavy-duty high-intensity LED flashlight designed to provide escalating use-of-force options to the user by illuminating its target and launching a laser-aimed, ballistic stream OC (pepper spray) which causes temporarily blindness, respiratory breathing difficulty and a burning sensation of the skin that can debilitate assailants from safe stand-off distances up to 20 feet.

The second product, the Riot Defender™, is for use by law enforcement and military as a non-lethal use-of-force compliance tool for suspects and to control civil disturbances. The Riot Defender™, is a semi-automatic projectile launcher which can debilitate an assailant using its RiotBall™ proprietary and patent pending frangible projectile at an effective range of more than 50 feet. A frangible projectile is one which breaks-up upon impact, thereby reducing the risk of injury to the suspect. The Riot Defender™ is designed to have the capacity of ten projectiles in the pistol configuration, and 180 projectiles in the carbine configuration, and can be equipped with a laser-aiming device for better precision and accuracy. The device can use several projectile variants, including OC powder, marking powder and inert powder. Each projectile has a specific use ranging from temporarily incapacitating individual suspects to crowd control. We are currently developing international manufacturing, sales and marketing channels to facilitate the introduction of these products to targeted markets.

We have recently shipped the Cobra StunLight™ to several law enforcement agencies and distributors in Australia, France, Germany, Mexico, Saudi Arabia, Singapore, Turkey and the United States for testing, evaluation and purchase.  Our Mexican distributor has advised the company that the Federal Police of Mexico will be purchasing the Cobra StunLight in a state by state implementation throughout Mexico in 2007.  We have recently completed a pilot program for the Cobra StunLight™ with the Los Angeles Sheriff’s Departments, resulting in the Department approving the purchase of the Cobra StunLight™ by its deputies.  We are currently conducting a similar pilot program with the San Diego County Sheriff’s Department.

As between the various subsidiaries in the group, Shield Defense Corporation (“SDC”) focuses on sales and marketing activities in the United States and Canada; Shield Defense Europe GmbH (“SDE”) focuses on sales and marketing activities in the European market; and Universal Guardian Products, Ltd. (“UG Products”) focuses on supervising the manufacturing of the Cobra StunLight™ and the Riot Defender™ products, research and development activities on the Cobra StunLight™ and the Riot Defender™ products, as well as sales to rest of the world.

UG Systems Group

Our systems group of operating subsidiaries (collectively the “UG Systems Group”), provide proprietary integrated and interoperable asset tracking and monitoring systems for use in government and commercial global supply chain logistics, inter-modal transportation, maritime and seaport security. We are in the process of introducing to market our Total Asset Guardian™ (“TAG”) platform which provides multifaceted solutions for global asset tracking, asset visibility and data management throughout the supply chain.

The TAG platform is comprised of a proprietary software application and processes which provide secure supply chain data collection, real-time network and security monitoring and notification. The TAG platform is a scaleable system that can be deployed on a global basis.  Our TAGeasy™ e-commerce RFID label system is a subscription-based system that provides pre-printed RFID labels and delivers them to Department of Defense and retail suppliers.  Our TAGstation™ is a hosted-system designed to provide on-site RFID capability for small to medium-sized government and retail suppliers.  TAGcentral™ consists of an enterprise level software application for major international retailers and government suppliers. In addition to the revenue generated upon the licensing and/or sale of these systems, each solution provides recurring revenue based upon subscription fees.

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

On January 13, 2004, we formed a new wholly-owned California subsidiary named Shield Defense Technologies, Inc. (“Shield Technologies”).  Our intent in forming Shield Technologies was to coordinate the holding of our patents, patent applications, product and technology agreements, original equipment manufacturing agreements and strategic alliance agreements in a single subsidiary, through which we would coordinate the marketing and distribution of products, and services developed or provided by our other operating subsidiaries.  These responsibilities have since been assumed by other subsidiaries, and Shield Technologies is currently inactive.

On January 22, 2004, we formed a new wholly-owned California subsidiary named Shield Defense Corporation.  Our intent in forming Shield Defense Corporation was to centralize all of our new non-lethal and less-lethal weapon and projectile development activities, products, technologies and services into one corporation.  Shield Defense Corporation now focuses on sales and marketing activities for the UG Products Group in the United States and Mexico.

On February 13, 2004, we acquired Emerging Concepts, Inc. pursuant to a share exchange.  Emerging Concepts is a private California company formed in January 1987 which historically was engaged in the business of providing surveillance and reconnaissance systems, sensors and engineering services.  Emerging Concepts provided those systems and services to U.S. military and national security agencies, including the U.S. Navy, U.S. Air Force, U.S. Border Patrol, and major defense industry leaders such as Lockheed Martin, Northrop, Boeing, Raytheon, BAE and United Defense.  We agreed to issue 51,908 restricted shares, with a value of $20,000 based upon the average closing price of our common shares over the 30 day period prior to the closing, to the shareholders of Emerging Concepts, including its President, Mr. Delmar R. Kintner, in exchange for their shares in that company.  We later cancelled the issuance before delivery of the shares in lieu of a cash payment of $20,000.  The primary purpose of the acquisition was to utilize the established relationships between Emerging Concepts and the military and national security agencies and defense industry companies to market our products and technologies.  The principal asset of Emerging Concepts other than its relationships was its personnel holding secret clearances and facility clearances, which we estimated would cost more than $50,000 to procure were we to file new applications with the U.S. government for such clearances.  The terms of the share exchange were determined by the parties on an arms-length negotiated basis.  No independent valuation was sought from a business and technology appraiser or other third party due to financial constraints.  There was no relationship between Universal Holdings and Emerging Concepts and their respective officers, directors and shareholders, prior to the share exchange.  No finder’s fees or other forms of consideration were paid by Universal Holdings or Emerging Concepts or our respective officers, directors or shareholders in connection with the share exchange.  We later decided to centralize all of our more recent integrated security system development activities, products, technologies and services into this corporation, and have since changed the name of Emerging Concepts to ISR Systems Corporation (“ISR Systems”).

On July 1, 2004, we acquired our Secure Risks subsidiary.  Secure Risks was an inactive numbered limited liability company organized under the laws of the United Kingdom and Wales on December 16, 2003, that had never appointed officers or directors or conducted any business. We acquired Secure Risks as a vehicle to provide comprehensive business and governmental risk solutions and strategic security services and to acquire Secure Risks-Strategic Security Solutions International Ltd. as discussed below and continue its operations.

On July 1, 2004, Secure Risks acquired all of the shares of Secure Risks-Strategic Security Solutions International Ltd. (“SSSI”), together with its affiliated companies Strategic Security Solutions International (B.V.I.) Limited and Tag 24 Limited pursuant to a share exchange.  SSSI was a private United Kingdom and Wales limited liability company formed on September 23, 1998 which provided strategic and tactical security services to established and emerging governments, military services, multi-national corporations and high profile business and individual clients around the globe.  On December 19, 2006, we changed the name of SSSI to Universal Guardian Services, Ltd.  SSSI services include threat and vulnerability assessments, security planning and system design, executive protection and travel risk management, tactical armed security, assets in transit, crisis management, contingency planning, incident management and evacuation, executive and diplomatic protection and training, physical security training, weapons and self-defense and government training.  Pursuant to the terms of an Agreement And Plan Of Share Exchange dated June 28, 2004 and effective July 1, 2004, we issued 4,101,494 unregistered Universal Holdings common shares, with a value of $3,240,180 based upon the trading price of those shares, to SSSI’s five shareholders-employees, Messrs. Bruce M. Braes, Ian Schriek, Richard Kuhn, John Chase and Richard Lumpkin, each of whom executed agreements to perform services to Secure Risks.  The terms of the share exchange were determined by the parties on an arms-length negotiated basis.  No independent valuation was sought from a business and technology appraiser or other third party due to financial constraints.  There was no relationship between Universal Holdings, including our officers, directors and shareholders, and SSSI, including its officers, directors and shareholders, prior to the share exchange.  No finder’s fees or other forms of consideration were paid by Universal Holdings or SSSI or our respective officers, directors or shareholders in connection with the share exchange.  SSSI has since changed it corporate name to Universal Guardian Services, Ltd.

On July 7, 2004, we formed a new wholly-owned Hong Kong subsidiary named Shield Defense International Ltd.  Our intent in forming Shield Defense International was to establish an off-shore corporate entity to manage the manufacturing our new non-lethal and less-lethal weapon and projectile development activities off-shore, and to centralize all of our non-lethal and less-lethal weapon and projectile development activities, products, technologies and services in that company while retaining domestic marketing and sales activities in Shield Defense Corporation. We have since changed the name of Shield Defense International Ltd. to Universal Guardian Products, Ltd.

On April 29, 2005, Universal Guardian Products, Ltd. formed Shield Defense Europe to focus on sales in the European market.

On August 31, 2005, we entered into a Share Exchange Agreement and Plan of Reorganization pursuant to which our ISR Systems subsidiary would acquire all of the outstanding capital stock of MeiDa Information Technologies, Ltd. ("MeiDa”) from its ten shareholders.  MeiDa is a Hong Kong corporation which provides a radio frequency identification (RFID) solution offering a turn-key package that includes software, hardware, retailer integration and systems management that improves global supply chain logistics and operations and meets international RFID mandates.  Meida wholly owns MeiDa Information Technology, Ltd., Beijing, a Peoples Republic of China corporation which is a dormant subsidiary.  MeiDa’s technology consolidates multiple manufacturing sites and retailer distribution centers into one snap shot for global visibility of goods movement.  As consideration, ISR Systems agreed to pay 2,272,727 Universal Holdings common shares to MeiDa’s shareholders payable in two tranches, of which 1,000,000 shares were to be delivered at the closing on October 7, 2005, and the balance which were to be delivered on or before October 31, 2006, although we later elected to deliver these shares in January 2006.  For the transaction to be legally binding in Hong Kong, we were required to file and pay a stamp duty tax for the transfer of the MeiDa shares to the company.  As a result, we did not complete the issuance of the initial 1,000,000 shares until the stamp duty tax was filed and paid in January 2006, at which time the first issuance formally closed, the MeiDa shares were transferred to the company, and all 2,272,727 Universal Holdings common shares were issued to the former MeiDa stockholders.  The shareholders of MeiDa are Euro China Group AG; Linkena Anstalt; Transgaria Stiftung, Vaduz; Christopher John & Alexa-Katrin Terry; Thomas Goertz; Urs Wettstein; Timo Kipp; Guenter Guest Supplies Ltd.; Roman Kainz as trustee for Hans Dieter Rompel; and Roman Kainz as trustee for Dietmar Lillig.  We valued the transaction at $3,000,000 based on the volume average weighted price (“VAWP”) of our common shares for the 15 days preceding the entering into of the Share Exchange Agreement and Plan of Reorganization.  The terms of the exchange were determined by the parties on an arms-length negotiated basis.  No independent valuation was sought from a business and technology appraiser or other third party due to financial constraints.  There was no relationship between Universal Holdings, including our officers, directors and shareholders, and MeiDa, including its officers, directors and shareholders, prior to the share exchange. No finder’s fees or other forms of consideration will be paid by Universal Holdings or MeiDa or our respective officers, directors or shareholders in connection with the share exchange.  Mr. Herbert P. Goertz has continued as a director and chief executive officer of MeiDa.  Mr. Goertz is a beneficiary of Linkena Anstalt, an irrevocable family trust established by another member of the Goertz family over which Mr. Goertz has no investment control.  Although Mr. Goertz is a beneficiary, any distributions he may receive will be made at the sole discretion of the trustee without any power of

Mr. Goertz to direct such distributions to himself or to any other person.  We have since changed the name of MeiDa to Universal Guardian Systems, Ltd.

On December 16, 2005, we formed Shield Defense (Macao), Ltd. (“SDM”) under the laws of the Macao Special Administrative Region of China.  SDM is a subsidiary of UG Products and was formed for the purpose of facilitating the sale of and distribution of the products of UG Products around the world.

Markets; Competition; Product Advantages

Security Services

We provide strategic and tactical security services to established and emerging governments, military services, multi-national corporations and businesses around the globe through our UG Services subsidiaries.  These services include threat and vulnerability assessments, security planning and system design, executive protection and travel risk management, tactical armed security, assets in transit, crisis management, contingency planning, incident management and evacuation, executive and diplomatic protection and training, physical security training, weapons and self-defense training and government training.  Almost all of our revenues since June 2004 have been generated through the provision of these security services.

Cobra StunLight™

The markets for the Cobra StunLight™ are generally the military, law enforcement, private security and consumer markets which will use our products as an everyday, escalating use-of-force compliance device to debilitate suspects, assailants or prisoners, and, in the case of the consumer personal protection market, for use as a home and auto personal protection device to defend against assailants.

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

Riot DefenderTM

The market for the Riot DefenderTM line of products are generally military and law enforcement agencies which will use the device for non-lethal use-of-force compliance for crowd and riot control.  We believe that the Riot DefenderTM and its patent pending Riot Ball non-lethal projectile, are innovative products in this market insofar as launcher flexibility in various applications and projectile performance when compared to other products currently on the market. This will give law enforcement officers and military commanders flexibility and improved performance that is not available today.

The principal competing device presently in the market is the powder-released OC (pepper powder ball) marketed by Jaycor Tactical Systems, Inc.  This product utilizes Tippmann Paintball markers to launch a standard-sized .68-inch paintball-type sphere containing OC (pepper powder).  Jaycor is positioning its company around this single OC (Pepper Ball) product and launcher.

Total Asset Guardian™ (TAG) platform

A large potential worldwide market exists for our proprietary integrated and interoperable Total Asset Guardian™ (“TAG”) software platform that enables a business to have asset visibility which incorporates RFID systems used by suppliers to retailers and governments worldwide. Our TAG platform can be used by commercial and government global supply chains to provide increased logistics efficiencies, visibility and security, including intermodal transportation and the shipment of hazardous and classified materials, controlled substances, and other high-value and sensitive goods.  Our integrated and interoperable security platforms interface with systems designed to protect military and government facilities including embassies, ports, airports, jails, prisons and border crossings, and businesses which need to protect commercial and industrial facilities such as petroleum, chemical and explosives suppliers and distributors. Competition is fragmented in the defense and security industries with solutions being offered by both large and small companies.  For example, there are small specialty system integrators who develop site-specific system designs and utilize a number of subcontractors to assemble, integrate and install these “one-off” security systems utilizing a multitude of sensor suppliers.  There are also large systems integrators such as IBM, GE and Lockheed Martin.  The TAG platform is comprised of a proprietary software application and processes which provide secure supply chain data collection and management, real-time network and security monitoring and notification.  The TAG platform is a scaleable system that can be deployed worldwide.  Our TAGstation™ is a hosted-system designed to provide on-site RFID capability for small to medium-sized government and retail suppliers.  TAGcentral™ includes an enterprise level software application for major international retailers and governments.  In addition to the revenue generated upon the sale of each solution, each solution provides recurring revenue based upon subscription fees.

Competitors in this market include IBM, GE, Savi Technologies, Tyco Corporation and Symbol Technologies.  We believe that our Total Asset Guardian™ platform comprised of our TAGeasy™, TAGstation™ and TAGcentral™ programs will have definitive competitive advantages in functionality, performance, flexibility, delivery and costs over these competitors.

Marketing and Distribution Strategy

In the case of the Cobra StunLightTM and Riot DefenderTM, we intend to manage global marketing and sales from our various regional offices and to utilize sales agents, distributors and dealers to distribute our products to military, law enforcement, commercial security and consumer distribution channels, while developing a small internal sales and marketing staff to monitor and manage those activities and to directly market and distribute our products to selected customers.  We are currently airing Cobra

StunLight™ infomercials and commercials on local and national television in the United States.  We may also explore joint venture and other strategic relationships.

Marketing of our Total Asset GuardianTM platform and our TAGeasy™, TAGstation™ and TAGcentral™ programs will be sold to retailers and government suppliers worldwide by e-commerce and senior business development managers in United States and Asia.  Our managers will establish distributors, resellers and direct sales through e-commerce and national account sales as well as government contracts.

On October 1, 2006, we entered into a Joint Venture Agreement with Spheres Technologies, a Saudi Arabian company (“Spheres”), to form Universal Guardian (Saudi Arabia) to market and distribute our products, systems and services within the Kingdom of Saudi Arabia.  Spheres Technologies possesses a “Class A license” to provide security products and systems to commercial and government agencies in the Saudi Arabia.  Spheres plans to transfer existing contracts to Universal Guardian (Saudi Arabia).

We have recently entered into a Teaming Agreement with Ciber to provide international maritime and critical infrastructure with integrated security products and services.

Manufacturing Capacity

We will rely upon third party original equipment manufacturers (OEM) and/or joint-venture partners to satisfy future production as we introduce our products and systems to market.  We currently have in place an OEM contract manufacturer for the Cobra StunLightTM, and are in the process of final equipment installation and pilot production runs of our RiotBall™ non-lethal frangible projectiles used by our Riot DefenderTM.  The Riot DefenderTM will also utilize strategic manufacturing relationships with manufacturers and engineering consultants.

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

Research and Development

Our Products and Systems Groups have been principally engaged in research and development for the past several years.  We currently conduct research and development activities either in-house or through engineering consultants.  We recorded $432,253 and $280,951 in research and development expenses in fiscal 2006 and 2005, respectively.  We have budgeted $450,000 for research and development for fiscal 2007.

Patents and Licenses

On October 30, 2003, we filed a provisional application captioned “Laser and Tear Gas Equipped Self Defense LED Flashlight” with the United States Patent and Trademark Office (“USPTO”).  This provisional application was claimed as priority in our Patent Application Serial Number 10/851,717 entitled, “Self-Defense Flashlight Equipped with an Aerosol Dispenser” (the “717 Patent”) covering the Cobra StunLightTM  and was filed by Messrs. Dennis M. Cole and Michael J. Skellern.  Messrs. Cole and Skellern have since assigned all of their rights to that application to the company.  We have received a Notice of Allowability from the USPTO in respect to the 717 Patent.  We have also filed additional patent applications relating to improvements to the 717 Patent, including U.S. patent 7,069,926B2 captioned “Flashlight and Canister Interconnection System and Method” which was approved and issued by the USPTO on July 4, 2006 (the “926 Patent”).  The remaining filed patent applications are still under review and we are responding to the office actions as appropriate as of the date of this annual report.

The frangible projectile used with the Riot DefenderTM was originally patented by the U.S. Navy on November 14, 2000 (Patent no. 6,145,441), captioned “Frangible payload-dispensing projectile” which expires on April 2, 2018.  The U.S. Navy granted Guardian Corporation the exclusive right to sell and market projectiles using this patented technology for the life of the patent in an agreement dated November 19, 2002.  In January 2004, Guardian Corporation renewed its exclusive license to the U.S. Navy’s non-lethal frangible projectile patent for 14 years.  We are in the process of prosecuting a patent application relating to improvements to existing frangible projectile patents, which application is still under review as of the date of this annual report.

All of our scientific personnel have executed non-disclosure agreements that reserve ownership of intellectual property with the company.  Universal Holdings and each of our subsidiaries require non-disclosure and non-circumvention agreements from all potential vendors, consultants, manufacturers, agents and employees.

Government Regulation

Every state allows the sale of OC (pepper spray) aerosol products to law enforcement agencies or military personnel without regulation or licensing, while approximately 45 states allow the sale of these products to other consumers without regulation or licensing other than limiting the quantity of chemical contained in the product.  California, for instance, has one of the most stringent state regulations, limits the sale of consumer OC (pepper spray) or CS (tear gas) aerosol products to 2.5 oz.  We are marketing two versions of the Cobra StunLightTM product that satisfy these regulations, a consumer version carrying a 2.5 oz canister and a law enforcement version that carries a larger canister.

Every state allows the sale of projectile launcher products to law enforcement agencies or military personnel without regulation or licensing, while approximately 37 states allow the sale of these products to other consumers without regulation or licensing.  Since we do not believe there will be a high level of consumer demand for our Riot DefenderTM products and have not made a determination as to whether we will enter this market, we do not consider the limitations placed on the consumer market to be material.

Subsidiaries

We directly or indirectly own the following active operating subsidiaries:   Universal Guardian Services PTE, Ltd. (formerly known as Secure Risks Singapore, PTE.); Secure Risks, Ltd.; Universal Guardian Services, Ltd. (formerly known as Secure Risks-Strategic Security Solutions International Ltd.); Secure Risk Pakistan, Ltd.; Secure Risks Asia Pacific, Ltd.; Universal Guardian Products, Ltd. (formerly known as Shield Defense International Ltd.); Shield Defense Corporation; Shield Defense Europe GmbH and ISR Systems Corporation.

Our Universal Guardian Systems, Ltd. (formerly known as MeiDa Information Technologies, Ltd.) subsidiary is currently inactive, having transferred its technology rights to ISR Systems Corporation.  Our Shield Defense Technologies, Inc. and Shield Defense (Macao) Ltd. subsidiaries are also currently inactive.  We also currently own 88.7% of the capital stock of another inactive subsidiary, Universal Guardian Corporation, which in turn owns one inactive wholly-owned subsidiary, The Harbour Group, Inc.  Secure Risks has pledged to Universal Holdings the SSSI shares owned by Secure Risks as security for intercompany loans and advances made by Universal Holdings to both of those subsidiaries.  We have recently disposed of an additional subsidiary, Secure Risks Venezuela, Ltd., for nominal consideration.

Employees

Universal Holdings and our subsidiaries currently have a staff comprised of five executive officers, three regional directors and approximately thirty employees.  We also use the services of approximately 1,500 out-sourced contract employees and consultants to provide services under various government and commercial contracts.  We anticipate that the employees and consultants currently engaged by the company will be able to handle most of our administrative, research and development, sales and marketing, and manufacturing requirements.  We believe that our employee relations are good.  None of our employees are represented by a collective bargaining unit.

PROPERTIES

Universal Holdings currently leases its principal executive offices located in Newport Beach, California, from The Irvine Company.  The lease agreement, which has a term of 36 months ending July 31, 2007, provides for the initial payment of $6,600 in base rent per month subject to annual adjustments.  We will also be obligated to reimburse the lessor for our proportionate share of any increase in building costs and property taxes over the base year of the lease.  Universal Holdings uses this space as the executive offices of all United States-based subsidiaries. There is no affiliation between Universal Holdings or any of our principals or agents and The Irvine Company or any of their principals or agents.

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

FINANCIAL STATEMENTS AND SUMMARY FINANCIAL DATA

Our financial statements and notes thereto are filed in a separate section at the end of this annual report.  The following tables summarize the consolidated statements of operations and balance sheet data for our company for the periods or as of the dates indicated, respectively:

Year Ended December 31,
Consolidated Statement Of Operations Data:	2006	2005
Revenue	$ 21,840,730	$ 14,173,833
Gross profit	$ 10,775,087	$ 6,453,057
Net loss	$ (8,396,950)	$ (6,462,766)

Consolidated Balance Sheet Data:		December 31, 2006
Current assets		$ 7,461,975
Total assets		$ 16,015,823
Current liabilities		$ 3,524,590
Total liabilities		$ 4,595,839
Total stockholder’s equity		$ 11,394,720

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2006 and explanatory notes included as part of this annual report.

Overview

Universal Holdings is a holding company which provides security products, systems and services to mitigate terrorist, criminal and security threats for governments and businesses worldwide through our various operating subsidiaries, broken-down into three different operating groups, the UG Services Group, the UG Products Group, and the UG Systems Group.

UG Services Group

Our service group of operating subsidiaries (collectively the “UG Services Group”), provide comprehensive risk mitigation solutions as well as tactical and strategic security services to protect commercial and government personnel and assets worldwide. These services include threat assessment, risk analysis, country risk management, business intelligence, corporate investigations, information assurance, kidnap and ransom insured services, as well as tactical security including executive and diplomatic protection and training.  We provide these services through various operating subsidiaries in the group which consist of Universal Guardian Services PTE, Ltd. formerly known as Secure Risks Singapore, PTE.(“UG Services”); Secure Risks, Ltd (“Secure Risks”); Universal Guardian Services, Ltd., formerly known as Secure Risks-Strategic Security Solutions International Ltd. (“SSSI”); Secure Risks Pakistan, Ltd.; and Secure Risks Asia Pacific, Ltd. The companies comprising the UG Services Group deliver services through regional branch offices located in London, Kabul, Pakistan, Hong Kong, Singapore, Dubai and Los Angeles (Newport Beach). The vast majority of our revenues from January 1, 2004 to date have been generated by the UG Services Group from operations outside of the United States.

UG Products Group

Our products group of operating subsidiaries (collectively the “UG Products Group”), focus on designing, producing and marketing non-lethal or less-lethal personal protection devices and projectiles for use by military, law enforcement, private security and consumer personal protection markets throughout the world. We have recently completed development of two products which we are currently introducing to the market. The first of these products, the Cobra StunLight™, is a heavy-duty high-intensity LED flashlight designed to provide escalating use-of-force options to the user by illuminating its target and launching a laser-aimed, ballistic stream OC (pepper spray) which causes temporarily blindness, respiratory breathing difficulty and a burning sensation of the skin that can debilitate assailants from safe stand-off distances up to 20 feet.

The second product, the Riot Defender™, is for use by law enforcement and military as a non-lethal use-of-force compliance tool for suspects and to control civil disturbances. The Riot Defender™, is a semi-automatic projectile launcher which can debilitate an assailant using its RiotBall™ proprietary and patent pending frangible projectile at an effective range of more than 50 feet. A frangible projectile is one which breaks-up upon impact, thereby reducing the risk of injury to the suspect. The Riot Defender™ is designed to have the capacity of ten projectiles in the pistol configuration, and 180 projectiles in the carbine configuration, and can be equipped with a laser-aiming device for better precision and accuracy. The device can use several projectile variants, including OC powder, marking powder and inert powder. Each projectile has a specific use ranging from temporarily incapacitating individual suspects to crowd control. We are currently developing international manufacturing, sales and marketing channels to facilitate the introduction of these products to targeted markets.

We have recently shipped the Cobra StunLight™ to several law enforcement agencies and distributors in Australia, France, Germany, Mexico, Saudi Arabia, Singapore, Turkey and the United States for testing, evaluation and purchase.  Our Mexican distributor has advised the company that the Federal Police of Mexico will be purchasing the Cobra StunLight in a state by state implementation throughout Mexico in 2007.  We have recently completed a pilot program for the Cobra StunLight™ with the Los Angeles Sheriff’s Departments, resulting in the Department approving the purchase of the Cobra StunLight™ by its deputies.  We are currently conducting a similar pilot program with the San Diego County Sheriff’s Department.

As between the various subsidiaries in the group, Shield Defense Corporation (“SDC”) focuses on sales and marketing activities in the United States and Canada; Shield Defense Europe GmbH (“SDE”) focuses on sales and marketing activities in the European market; and Universal Guardian Products, Ltd. (“UG Products”) focuses on supervising the manufacturing of the Cobra StunLight™ and the Riot Defender™ products, research and development activities on the Cobra StunLight™ and the Riot Defender™ products, as well as sales to rest of the world.

UG Systems Group

Our systems group of operating subsidiaries (collectively the “UG Systems Group”), provide proprietary integrated and interoperable asset tracking and monitoring systems for use in government and commercial global supply chain logistics, inter-modal transportation, maritime and seaport security. We are in the process of introducing to market our Total Asset Guardian™ (“TAG”) platform which provides multifaceted solutions for global asset tracking, asset visibility and data management throughout the supply chain.

The TAG platform is comprised of a proprietary software application and processes which provide secure supply chain data collection, real-time network and security monitoring and notification. The TAG platform is a scaleable system that can be deployed on a global basis.  Our TAGeasy™ e-commerce RFID label system is a subscription-based system that provides pre-printed RFID labels and delivers them to Department of Defense and retail suppliers.  Our TAGstation™ is a hosted-system designed to provide on-site RFID capability for small to medium-sized government and retail suppliers.  TAGcentral™ consists of an enterprise level software application for major international retailers and government suppliers. In addition to the revenue generated upon the licensing and/or sale of these systems, each solution provides recurring revenue based upon subscription fees.

Inactive Subsidiaries

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

The sole income producing asset of Guardian Corporation was its Harbour Group subsidiary which, in turn, had one income producing asset, a subcontract with Northern NEF, Inc, which provided waterside security systems for U.S. naval port facilities.  On September 23, 2003, Harbour Group was notified that Northern NEF’s contract with the U.S. Navy was terminated for the “Convenience of the Government”, thereby terminating its subcontract with Northern NEF.  Since the termination of the subcontract, we have undertaken the development of new businesses, intellectual property and products through our Secure Risks, Shield Defense and ISR Systems subsidiaries as described above, and have allowed both The Harbour Group and Guardian Corporation to become dormant companies.  The Harbour Group’s and Guardian Corporation’s only business activities at the time of this annual report are the collection of final amounts due under The Harbour Group’s subcontract with Northern NEF and settlement amounts being claimed by Guardian Corporation under applicable U.S. Government Federal Acquisition Regulations.  Since our financial statements are prepared on a consolidated basis, all of the revenues and a substantial portion of the costs reflected in our consolidated financial condition and results of operations consist of those of The Harbour Group.  Since The Harbour Group’s subcontract with Northern NEF has been terminated and we have allowed the company to become dormant, there will be no further revenues generated by that company other than the collection of amounts claimed from the U.S. Navy in connection with that termination.

Other Acquisitions

On July 1, 2004, our Secure Risks subsidiary acquired all of the shares of SSSI pursuant to a share exchange.  The vast majority of revenues recognized by the company since July 1, 2004, are attributable to Secure Risks and SSSI.

Our ISR Systems subsidiary acquired all of the outstanding capital stock of UG Systems (formerly MeiDa) pursuant to a share exchange entered into on October 7, 2005 and consummated in January 2006.   In reading the discussion of our consolidated financial condition and results of operations provided below, please keep in mind that our actual future results will likely differ from our historical results as a result of this acquisition.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.  As noted below in “Results Of Operations” and “Liquidity And Capital Resources—Capital Resources Going Forward”, while our UG Services Group has generated significant increases in revenue and gross profit over the past several fiscal years, these gains have been offset by significant continuing selling, general and administrative costs attributable to supporting our UG Products and UG Systems Groups pending the delayed introduction of their products and services to market.  As a consequence of these continuing costs and delays, we now anticipate that we will need to raise approximately $2 million in additional capital to fully execute our plan of operation over the next twelve months, including ramping-up sales of our UG Products and UG Systems Group products and services in order to generating revenues to make a significant contribution toward covering their proportionate share of selling, general and administrative costs.  The foregoing circumstances raise substantial doubt about our ability to continue as a going concern in the event we are unable to raise the additional capital. Our consolidated financial statements and their explanatory notes included as part of this annual report do not include any adjustments that might result from the outcome of this uncertainty, nor do they include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations

Selected Statement Of Operations Data

Summarized in the table below is statement of operations data comparing the year ended December 31, 2006 with the year ended December 31, 2005:

	Year Ended December 31,		Change ($)	Change (%)
	2006	2005
Net revenue	$ 21,840,730	$ 14,173,833	$ 7,666,897	54%
Cost of revenue	11,065,643	7,720,776	3,344,867	43%
Gross profit	10,775,087	6,453,057	4,322,030	67%
Selling, general and administrative expenses:	19,032,930	11,630,570	7,402,360	64%
Loss from operations	(8,257,843)	(5,177,513)	(3,080,330)	59%
Interest expense	(57,834)	(9,232)	(48,602)	(526%)
Financing costs	(164,928)	(1,124,973)	960,045	85%
Amortization of debt discount	(143,024)	—	(143,024)	—
Interest income	43,927	18,850	25,077	133%
Equity loss in variable interest entity	—	(623)	623	—
Other, net	17,245	33,329	(16,084)	(48.3)%
Total other income (expense)	(304,614)	(1,082,649)	778,035	72%
Loss before provision for income taxes	(8,562,457)	(6,260,162)	(2,302,295)	(37%)
Provision (benefit) for income taxes	(165,507)	202,604	(368,111)	182%
Net loss	(8,396,950)	(6,462,766)	$ (1,934,184)	(30%)

Revenues And Gross Profits

Revenue for the year ended December 31, 2006 was $21,840,730, as compared to $14,173,833 for the year ended December 31, 2005, representing a $7,666,897 or 54% increase.  Cost of revenue, gross profit and gross margin for the year ended December 31, 2006 were $11,065,643, 10,775,087 and 49%, respectively, as compared to $7,720,776, 6,453,057 and 46%, for the year ended December 31, 2005.

Our revenues for the year ended December 31, 2006 were principally derived from contracts for security services rendered by our UG Services Group.  Approximately 85% of these revenues derived from contracts in Afghanistan.  Included in our contracts are contracts with International Relief and Development, Inc. (IRD), the U.S. Army and CDM Constructors, each of which contract (or set of contracts) would constitute more than 10% of our revenues.

Our revenues were principally derived from contracts for security services rendered by our SSSI subsidiary.  For the years ended December 31, 2006 and December 31, 2005, approximately 75% and 85% of these revenues, respectively, derived from contracts in Afghanistan.  Included in these contracts are contracts with International Relief and Development, Inc. (IRD), the U.S. Army and CDM Constructors, each of which contract (or set of contracts) would constitute more than 10% of our revenues for that period.

The improvement in our gross margins for year ended December 31, 2006 over year ended December 31, 2005 was principally attributable to increased operations by our SSSI subsidiary.

Selling, General And Administrative Expenses And Loss From Operations

Summarized in the table below are selling, general and administrative expenses comparing the year ended December 31, 2006 with the year ended December 31, 2005:

	Year Ended December 31,		Change ($)	Change (%)
	2006	2005
Fees for outside consultants and professionals	$ 2,144,468	$ 5,602,560	$ (3,458,092)	(62%)
Payroll and related benefits	9,135,206	2,505,242	6,629,964	265%
Rent	1,096,632	392,744	703,888	179%
Travel	1,593,916	717,913	876,003	122%
Insurance	795,764	543,642	252,122	46%
Utilities	244,967	145,840	99,127	68%
Writedown of asset	67,130	—	67,130	—
Depreciation	988,759	420,794	567,965	135%
Marketing	1,072,669	141,907	930,762	656%
Research and development	432,253	280,951	151,302	54%
Other	1,461,166	878,977	582,189	66%
	$ 19,032,930	$ 11,630,570	$ 7,402,360	64%

Selling, general and administrative expenses for the year ended December 31, 2006 was $19,032,930, as compared to $11,630,570 for the year ended December 31, 2005, representing a $7,402,360 or 64% overall increase.  The overall increase was partially attributable to an increase in the level of business activities and staffing by our SSSI subsidiary, and partially attributable to continuing selling, general and administrative costs attributable to supporting our UG Products and UG Systems Groups pending the delayed introduction of their products and services to market.  Specifically, payroll and related benefits for year ended December 31, 2006 increased by $6,629,964 or 265% over the year ended December 31, 2005, representing additional employed staff and the recognition of the fair value of stock options granted to employees pursuant to FAS 123R, which was implemented beginning January 1, 2006.  Other significant increases included marketing, travel, and expense of $930,762, $876,003 and 703,888, respectively, over the year ended December 31, 2005.  This increase in general and administrative expenses were partially offset by a reduction in fees for outside consultants and professionals for the year ended December 31, 2006 in the amount of $3,458,092, or 62% over the year ended December 31, 2005, attributable to a shift by SSSI from consulting staff to employed staff.

Other Income And Expense And Net Loss

Interest expense for the year ended December 31, 2006 was $57,834, as compared to $9,232for the year ended December 31, 2005, representing a $48,602 or 526% increase.  Interest expense relates to interest on notes payable and convertible debentures.  The overall increase in interest expense for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was attributable to the interest charged related to the interest on the $5 million convertible debenture issued in December 2006 and the amortization of the debt issuance costs associated with these convertible debentures.

Financing costs for the year ended December 31, 2006 was $164,928, as compared to $1,124,973 for the year ended December 31, 2005.  Financing costs for the year ended December 31, 2006 reflect the value olf warrants given in settlement of contractual rights. Financing costs for the year ended December 31, 2005 related to the non-registration penalty related to issuance of common stock in a private placement offering in May 2004, the amortization and write off of the beneficial conversion feature and fair value of warrants issued in connection with the $500,000 of convertible debentures in January 2005, and the value of 250,000 warrants issued to the placement agent and the commissions and fees paid in connection with the issuance of the convertible debentures.

Amortization of debt discount for the year ended December 31, 2006 was $143,024, as compared to $0 for the year ended December 31, 2005.  Amortization of debt discount related to the discount associated with the $5 million convertible debentures issued in December 2006.

Interest income for the year ended December 31, 2006 was $43,927, as compared to $18,850 for the year ended December 31, 2005, representing a $25,077 or 133% increase.  Interest income in 2006 principally relates to larger cash balances attributable to financings facilitated during 2005.

The $623 equity loss in variable interest entity for the year ended December 31, 2005 relates to the acquisition of our UG Systems subsidiary and the accounting treatment as a variable interest entity.

We had net other income for the year ended December 31, 2006 of $17,245, as compared to net other income of $33,329 for the year ended December 31, 2005.  The net other income for each year principally related to the gain on disposal of fixed assets.

Net Loss

We recorded a net loss before provision for income taxes of $8,562,457 during the year ended December 31, 2006, as compared to $6,260,162 during the fiscal year ended December 31, 2005, representing a $2,302,295 or 37% increase in our net loss.  The overall increase in our net loss for the year ended December 31, 2006 over the year ended December 31, 2005 is principally attributed to the $7,402,360 increase in selling, general and administrative expenses, partially offset by the $4,322,030 increase in gross profit and the $778,035 reduction in other expense.

Liquidity and Capital Resources

Historical Sources of Cash

For the period January 1, 2005 through December 31, 2006 we principally financed our operations and acquisitions through a combination of (1) the sale of common shares for cash ($9,409,000); (2) the issuance of our common shares and/or options or warrants to purchase our common shares to various consultants in payment for the provision of their services, or to other creditors in satisfaction of our indebtedness to them ($848,140); (3) short-term financings including the sale of debentures ($500,000); (4) proceeds from the exercise of common share purchase options or warrants ($994,638); (5) the sale of series ‘B’ preferred shares for cash ($525,000); (6) the issuance of convertible debentures ($5,000,000); and(7) revenues received from our Secure Risks subsidiary.  Included in the above are the following significant transactions:

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

•

On August 31, 2005, we entered into a Share Exchange Agreement and Plan of Reorganization pursuant to which our ISR Systems subsidiary would acquire all of the outstanding capital stock of UG Systems (formerly MeiDa) from its shareholders for the payment of 2,272,727 Universal Holdings common shares. We valued the transaction at $3,000,000 based on the volume average weighted price (“VAWP”) of our common shares for the 15 days preceding the entering into of the Share Exchange Agreement and Plan of Reorganization

•

On August 17, 2005, we sold 4,250 series ‘B’ convertible preferred shares to Monarch, and 1,000 series ‘B’ convertible preferred shares to Mercator Momentum Fund III, LP (“Mercator Fund III”),

for the aggregate sum of $525,000 as part of a single private placement.  The 4,250 series ‘B’ preferred shares issuable to Monarch are convertible into up to 432,174 unregistered common shares, while the 1,000 series ‘B’ preferred shares issuable to Mercator Fund III are convertible into up to 101,688 unregistered common shares.  Notwithstanding the foregoing, the aggregate number of common shares into which Monarch and Mercator Fund can convert the series ‘B’ preferred shares, after taking into consideration all other shares held by Monarch, Mercator Fund III or their affiliates, cannot exceed more than 9.99% of our outstanding common shares.  As part of the foregoing transaction, we paid to MAG, as investment advisor for the purchasers, the sum of $12,000 in cash to cover due diligence and legal fees.  The series ‘B’ convertible preferred shares were converted into common shares in April 2006.

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

•

On December 4 and 8, 2006, we sold a total of $5,000,000 of convertible debentures to a total of 43 accredited investors in a $2 million-$5 million minimum-maximum private placement facilitated through the Maxim Group, LLC (“Maxim Group”) which closed in two tranches on December 4 and 8, 2006.  Interest on outstanding principal of the debentures accrues at the rate of 6% per annum (increased to 12% for so long as the company is in default under the terms of the debenture), and payable quarterly commencing March 31, 2007.  Outstanding principal on the debentures is payable 24 months from the closing date, subject to acceleration in the event of certain defaults or breaches of continuing covenants.  Universal Holdings reserves the right to redeem or pay the unpaid principal of the debentures at an earlier date in the event the market price of our common shares exceeds $1.30 for 15 consecutive days, so long as the debenture holders are given a prior right to convert unpaid principal into common shares, and the conversion shares have been registered with the SEC.

Subsequent to the foregoing financings, on January 11, 2007, in a separate private placement also facilitated through Maxim Group, we sold an additional $1,000,000 of convertible debentures to two accredited investors.  Interest on outstanding principal of the debentures accrues at the rate of 6% per annum (increased to 12% for so long as the company is in default under the terms of the debenture), and payable quarterly commencing March 31, 2007.  Outstanding principal on the debentures is payable 24 months from the closing date, subject to acceleration in the event of certain defaults or breaches of continuing covenants.  Universal Holdings reserves the right to redeem or pay the unpaid principal of the debentures at an earlier date in the event the market price of our common shares exceeds $1.30 for 15 consecutive days, so long as the debenture holders are given a prior right to convert unpaid principal into common shares, and the conversion shares have been registered with the SEC.

The holders of the debentures in each private placement described above (December 4/8, 2006 and January 11, 2007) may convert unpaid principal on the debentures into common shares at the rate of $0.65 per share, equal to 80% of the VWAP for our common shares for the ten trading day period prior to the first closing.  Universal Holdings may also elect to pay interest in common shares in lieu of cash at a conversion rate equal to 80% of the VWAP for our common shares for the ten trading day period preceding the interest payment date.

As additional consideration for the purchase of the debentures in the first and second private placements, Universal Holdings also granted to the debenture holders stock purchase warrants in each such offering entitling them to purchase a total of 3,846,159 and 769,231 common shares, respectively, at the price of $0.81 per share, or 125% of the conversion price for the debenture.  These warrants contain cashless exercise provisions in the event the underlying shares are not registered with the SEC, and lapse if unexercised five years from the closing date.

The debenture and warrants for each of the private placements are entitled to standard anti-dilution protection for stock splits, stock combinations, stock dividends and reorganizations.  In the case of certain non-exempt issuances of securities below the conversion and exercise prices for the debenture and warrants, the holders of those securities will also entitled to full-ratchet anti-dilution protection for a period of one year, and standard weighted-average anti-dilution protection thereafter.

Universal Holdings agreed to register with the SEC the common shares issuable upon conversion of principal and interest under the debenture or the exercise of the warrants in each private placement.  In the event we fail to file a registration statement with the SEC within thirty days of the final closing date, or in the event such registration statement is filed but is not declared effective by the SEC within 90 days of the final closing date (or 120 days if subject to SEC or NASD review), then we will generally be obligated (with certain exceptions) to pay to each debenture holder damages in cash equal to 1% of his or her purchase price for each thirty-day period of such failure, or partial period thereof, subject to a 4% cap.  The debenture holders for the first private placement later agreed to extend the date to file the initial registration statement with the SEC until January 15, 2007, and the Company electronically submitted to the SEC on that date a registration statement covering both offerings.  The SEC has since reviewed that registration statement, and the Company anticipates that it will file an amended registration statement and that such registration statement will be declared effective prior to the 120-day date.

As compensation for acting as placement agent for each of the two debenture private placements, we agreed to pay Maxim Group a cash placement fee equal to 8% of the gross proceeds from each such offering.  We further agreed to grant Maxim Group five-year stock purchase warrants, exercisable at $0.65 per share, entitling it to purchase 769,230 and 153,846 common shares, respectively, representing 10% of the common shares initially issuable upon conversion of the debentures for the first and second private placements, respectively.  We also agreed to pay Maxim Group a non-accountable expense allowance equal to 3% of the gross proceeds from each offering, and to reimburse Maxim Group for its expenses and legal fees incurred in connection with each offering, but not to exceed $15,000.

Cash Position and Sources And Uses Of Cash

Our cash and cash equivalents position as of December 31, 2006 was $3,458,992, as compared to $666,505 as of December 31, 2005.  The increase in our cash and cash equivalents for the year ended December 31, 2006 was principally attributable to $8,609,966 in cash raised through financing activities, partially offset by $5,419,553 in cash used in operating activities and $400,993 in cash used in investing activities.

Our operating activities used cash in the amount of $5,419,553 for the year ended December 31, 2006, as compared to $4,510,768 for the year ended December 31, 2005.  The $5,419,553 in cash used in operating activities for 2006 reflected our net loss of $8,396,950 for that period, partially offset by an overall net increase in non-cash deductions and non-cash working capital balances in the amount of $2,977,397.  The $4,510,768 in cash used in operating activities for 2005 reflected our net loss of $6,462,766 for that period, partially offset by an overall net increase in non-cash deductions and non-cash working capital balances in the amount of $1,951,998.

Our investing activities used cash in the amount of $400,993 for the year ended December 31, 2006, as compared to $1,054,625 for the year ended December 31, 2005.  The decrease in our investing activities loss for the year ended December 31, 2006 over 2005 was principally attributed to a reduction in the purchase of property and equipment for our SSSI subsidiary.

Our financing activities generated cash in the amount of $8,609,966 for the year ended December 31, 2006, as compared to $5,891,005for the year ended December 31, 2005.  The principal sources of cash for 2006was proceeds from the sale of debentures the amount of $5,000,000, proceeds from the issuance of common shares in the amount of $4,000,000, and proceeds received from the exercise of common share purchase warrants in the amount of $710,000, partially offset by offering costs in the amount of $1,100,034.  The principal sources of cash for 2005was the issuance of common shares in the amount of $5,409,000, the issuance of series ‘B’ preferred stock in the amount of $525,000 and proceeds received from the exercise of common share purchase warrants in the amount of $284,638, partially offset by offering costs in the amount of $277,000.

Capital Resources Going Forward

We had approximately $3,459,000 of cash on hand as of December 31, 2006 to fund our operations going forward.  Our plan of operation for the next twelve months is for our UG Services Group to continue to increase sales activities; and for our UG Systems Group and UG Products Group to continue activities to continue to introduce to market and to promote and market their respective products and services, thereby contributing cash-flow to allow them to start covering a meaningful portion of their operational costs and their share of our general and administrative expenses.  Based upon projected sales estimates going forward after taking into consideration the aforesaid contemplated increased sales activities, we currently have budgeted approximately $35,884,000 in costs for the twelve month period, including approximately $16,289,000 in costs of sales; $450,000 in research and development; $5,448,000 in sales and marketing and $13,697,000 in sales, general and administrative expenses.  Based on our projection we will need to raise an additional $2,000,000 in capital to fully execute our plan of operation over the next twelve months.

We will seek to raise the additional capital we required through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.  Should we be unable to raise the additional working capital required to fully execute our plan of operation over the next twelve months, or should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products or businesses, the depletion of our working capital will be accelerated as will our need to seek further investment capital, and we may be forced to reduce or suspend our operations in the meantime.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.  As noted below in “Results Of Operations” and “Liquidity And Capital Resources—Capital Resources Going Forward”, while our UG Services Group has generated significant increases in revenue and gross profit over the past several fiscal years, these gains have been offset by significant continuing selling, general and administrative costs attributable to supporting our UG Products and UG Systems Groups pending the delayed introduction of their products and services to market.  As a consequence of these continuing costs and delays, we now anticipate that we will need to raise approximately $2 million in additional capital to fully execute our plan of operation over the next twelve months, including ramping-up sales of our UG Products and UG Systems Group products and services in order to generating revenues to make a significant contribution toward covering their proportionate share of selling, general and administrative costs.  The foregoing circumstances raise substantial doubt about our ability to continue as a going concern in the event we are unable to raise the additional capital required. Our consolidated financial statements and their explanatory notes included as part of this annual report do not include any adjustments that might result from the outcome of this uncertainty, nor do they include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Our anticipated costs are based upon our current business plan and estimates.  Our actual costs could vary materially from those estimated, particularly in the event that the projected sales revenues going forward upon which we have calculated those costs do not materialize.  Further, we could also change our current business plan resulting in a change in our anticipated costs.  See the discussion concerning forward-looking statements in that section of this annual report captioned “Advisements”.

Off-Balance Sheet Arrangements

There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our annual consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The only critical accounting policy in the judgment of our management relates to the recognition of set up fees from contracts we enter into with our customers to provide certain services.  When an initial set up fee is charged, we recognize this fee as revenue on a monthly basis over the terms of the contracts as services are performed.  Revenue, billed monthly, is only recognized if we deem that collection is probable and other criteria of SFAS No. 48, ETIF 00-21 and SAB No. 104 are met.  For a description of those and other generally accepted accounting policies that we follow, see note 1, Organization and Significant Accounting Policies, contained in the explanatory notes to our annual consolidated financial statements included with this annual report.

The preparation of our consolidated financial statements also requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities, although we do not consider those estimates to represent critical accounting policies.  For a description of those estimates, see note 1, Organization and Significant Accounting Policies, contained in the explanatory notes to our annual consolidated financial statements included with this annual report.  On an ongoing basis, we evaluate our estimates, including those related to reserves, impairment of long-lived assets, value of our stock issued to consultants for services and estimates of costs to complete contracts.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments”.  SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the company’s first fiscal year that begins after September 15, 2006.  Management believes that this statement will not have a significant impact on the company’s consolidated financial statements.

In March 2006, the FASB issued SFAS 156 “Accounting for Servicing of Financial Assets”.  SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract, (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose the ‘amortization method’ or ‘fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities; (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.   SFAS No 156 is effective as of the beginning of the company’s first fiscal year that begins after September 15, 2006.  Management believes that this statement will not have a significant impact on the company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−An amendment of FASB Statements No. 87, 88, 106, and 132(R)".  One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans.  SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This statement also requires an employer to measure the funded status of a plan as of the date of its year−end statement of financial position, with limited exceptions.  SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87.  This statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.  The company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006.  Management believes that this statement will not have a significant impact on the company’s consolidated financial statements.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109.” Interpretation No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.  The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred.  Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  Interpretation No. 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods.  Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006.  The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations.  In such instances, the impact of the adoption of Interpretation No. 48 will result in an adjustment to goodwill.  While the company analysis of the impact of adopting Interpretation No. 48 is not yet complete, it does not currently anticipate it will have a material impact on the company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The company adopted SAB 108 in the fourth quarter of 2006 with no impact on its consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements.  EITF 00-19-2 addresses an issuer's accounting for registration payment arrangements.  This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.”  The guidance in EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements.  EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.   EITF 00-19-2 is effective for fiscal year beginning after December 15, 2006.  The Company has determined that this FSP will not have an impact in its December 31, 2006 financial statements.

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

We have incurred an accumulated deficit in the amount of $24,463,040 from our inception through December 31, 2006, and continue to incur operating losses through the date of this annual report.  While our management believes that we will attain breakeven in terms of cash inflows over outflows and ultimately profitability as a consequence of the continued anticipated growth in revenues of the UG Services Group as well as the introduction to the market of products and services which have been under development for several years, we will nevertheless continue to generate operating losses for an indefinite period of time, and cannot give you any assurance that the growth in revenues will occur as anticipated or at all or that we will attain break-even or profitability at any particular point in time or at all.  See that section of this annual report captioned “Management’s Discussion And Analysis Of Financial Condition And Results of Operations—Liquidity And Capital Resources”.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

We had approximately $3,459,000 of cash on hand as of December 31, 2006 to fund our operations going forward.  Based upon projected sales estimates going forward after taking into consideration the aforesaid contemplated increased sales activities, particularly with respect to the continued introduction, promotion and marketing of our UG Products and UG Services Group products and services, we anticipate that we will need to raise an additional $2,000,000 in capital to fully execute our plan of operation over the next twelve months.  We will seek to raise the additional capital we require through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.  Should we be unable to raise the additional working capital required to fully execute our plan of operation over the next twelve months, or should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products or businesses, the depletion of our working capital will be accelerated as will our need to seek further investment capital, and we may be forced to reduce or suspend our operations in the meantime.  See that section of this annual report captioned “Management’s Discussion And Analysis Of Financial Condition And Results of Operations—Liquidity And Capital Resources”.

Our independent auditors stated in their report accompanying our consolidated financial statements for our fiscal year ended December 31, 2006 that we had incurred net losses since our inception and had a working capital deficit, and stated that those conditions raised substantial doubt about our ability to continue as a going concern. Note 2 to our financial statements addressed management’s plans to address the working capital deficit.  We cannot assure you that our business plans will be successful in addressing these issues.  If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our common shares.  See that section of this annual report captioned “Management’s Discussion And Analysis Of Financial Condition And Results of Operations—Going Concern”.

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

Our success depends to a critical extent on the continued efforts of services of our Chief Executive Officer, Mr. Michael J. Skellern, and to a lesser degree on the Managing Director of UG Services, Mr. Bruce Braes. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital.  We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company.  Although Messrs. Skellern and Braes have signed employment agreements providing for their continued service to the company through September 8, 2009 and June 30, 2007, respectively, these agreements will not preclude either of these employees from leaving the company.  However, we do currently carry a key man life insurance policy on Mr. Skellern which will assist us in recouping our costs in the event of his demise.

We plan to grow very rapidly, which will place strains on our management team and other company resources to both implement more sophisticated managerial, operational and financial systems, procedures and controls and to train and manage the personnel necessary to implement those functions.  Our inability to manage our growth could impede our ability to implement our business plan.

We will need to significantly expand our operations to implement our longer-term business plan and growth strategies.  We will also be required to manage multiple relationships with various strategic partners, technology licensors, customers, manufacturers and suppliers, advertisers, consultants and other third parties.  This expansion and these expanded relationships will require us to significantly improve or replace our existing managerial, operational and financial systems, procedures and controls; to improve the communication and coordination between our various corporate functions; and to manage, train, motivate and maintain a growing and diverse employee base. The time and costs to effectuate these steps have placed a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that are available. We cannot assure you that we will institute, in a timely manner or at all, the improvements to our managerial, operational and financial systems, procedures and controls necessary to support our anticipated increased levels of operations and to coordinate our various corporate functions, or that we will be able to properly manage, train, motivate and retain our anticipated increased employee base.

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

Except for the introduction of a consumer direct marketing campaign by our products group, we currently have limited internal sales or distribution capabilities for our products and services and will rely extensively on third-party licensees, strategic partners or third party marketing and distribution companies to perform a significant part of those functions.  As a consequence of that reliance, our ability to effectively market and distribute those products will be dependent in large part on the strength and financial condition of others, the expertise and relationships of those third-parties with customers, and the interest of those parties in selling and marketing our products.  Prospective third-party licensees, strategic partners and marketing and distribution parties may also market and distribute the products of other companies.  If our relationships with any third-party licensees, strategic partners or marketing and distribution partners were to terminate, we would need to either develop alternative relationships or develop our own internal sales and marketing forces to continue to sell those products.  Even if we are able to develop our internal sales, marketing and distribution capabilities, these efforts would require significant cash and other resources that would be diverted from other uses, if available at all, and could cause delays or interruptions in our product supply to customers, which could result in the loss of significant sales or customers.  We can give you no assurance that we will be successful in our efforts to engage licensees, strategic partners or third party marketing and distribution companies to meet our sales, marketing and distribution requirements for those products.

We intend to rely upon the third-party manufacturers or suppliers to manufacture our products and system components.  Should these manufacturers fail to perform as expected, we will need to develop or procure other manufacturing sources, which would cause delays or interruptions in our product supply and result in the loss of significant sales and customers.

We currently have no internal manufacturing capability for our products or system components, and will rely extensively on licensees, strategic partners or third party contract manufacturers or suppliers.  Should we be forced to manufacture our products, we cannot give you any assurance that we will be able to develop an internal manufacturing capability or procure third party suppliers.  Moreover, we cannot give you any assurance that any contract manufacturers or suppliers we procure will be able to supply those products in a timely or cost effective manner or in accordance with applicable domestic or foreign regulatory requirements or consistent with our specifications.

The consumer markets for some of our defense and security products are subject to foreign and domestic governmental regulation.  If we are unable to obtain regulatory approvals for the exportation and/or sale of our products at all or in a timely manner, we will not be able to grow as quickly as expected, and the loss of anticipated revenues will also reduce our ability to fully fund our operations and to otherwise execute our business plan.

We anticipate that a material portion of the revenue we expect from the sale of our Cobra StunLightTM will come from consumer markets.  We expect that a small portion of revenue will also be generated in connection with the sale of our Riot DefenderTM to the law enforcement and military markets.  Some states currently impose regulations or licensing requirements on the importation and sale or use of these products to consumers.  Many foreign jurisdictions also impose regulations or licensing requirements for the manufacture and exportation of our products.  The process of obtaining domestic and/or foreign regulatory approval could be lengthy and be very costly, if approval can be obtained at all.  If we fail to comply with these requirements, we could be subjected to enforcement actions such as an injunction to stop us from marketing the product at issue or a possible seizure of our assets.  We intend to work diligently to assure compliance with all applicable regulations that impact our business.  We can give you no assurance, however, that we will be able to obtain regulatory approval for all of our products.  We also cannot assure you that additional regulations will not be enacted in the future that would be costly or difficult to comply with.  Our inability to protect our intellectual property rights could allow competitors to use our property rights and technologies in competition against our company, which would reduce our sales.  In such an event we would not be able to grow as quickly as expected, and the loss of anticipated revenues will also reduce our ability to fully fund our operations and to otherwise execute our business plan.

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

Our officers and directors currently beneficially own or control the power to vote 18.0% of our outstanding common shares as of the date of this annual report, and could increase that percentage to 25.4% assuming they were to fully exercise their vested convertible securities.  As a consequence of their substantial stock holdings, these shareholders will have the ability to elect a majority of our board of directors, and thereby control our management. These shareholders will also have the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.

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

There are outstanding as of March 27, 2007 common share purchase options and warrants entitling the holders to purchase 24,478,975 common shares with a weighted average exercise price of $1.02 per share, of which 23,373,974 of these options or warrants are vested and currently exercisable.  There are also outstanding debentures in the principal amount of $6,000,000 which are convertible into 9,230,768 common shares at a conversion rate of $0.65 per share.  There are also outstanding (1) 600 series ‘A’ preferred shares convertible into 8 common shares, and (2) 18,714 UGC series ‘A’ preferred shares convertible into 18,714 Universal Holdings common shares based upon a $1.25 per share stated value and conversion rate.  A material portion of the options and warrants have exercise prices less than current market prices for our common shares, while a material portion of the convertible preferred shares have an as-converted cost basis approximating current market rates.  A number of these options and warrants contain full-ratchet or weighted-average anti-dilution rights, which would reduce their exercise price to the extent such provisions are operative.  A number of these options and warrants also contain net or “cashless” exercise provisions.  The existence of an exercise or cost basis in these securities less than current market rates may act as and incentive for the holder of the securities to exercise or convert the securities, and sell the shares on the public markets.  The exercise or effective conversion price for the exercise or conversion all the aforesaid convertible securities may also be less than your cost to acquire our common shares.  In the event of the exercise or conversion of these convertible securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 common and 5,000,000 “blank check” preferred shares.  Based upon the number of common shares outstanding as of March 27, 2007, we have 47,437,158 common shares available for issuance and 4,999,400 preferred shares available for issuance to meet our future equity issuance requirements, including the exercise or conversion of presently outstanding convertible securities.  Our board may generally issue those common and preferred shares, or options or warrants or convertible indebtedness to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

LEGAL PROCEEDINGS

We have summarized below (1) any legal or governmental proceedings relating to our company or properties to which we are a party which we consider to be material and which are pending as of the date of this annual report, and (2) any proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us which are pending as of the date of this annual report.

•

On February 8, 2007, Universal Holdings received correspondence from U.S. counsel representing Mr. John Chase, a former Secure Risks shareholder and employee, demanding, among other things, that Universal Holdings release from escrow 615,224 Universal Holdings common shares initially issued to Mr. Chase in exchange for his Secure Risks shares in connection with Universal Holdings’ acquisition of Secure Risks in June 2004, and further demanding that Universal Holdings issue an opinion letter approving the sale of a portion of these shares under SEC Rule 144, and threatening litigation should Universal Holdings fail to promptly comply with the aforesaid demands.  Shortly before receiving this demand letter, Universal Holdings received a copy of an application to the High Court of Chancery in the United Kingdom from an English law firm seeking the functional equivalent of the issuance of a subpoena duces tecum to Secure Risks on behalf of The Ackerman Group  The application was being made in connection with a lawsuit filed by The Ackerman Group against Mr. Chase, a number of other individuals as well as TAG 24, Ltd (“TAG 24”), a company acquired by Secure Risks from Mr. Chase immediately before Universal Holdings acquisition of Secure Risks in contemplation and as part of that transaction.  In the lawsuit, The Ackerman Group alleges that Mr. Chase was formerly employed by The Ackerman Group, and that he formed TAG 24 while so employed and used assets misappropriated from The Ackerman Group to start his new operation.  The Ackerman Group is suing Mr. Chase and TAG 24 for misappropriation of company assets, including clients and customers.  These appear to be the part of the assets that Mr. Chase sold to Secure Risks as part of the series of transactions whereby Universal Holdings acquired Secure Risks.

Universal Holdings and Secure Risks are not named as defendants in The Ackerman Group’s lawsuit, and have not to date been threatened with litigation by The Ackerman Group.  Nevertheless, it is possible that should The Ackerman Group prevail, the consideration received by Mr. Chase in exchange for the assets he allegedly misappropriated from The Ackerman Group may be subject to levy in an enforcement action under a variety of legal and equitable theories, including constructive trust.  In order to avoid any liability for Universal Holdings or Secure Risks as being complicit in any transfer of such assets during the pendency of such litigation, Universal Holdings has notified Mr. Chase that the company will not release any of such shares from escrow or otherwise permit any of such shares to be sold under Rule 144 or otherwise transferred during the pendency of such litigation.  It is also possible that The Ackerman Group could assert claims against Secure Risks as TAG 24’s successor, which would result in equitable rights of offset against Mr. Chase.  The events also appear to violate representations and covenants personally given by Mr. Chase in connection with the transaction whereby Universal Holdings acquired Secure Risks.  Mr. Chase has not, to date, responded to Universal Holdings notification of its decision not to release the shares from escrow or to allow a transfer of the shares.  We are currently in the process of determining whether to proceed with an action to rescind the issuance of shares to Mr. Chase on the grounds of fraud.

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During the fourth quarter of fiscal 2006, we did not submit any to vote to our securities holders.

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

		Bid Price
Period	Volume	High	Low
2006:
Fourth Quarter	9,416,263	$ 0.99	$ 0.66
Third Quarter	12,711,369	1.12	0.66
Second Quarter	15,578,796	1.09	0.76
First Quarter	17,050,370	1.24	0.58
2005:
Fourth Quarter	22,522,012	$ 1.37	$ 0.56
Third Quarter	17,802,888	1.48	1.03
Second Quarter	13,239,910	1.91	1.11
First Quarter	70,920,167	2.56	1.19

The closing price for our common shares on March 27, 2007 as reported on the OTCBB was $0.76 per share.  There were 118 registered holders or persons otherwise entitled to hold our common shares as of that date pursuant to a shareholders’ list provided by our transfer agent and our records relating to issuable shares.  The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.  Based upon shareholder information procured in connection with our last annual meeting of shareholders, there are approximately 5,400 beneficial holders of our common shares, including with respect to shares held in street name.

Dividend Policy

We have never paid any cash dividends on our common shares, and we do not anticipate that we will pay any dividends with respect to those securities in the foreseeable future.  Our current business plan is to retain any future earnings to finance the expansion development of our business.  Any future determination to pay cash dividends will be at the discretion of our board of directors, and will be dependent upon our financial condition, results of operations, capital requirements and other factors as our board may deem relevant at that time.  We are restricted from paying cash dividends under two-year convertible debentures sold in December 2006 and January 2007.

Recent Repurchases Of Equity Securities

During the fourth quarter of fiscal 2006, we did not repurchase any equity securities.

Recent Sales Of Unregistered Securities

During the fourth quarter of fiscal 2006, we did not sell or issue any securities not registered under the Securities Act of 1933 that were not previously reported in a periodic report on form 10-QSB or on a current report on form 8-K.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

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

Material Weaknesses in Collecting And Processing Financial Information

Our independent registered public accounting firm has determined that certain material weaknesses in our internal controls over the financial reporting process for our consolidated financial statements as a result of delays in receiving and processing financial information from our various worldwide operations and incorporating and consolidating that information into the holding company’s financial records.  We believed this weakness was attributable to the fact that our subsidiaries operate, in many cases, in remote locations throughout the world, including Afghanistan, Singapore and Hong Kong, and use different accounting methods based upon their locale and different and separate accounting systems and computer programs.   Contributing factors included the fact that we inherited these independent accounting systems when we acquired these businesses, and that the information processing problems have been aggravated by the growth of our businesses and the recent acquisition of our UG Systems subsidiary.  Our auditors believed that this situation reflected a material weakness in our internal controls and procedures insofar as there is a more than remote likelihood that delays in receiving and processing financial information in conjunction with consolidating our financial statements could lead to a material misstatement of our financial statements.  While we do not believe there have been, and our auditors have not identified, any material misstatements in our financial statements to date as a result of this weakness, we nevertheless concurred with our auditors that our financial information collection and processing system is inadequate.  Indeed, we advised our auditors that we were aware of the weakness in our accounting systems due to their various remote locations and systems described above and had already commenced steps to address the situation.  Specifically, we had acquired, and are currently in the process of implementing, an industry-recognized international enterprise resource planning or “ERP” software system containing an SAP accounting program which will integrate the accounting and information management functions of all of our worldwide operations into a single accounting and information data-base that can be accessed at any time by management.  We anticipate that we will complete the implementation process by the end of fiscal 2007.  We believe that the implementation of the ERP system will address our auditor’s concerns.

Given the complexities in implementing ERP systems, no assurance can be given that the ERP system will be implemented by the end of fiscal 2007.  The occurrence of a material misstatements in our financial statements by reason of a material weakness in our internal controls and procedures or any other reason could harm our operating results, cause us to fail to meet our reporting obligations, subject us to increased risk of errors and fraud related to our financial statements or result in material misstatements in our financial statements.  Any such failure also could adversely affect the results of the periodic management evaluations and annual independent certified public accountant attestation reports regarding the effectiveness of our “internal control over financial reporting” that will be required when the Securities and Exchange Commission’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us.  Inadequate internal controls could also expose the officers and directors of our company to securities laws violations and also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares.

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

OTHER INFORMATION

During the fourth quarter of fiscal 2006, there was no information required to be disclosed in a report on form 8-K that was not reported.

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

5.33

Universal Guardian Holdings, Inc. Warrant To Purchase Common Stock dated February 7, 2005 issued to Mercator Advisory Group, LLC (10)

5.34

Universal Guardian Holdings, Inc. Warrant To Purchase Common Stock dated February 7, 2005 issued to Mercator Advisory Group, LLC (10)

5.35

Universal Guardian Holdings, Inc. Warrant To Purchase Common Stock dated December 14, 2005 issued to Paulson Investment Company, Inc. (18)

5.36

Form of Universal Guardian Holdings, Inc. Common Stock Purchase Warrant dated June 20, 2006 issued to investors in private placement (19)

5.37

Form of Universal Guardian Holdings, Inc. Common Stock Purchase Warrant dated June 20, 2006 issued to Paulson Investment Company, Inc. as placement agent  (19)

5.38

Form of Registration Rights Agreement dated June 20, 2006 between Universal Guardian Holdings, Inc. and investors in private placement (19)

5.39

Form of 6% convertible debenture between Universal Guardian Holdings, Inc. and investors in the sale of debentures and warrants closing on December 4 and 8, 2006 and January 11, 2007 (21)

5.40

Form of warrant to purchase common stock between Universal Guardian Holdings, Inc. and investors in the sale of debentures and warrants closing on December 4 and 8, 2006 and January 11 2007 (21)

10.1

Letter of Intent dated August 15, 2002 between DYDX Group of Funds, LLC and Universal Guardian Corporation (6)

10.2

Promissory Note dated September 4, 2002 by Universal Guardian Corporation to Pacific International, Inc. in the principal amount of $180,000 (6)

10.3

Exclusive License dated December 19, 2002 between Universal Guardian Corporation and United States of America as represented by the Secretary of the Navy (8).

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

10.11

Agreement And Plan Of Share Exchange dated February 9, 2004 between Universal Guardian Holdings, Inc. and Emerging Concepts, Inc. (6)

10.12

Agreement And Plan Of Share Exchange dated June 28, 2004 between Universal Guardian Holdings, Inc., Secure Risks Ltd., and shareholders of Secure Risks-Strategic Security Solutions International Ltd. (13)

10.13

Employment Agreement dated June 1, 2004 between Secure Risks Ltd. and Michael J. Stannard (10)

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

10.21

Placement Agent Agreement dated January 12, 2005 between Universal Guardian Holdings, Inc. and Hunter World Markets, Inc. (10)

10.22

Office Space Lease effective June 15, 2004 between The Irvine Company, as lessor, and Universal Guardian Holdings, Inc., as lessee (10)

10.23

Lease dated May 1, 2004 between LexLawn Associates Limited Directors Pension Scheme, as lessor, and Secure Risks-Strategic Security Solutions International Ltd., as lessee (10)

10.24

Executive Employment Agreement dated September 8, 2004 between Universal Guardian Holdings, Inc. and Mark V. Asdourian (11)

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

10.34

Pledge Agreement dated November 17, 2005 between Michael J. Skellern and Argyll Equities LLC (16)

10.35

Common Stock Purchase Agreement dated December 14, 2005 between Universal Guardian Holdings, Inc. and Paulson Investment Company, Inc. (18)

10.36

Placement Agent Agreement dated April 6, 2006 between Universal guardian Holdings, Inc. and Paulson Investment Company, Inc.  (19)

10.37

Employment Agreement dated June 12, 2006 between Universal Guardian Holdings, Inc. and Keith Winsell (19)

10.38

Employment Agreement dated August 21, 2006 between Universal Guardian Holdings, Inc. and Randall A. Jones (20)

10.39

Form of subscription agreement between Universal Guardian Holdings, Inc. and investors in the sale of debentures and warrants closing on December 4 and 8, 2006 and January 8 2007 (21)

22.

List of subsidiaries *

23.

Consent of Independent Auditors (AJ. Robbins, PC) *

24.

Powers of Attorney for Mel R. Brashears, Michael D. Bozarth and Kenneth A. Merchant *

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

(18)

Previously filed as an exhibit to our annual report of form 10-KSB for the year ended December 31, 2005 filed with the SEC on March 31, 2006.

(19)

Previously filed as an exhibit to our registration statement on form SB-2 filed with the SEC on July 28, 2006.

(20)

Previously filed as an exhibit to our registration statement on form SB-2 (amendment no. 1) filed with the SEC on October 6, 2006.

(21)

Previously filed as an exhibit to our current report on form 8-K filed with the SEC on December 11, 2006.

UNIVERSAL GUARDIAN HOLDINGS, INC.

ANNUAL CONSOLIDATED FINANCIAL STATEMENTS
(AUDITED)

Contents

-

AJ. ROBBINS, P.C.

Certified Public Accountants

216 Sixteenth Street

Suite 600

Denver, Colorado 80202

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of
Universal Guardian Holdings, Inc.
Newport Beach, California

We have audited the accompanying consolidated balance sheet of Universal Guardian Holdings, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations and other comprehensive (loss), stockholders’ equity (deficit) and cash flows for each of the years in the two year period then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal Guardian Holdings, Inc. and Subsidiaries as of December 31, 2006, and the consolidated results of their operations and other comprehensive (loss) and consolidated cash flows for each of the years in the two year period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has experienced recurring losses and negative cash flows from operations and has a capital deficit at December 31, 2006, that raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AJ. Robbins PC.

AJ. Robbins PC

Certified Public Accountants

Denver, Colorado
February 23, 2007, except for Note 10 for which the date is March 7, 2007

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Consolidated Balance Sheet As Of December 31, 2006

December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 3,458,992
Accounts receivable, net of allowance for doubtful accounts of $83,465	2,822,046
Due from officer	75,343
Inventory	563,499
Other current assets	542,095
TOTAL CURRENT ASSETS	7,461,975
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,002,982	1,250,210
GOODWILL	3,525,093
INTELLECTUAL PROPERTY, net of accumulated amortization of $466,156	2,796,929
DEBT ISSUE COSTS	981,616
TOTAL ASSETS	$ 16,015,823
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 1,903,920
Accrued expenses	1,052,744
Income taxes payable	201,743
Accrued expenses – related parties	166,183
Accrued obligation under abandoned lease	200,000
TOTAL CURRENT LIABILITIES	3,524,590
CONVERTIBLE DEBENTURES, net of discount of $3,928,751	1,071,249
TOTAL LIABILITIES	4,595,839
SERIES ‘A’ CONVERTIBLE PREFERRED STOCK OF SUBSIDIARY - UNIVERSAL GUARDIAN CORPORATION	25,264
COMMITMENTS AND CONTINGENCIES	—
STOCKHOLDERS’ EQUITY
Preferred stock; $0.001 par value, 5,000,000 shares authorized
Series ‘A’ convertible preferred stock, cumulative 7%; $0.001 par value, 600 shares designated as Series ‘A”; 600 shares issued and outstanding ($148,750 of dividends in arrears)	1
Common stock; $0.001 par value; 100,000,000 shares authorized; 52,165,774 shares issued and outstanding	52,166
Additional paid-in capital	35,808,956
Accumulated other comprehensive (loss)	(3,363)
Accumulated deficit	(24,463,040)
TOTAL STOCKHOLDERS’ EQUITY	11,394,720
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 16,015,823

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Operations And Other Comprehensive (Loss) For The Years Ended December 31, 2006 and 2005

	December 31, 2006	December 31, 2005

NET REVENUE	$ 21,840,730	$ 14,173,833
COST OF REVENUE	11,065,643	7,720,776
GROSS PROFIT	10,775,087	6,453,057
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	19,032,930	11,630,570
LOSS FROM OPERATIONS	(8,257,843)	(5,177,513)
OTHER INCOME (EXPENSE)
Interest expense	(57,834)	(9,232)
Financing costs	(164,928)	(1,124,973)
Amortization of debt discount	(143,024)	—
Interest income	43,927	18,850
Equity loss in variable interest entity	—	(623)
Other, net	17,245	33,329
TOTAL OTHER INCOME (EXPENSE)	(304,614)	(1,082,649)
LOSS BEFORE PROVISION FOR INCOME TAXES	(8,562,457)	(6,260,162)
PROVISION (BENEFIT) FOR INCOME TAXES	(165,507)	202,604
NET LOSS	$ (8,396,950)	$ (6,462,766)
OTHER COMPREHENSIVE (LOSS)
Foreign currency translation gain	$ 3,067	$ 55,487
COMPREHENSIVE (LOSS)	$ (8,393,883)	$ (6,407,279)
PREFERRED STOCK DIVIDENDS	$ (21,000)	$ (21,000)
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$ (8,417,950)	$ (6,483,766)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.17)	$ (0.17)
WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	48,733,475	39,219,247

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statement of Stockholders’ Equity (Deficit) For The Years Ended December 31, 2006 and 2005

	Series ‘A’ Convertible Preferred Stock		Series ‘B’ Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Prepaid Consulting Fees	Accumulated Other Compre- hensive (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balance, December 31, 2004	600	$ 1	—	$ —	35,878,398	$ 35,878	$ 11,642,985	$ (62,500)	$ (61,917)	$ (9,503,667)	$ 2,050,780
2005:
Common stock issued for services	—	—	—	—	199,926	200	251,656	—	—	—	251,856
Common stock issued for legal settlement	—	—	—	—	58,519	58	89,742	—	—	—	89,800
Common stock issued for cash, net of offering costs of $265,000	—	—	—	—	4,432,500	4,433	5,139,567	—	—	—	5,144,000
Cancellation of unissued shares of common stock originally accrued for issuance in connection with acquisition of subsidiary	—	—	—	—	(51,908)	(52)	(19,948)	—	—	—	(20,000)
Conversion of Universal Guardian Corporation series A preferred stock into common stock	—	—	—	—	12,817	13	16,008	—	—	—	16,021
Exercise of warrants for cash, services and cashless exercises	—	—	—	—	1,622,205	1,622	345,516	—	—	—	347,138
Series ‘B’ convertible preferred stock issued for cash, net of offering costs of $12,000	—	—	5,250	5	—	—	512,995	—	—	—	513,000

(continued on next page)

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statement of Stockholders’ Equity (Deficit) For The Years Ended December 31, 2006 and 2005 (continued)

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

(continued on next page)

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statement of Stockholders’ Equity (Deficit) For The Years Ended December 31, 2006 and 2005 (continued)

	Series ‘A’ Convertible Preferred Stock		Series ‘B’ Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Prepaid Consulting Fees	Accumulated Other Compre- hensive (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Net loss	—	—	—	—	—	—	—	—	—	(6,462,766)	(6,462,766)
Balance, December 31, 2005	600	$ 1	5,250	$ 5	42,152,457	$ 42,152	$ 20,377,548	$ (54,036)	$ (6,430)	$ (16,066,090)	$ 4,293,150
2006:
Common stock issued for services	—	—	—	—	165,505	166	151,390	—	—	—	151,556
Common stock issued as settlement	—	—	—	—	425,745	426	354,502	—	—	—	354,928
Common stock issued in connection with acquisition	—	—	—	—	2,272,727	2,273	2,997,727	—	—	—	3,000,000
Common stock issued upon conversion of series ‘B’ convertible preferred stock	—	—	(5,250)	(5)	480,505	481	(476)	—	—	—	—
Common stock issued for cash, net of commissions and expenses of $527,197	—	—	—	—	5,333,351	5,333	3,467,470	—	—	—	3,472,803
Cancellation of shares previously issued	—	—	—	—	(84,516)	(85)	85	—	—	—	—
Exercise of warrants for cash	—	—	—	—	1,420,000	1,420	708,580	—	—	—	710,000

(continued on next page)

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statement of Stockholders’ Equity (Deficit) For The Years Ended December 31, 2006 and 2005 (continued)

	Series ‘A’ Convertible Preferred Stock		Series ‘B’ Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Prepaid Consulting Fees	Accumulated Other Compre- hensive (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Fair value of warrants issued to consultants	—	—	—	—	—	—	490,513	—	—	—	490,513
Fair value of vesting options issued to employees	—	—	—	—	—	—	3,189,842	—	—	—	3,189,842
Value of warrants issued with convertible debentures	—	—	—	—	—	—	1,538,772	—	—	—	1,538,772
Value of beneficial conversion feature	—	—	—	—	—	—	2,533,003	—	—	—	2,533,003
Amortization of pre-paid consulting fees	—	—	—	—	—	—	—	54,036	—	—	54,036
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	3,067	—	3,067
Net loss	—	—	—	—	—	—	—	—	—	(8,396,950)	(8,396,950)
Balance, December 31, 2006	600	$ 1	—	$ —	52,165,774	$ 52,166	$ 35,808,956	$ —	$ (3,363)	$ (24,463,040)	$ 11,394,720

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Cashflow For The Years Ended December 31, 2006 and 2005

	For the Years Ended
	December 31, 2006	December 31, 2005
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net loss	$ (8,396,950)	$ (6,462,766)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	988,759	420,794
Amortization of prepaid consulting fee	54,036	1,275,381
Amortization of debt issue costs	35,982	—
Common stock issued for services	151,556	251,856
Common stock issued for legal settlement	354,928	89,800
Value of vesting options issued to employees	3,189,842	—
Services rendered to pay for exercise price of options	—	62,500
Fair value of options and warrants issued to consultants/ placement agent	45,752	519,937
Value of re-priced warrants	—	12,516
Amortization of debt discounts	143,024	500,000
(Gain) loss on disposal of fixed assets	67,130	(31,175)
Equity loss in variable interest entity	—	623
Exchange gain	—	45,458
(Increase) decrease in:
Accounts receivable	(385,339)	(1,785,301)
Due from officer	(75,343)	—
Inventory	(335,895)	(227,604)
Deposits and other assets	(456,876)	(22,665)
Accounts payable	242,508	445,464
Accrued expenses	46,600	(314,166)
Accrued expenses—related parties	35,758	(81,797)
Accrued registration obligation	—	(30,000)
Income taxes payable	82,834	118,909
Deferred taxes	(98,398)	98,398
Deferred revenues	(1,109,461)	603,070
Net cash (used in) operating activities	(5,419,553)	(4,510,768)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(400,993)	(1,102,566)
Proceeds from sale of property and equipment	—	47,701
Cash acquired with acquisition of subsidiary/variable interest entity	—	240
Net cash (used in) investing activities	$ (400,993)	$ (1,054,625)

 (continued on next page)

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements Of Cash flow For The Years Ended December 31, 2006 and 2005 (continued)

	For the Years Ended
	December 31, 2006	December 31, 2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants	$ 710,000	$ 284,638
Proceeds from issuance of common stock	4,000,000	5,409,000
Proceeds from sale of series ‘B’ preferred stock	—	525,000
Proceeds from sale of convertible debentures	5,000,000	—
Payment of offering costs	(1,100,034)	(277,000)
Payment in exchange for cancellation of previously issued common stock	—	(20,000)
Proceeds from issuance of convertible debentures	—	500,000
Payments on convertible debentures	—	(500,000)
Payment on notes payable—related party	—	(30,633)
Net cash provided by financing activities	8,609,966	5,891,005
EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,067	10,031
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,792,487	335,643
CASH AND CASH EQUIVALENTS, Beginning of period	666,505	330,862
CASH AND CASH EQUIVALENTS, End of period	$ 3,458,992	$ 666,505
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ —	$ 9,232
Income taxes paid	$ —	$ —

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the year ended December 31, 2006 the Company (1) issued 165,505 shares of common stock to consultants and professionals for services valued at $151,556; (2) issued 425,745 shares of commons stock for legal settlements valued at $354,928; and (3) issued 2,272,727 shares of common stock in connection with the acquisition of Universal Guardian Systems, Ltd.(formerly MeiDa Information Technology, Ltd.), valued at $3,000,000.

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

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005

1.

NOTE 1 – REFERENCESS, ORGANIZATION AND BUSINESS

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

Line of Business

The Company is a holding company which provides security products, systems and services to mitigate terrorist, criminal and security threats for governments and businesses worldwide through its various operating subsidiaries, broken-down into three different operating group—the UG Services Group, the UG Products Group, and the UG Systems Group.

UG Services Group

The Company’s service group of operating subsidiaries (collectively the “UG Services Group”), provide comprehensive risk mitigation solutions as well as tactical and strategic security services to protect commercial and government personnel and assets worldwide. These services include threat assessment, risk analysis, country risk management, business intelligence, corporate investigations, information assurance, kidnap and ransom insured services, as well as tactical security including executive and diplomatic protection.  The Company provides these services through various operating subsidiaries in the group which consist of Universal Guardian Services PTE, Ltd., formerly known as Secure Risks Singapore, PTE.(“UG Services”); Secure Risks, Ltd (“Secure Risks”); Universal Guardian Services, Ltd., formerly known Secure Risks-Strategic Security Solutions International Ltd. (“SSSI”); Secure Risks Pakistan, Ltd.; and Secure Risks Asia Pacific, Ltd. The companies comprising the UG Services Group deliver services through regional branch offices located in London, Kabul, Pakistan, Hong Kong, Singapore, Dubai and Los Angeles (Newport Beach).  The vast majority of the Company’s revenues from January 1, 2004 to date have been generated by the UG Services Group from operations outside of the United States.

UG Products Group

The Company’s products group of operating subsidiaries (collectively the “UG Products Group”), focus on designing, producing and marketing non-lethal or less-lethal personal protection devices and projectiles for use by military, law enforcement, private security and consumer personal protection markets throughout the world.  The Company has recently completed development of two products which the Company is currently introducing to the market. The

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

first of these products, the Cobra StunLight™, is a heavy-duty high-intensity LED flashlight designed to provide escalating use-of-force options to the user by illuminating its target and launching a laser-aimed, ballistic stream OC (pepper spray) which causes temporarily blindness, respiratory breathing difficulty and a burning sensation of the skin that can debilitate assailants from safe stand-off distances up to 20 feet.

The second product, the Riot Defender™, is for use by law enforcement and military as a non-lethal use-of-force compliance tool for suspects and to control civil disturbances. The Riot Defender™, is a semi-automatic projectile launcher which can debilitate an assailant using its RiotBall™ proprietary and patent pending frangible projectile at an effective range of more than 50 feet.  A frangible projectile is one which breaks-up upon impact, thereby reducing the risk of injury to the suspect. The Riot Defender™ is designed to have the capacity of ten projectiles in the pistol configuration, and 180 projectiles in the carbine configuration, and can be equipped with a laser-aiming device for better precision and accuracy. The device can use several projectile variants, including OC powder, marking powder and inert powder. Each projectile has a specific use ranging from temporarily incapacitating individual suspects to crowd control. The Company is currently developing international manufacturing, sales and marketing channels to facilitate the introduction of these products to targeted markets.

The Company has recently shipped the Cobra StunLight™ to several law enforcement agencies and distributors in Australia, France, Germany, Mexico, Saudi Arabia, Singapore, Turkey and the United States for testing, evaluation and purchase. The Company has recently completed a pilot program for the Cobra StunLight™ with the Los Angeles Sheriff’s Departments, resulting in the Department approving the purchase of the Cobra StunLight™ by its deputies.  The Company is currently conducting a similar pilot program with the San Diego County Sheriff’s Department.

As between the various subsidiaries in the group, Shield Defense Corporation (“SDC”) focuses on sales and marketing activities in the United States and Canada; Shield Defense Europe GmbH (“SDE”) focuses on sales and marketing activities in the European market; and Universal Guardian Products, Ltd. (“UG Products”) focuses on supervising the manufacturing of the Cobra StunLight™ and the Riot Defender™ products, research and development activities on the Cobra StunLight™ and the Riot Defender™ products, as well as sales to rest of the world.

UG Systems Group

The Company’s Systems Group of operating subsidiaries (collectively the “UG Systems Group”), provide proprietary integrated and interoperable asset tracking and monitoring systems for use in government and commercial global supply chain logistics, inter-modal transportation, maritime and seaport security. The Company is in the process of introducing to market its Total Asset Guardian™ (“TAG”) platform which provides multifaceted solutions for global asset tracking, asset visibility and data management throughout the supply chain.

The TAG platform is comprised of a proprietary software application and processes which provide secure supply chain data collection, real-time network and security monitoring and notification. The TAG platform is a scaleable system that can be deployed on a global basis.  Our TAGeasy™ e-commerce RFID label system is a subscription-based system that provides pre-printed RFID labels and delivers them to Department of Defense and retail suppliers.  The TAGstation™ is a hosted-system designed to provide on-site RFID capability for small to medium-sized government and retail suppliers.   TAGcentral™ consists of an enterprise level software application for major international retailers and government suppliers. In addition to

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

the revenue generated upon the licensing and/or sale of these systems, each solution provides recurring revenue based upon subscription fees.

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

Prior to the share exchange transaction, the Company had 4,848,014 and 600 common shares and series ‘A’ preferred shares outstanding, respectively, and 1,779,875 common share purchase options/warrants outstanding.  Guardian Corporation had 11,300,000 and 350,000 common shares and series ‘A’ preferred shares outstanding, respectively, and 2,175,000 common share purchase options/warrants outstanding.  Pursuant to the transaction, the 11,300,000 Guardian Corporation common shares were converted into 11,300,000 Universal Holdings common shares.  Additionally, the Company agreed that the 350,000 Guardian Corporation series ‘A’ preferred shares outstanding could be converted into common shares of the Company on a one for one basis, and that the 2,175,000 Guardian Corporation common share purchase options/warrants

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

outstanding could be exercised for a like number of Universal Holdings common share purchase options/warrants on the same terms.

2.

NOTE 2 – PRESENTATION; SIGNIFICANT ACCOUNTING POLICIES

Going Concern; Management’s Plans

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company’s continuation as a going concern.  The Company incurred a net loss for the year ended December 31, 2006 of $8,396,950, used cash for operating activities of $5,419,553 for the year ended December 31, 2006 and at December 31, 2006, had an accumulated deficit of $24,463,040.  While the Company’s UG Services Group has generated significant increases in revenue and gross profit over the past several fiscal years, these gains have been offset by significant continuing selling, general and administrative costs attributable to supporting the Company’s UG Products and UG Systems Groups pending the delayed introduction of their products and services to market.  As a consequence of those continuing costs and delays, the Company now anticipates that it will need to raise approximately $2 million in additional capital to fully execute its plan of operation over the next twelve months, including ramping-up sales of UG Products and UG Systems Group products and services in order to generating revenues to make a significant contribution toward covering their proportionate share of selling, general and administrative costs.  We are currently airing Cobra StunLight™ infomercials and commercials on local and national television in the United States.  The Company will seek to raise the additional capital required through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  The Company may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  The Company currently does not have any binding commitments for, or readily available sources of, additional financing. The Company cannot give any assurance that it will be able to secure the additional cash or working capital it may require to continue its operations.  Should the Company be unable to raise the additional working capital required to fully execute its plan of operation over the next twelve months, the Company may be forced to reduce or suspend its operations in the meantime.  The foregoing circumstances raise substantial doubt about the Company’s ability to continue as a going concern in the event it is unable to raise the additional capital required. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned active  operating subsidiaries:   Universal Guardian Services PTE, Ltd. (formerly known as Secure Risks Singapore, PTE.); Secure Risks Ltd. (“Secure Risks”); Secure Risks-Strategic Security Solutions International Ltd. (“SSSI”); Secure Risk Pakistan, Ltd.; Secure Risks Asia Pacific, Ltd.; Universal Guardian Products, Ltd., formerly known as Shield Defense International Ltd. (“UG Products”); Shield Defense Corporation (“SDC.; Shield Defense Europe GmbH (“SDE”); ISR Systems Corporation (“ISR Systems”); and Universal Guardian Systems, Ltd., formerly known as MeiDa Information Technologies, Ltd. (“UG Systems”).  UG Systems was treated as a variable

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

interest entity from October 7, 2005 to January 1, 2006.  ”); The accompanying consolidated financial statements also include the accounts of the Company’s two inactive subsidiaries Shield Defense Technologies, Inc  and Shield Defense (Macao) Ltd.  The accompanying consolidated financial statements also include the accounts of the Company’s dormant 88.7%-owned subsidiary Universal Guardian Corporation (including its dormant wholly-owned subsidiary, The Harbour Group, Inc.).  All material inter-company accounts and transactions have been eliminated.  Secure Risks has pledged to Universal Holdings the shares of SSSI owned by Secure Risks as security for intercompany loans and advances made by Universal Holdings to both of those subsidiaries.

Reclassification

Certain reclassifications have been made to the balances as of December 31, 2005 to conform to the December 31, 2006 presentation.

Intellectual Property

The intellectual property acquired with the acquisition of UG Systems is being amortized over seven years.  Annual amortization of intellectual property is expected to be approximately $466,000.  Amortization expense amounted to $466,156 and $0 for the years ended December 31, 2006 and 2005, respectively.

Stock Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006.  SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value.  Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.  Prior to the adoption of SFAS No. No. 123, the Company accounted for its stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

Primarily as a result of adopting SFAS No. 123R, the Company recognized $3,189,842 in share-based compensation expense for the year ended December 31, 2006.  There were 3,550,000 new employee options granted during the year ended December 31, 2006.  The expense recognized of $3,189,842 relates to the vesting of options issued to employees prior to January 1, 2006 and the options issued during the year ended December 31, 2006 that vested during the same period.  The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.07 per share.  The fair value of the Company’s stock options was estimated using the Black-Scholes option pricing model.

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if the

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

Company had accounted for its employee stock options under the original provisions of SFAS No. 123.  The fair value of these options was estimated using the Black-Scholes option pricing model.  For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.  The pro forma expense to recognize during the year ended December 31, 2005 is as follows:

Net loss attributed to common stockholders:
As reported	$ (6,483,766)
Compensation recognized under APB 25	—
Compensation recognized under SFAS 123	(3,361,726)
Pro forma	$ (9,845,492)
Basic and diluted loss attributed to common stockholders per common share:
As reported	$ (0.17)
Pro forma	$ (0.25)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2006 and 2005:  risk-free interest rate of 4.5% and 4.5%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company’s common shares of  163% and 340%; and a weighted average expected life of the options of 5 and 10 years, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  As of December 31, 2006, the Company used estimates in determining the realization of its accounts receivable, fixed assets, intangible assets, accrued expenses, and the fair value of equity instruments issued for services.  Actual results could differ from these estimates.

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

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

Inventory

Inventories are stated at the lower of cost or market on a first-in, first-out basis.  The Company’s inventory balance at December 31, 2006 principally consists of Cobra StunLights™ available for sale.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivables.  The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit.  The Company has not experienced a loss in such accounts.  The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.  For the year ended December 31, 2006, 91% of the Company’s revenue was generated from 14 customers.  For the year ended December 31, 2005, 95% of the Company’s revenue was generated from 17 customers.

The Company conducts substantial operations outside of the United States in Singapore, Indonesia and Afghanistan.  The following table contains a summary of the respective operations in those locales:

	United States	Foreign	Total
Total Assets	$ 4,936,285	$ 11,079,538	$ 16,015,823
Revenues	$ 537,185	$ 21,303,545	$ 21,840,730
Net Income/ (Loss)	$ (9,209,752)	$ 812,802	$ (8,396,950)

Included in the Company’s contracts are contracts with International Relief and Development, Inc. (IRD), the U.S. Army and CDM Constructors, each of which contract (or set of contracts) would constitute more than 10% of the Company’s revenues.

Impairment of Long-Lived Assets

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  No impairment loss was recorded in 2006 or 2005.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method based on estimated useful lives from 3 to 7 years.  Expenditures for maintenance and

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

repairs are charged to operations as incurred while renewals and betterments are capitalized.  Gains and losses on disposals are included in the results of operations.

Intangible Assets

Intangible assets consist of goodwill purchased in connection with the acquisition of SSSI.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles.  If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  No impairment was recorded in 2006 or 2005.

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

The Company generally recognizes product revenue upon delivery or shipment of product unless there are significant post-delivery obligations or collection is not considered probable at the time of sale.  When significant post-delivery obligations exist, revenue is deferred until such obligations are fulfilled.

The Company recognizes revenue related to the Company’s software arrangements pursuant to the provisions of Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4 and SOP 98-9, and related interpretations, as well as the SEC Staff Accounting Bulletin No. 104 “Revenue Recognition.”

Software Related Revenue Recognition:

The Company earns revenue from software licenses, post-contract customer support (“PCS” or “maintenance”), hardware, and software related services.  PCS includes telephone support, bug fixes, and rights to upgrades on a when-and-if available basis.  The Company provides services

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

that range from installation, training, and basic consulting to software modification and customization to meet specific customer needs.  In software arrangements that include rights to multiple software products, specified upgrades, PCS, and/or other services, the Company allocates the total arrangement fee among each deliverable based on the relative fair value of each.

The Company typically enters into multiple element arrangements, which include software licenses, software services, PCS and occasionally hardware.  The majority of the Company’s software arrangements are multiple element arrangements, but for those arrangements that include customization or significant modification of the software, or where software services are otherwise considered essential to the functionality of the software in the customer’s environment, the Company uses contract accounting and applies the provisions of SOP 81-1.  No such revenues have been recognized through December 31, 2006.

If the arrangement does not require significant modification or customization, revenue is recognized when all of the following conditions are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the Company’s fee is fixed or determinable; and collectibility is probable.

For multiple element arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total arrangement fee to the elements based on the fair value of the element using vendor-specific evidence of fair value (“VSOE”), regardless of any separate prices stated within the contract for each element.  Fair value is considered the price a customer would be required to pay if the element was sold separately based on the Company’s historical experience of stand-alone sales of these elements to third parties.  For PCS, the Company uses renewal rates for continued support arrangements to determine fair value.  For software services, the Company uses the fair value charged to customers when those services are sold separately.  In software arrangements in which the Company has the fair value of all undelivered elements but not of a delivered element, the “residual method” is applied as allowed under SOP 98-9 in accounting for any element of a multiple-element arrangement involving software that remains undelivered such that any discount inherent in a contract is allocated to the delivered element.  Under the residual method, if the fair value of all undelivered elements is determinable, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue assuming the other revenue recognition criteria are met.  In software arrangements in which the Company does not have VSOE for all undelivered elements, revenue is deferred until fair value is determined or all elements for which the Company does not have VSOE have been delivered.  Alternatively, if sufficient VSOE does not exist and the only undelivered element is services that do not involve significant modification or customization of the software, the entire fee is recognized over the period during which the services are expected to be performed.  No such revenues have been recognized through December 31, 2006.

Software Licenses

The Company recognizes the revenue allocable to software licenses and specified upgrades upon delivery of the software product or upgrade to the customer, unless the fee is not fixed or determinable or collectibility is not probable. If the fee is not fixed or determinable, including new customers whose payment terms are three months or more from shipment, revenue is generally recognized as payments become due from the customer.  If collectibility is not considered probable, revenue is recognized when the fee is collected.  Arrangements that include

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

software services, such as training or installation, are evaluated to determine whether those services are essential to the product’s functionality.

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

For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, the Company recognizes revenue using contract accounting.  The Company generally uses the percentage-of-completion method to recognize revenue from these arrangements.  The Company measures progress-to-completion primarily using labor hours incurred, or value added.  The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract since the Company has the ability to produce reasonably dependable estimates of contract billings and contract costs.  The Company uses the level of profit margin that is most likely to occur on a contract.  If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely.  These arrangements are often implemented over an extended time period and occasionally require us to revise total cost estimates.  Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in the Company’s cost estimates.  Changes to total estimated contract costs, if any, are recorded in the period they are determined.  Estimated losses on uncompleted contracts are recorded in the period in which the Company first determines that a loss is apparent.  No such revenues have been recognized through December 31, 2006.

Software Services

Some of the Company’s software arrangements will include services considered essential for the customer to use the software for the customer’s purposes.  For these software arrangements, both the software license revenue and the services revenue are recognized as the services are performed using the percentage-of-completion contract accounting method.  When software services are not considered essential, the fee allocable to the service element is recognized as revenue as the Company performs the services.  No such revenues have been recognized through December 31, 2006.

Deferred Revenue

Certain contracts include need assessment analysis fees which are charged to the customer.  For revenue recognition purposes, the Company defers these fees and amortizes these fees into income on a straight-line basis over the life of the contract in accordance with EITF 00-21.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred.  Advertising and marketing expense for the years ended December 31, 2006 and 2005 were $1,072,669 and $141,907, respectively.

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

Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At December 31, 2006 and 2005, the only potential dilutive securities were 10,755,000 and 7,760,000 common stock options, 7,692,308 shares of common stock issuable upon the conversion of outstanding convertible debentures and 13,275,826 and 7,015,812 common stock warrants/other options, respectively.  The Company’s potential dilutive securities also included eight shares of common stock that are issuable upon the conversion of the Company’s series ‘A’ convertible preferred stock.  In addition at each of December 31, 2006 and 2005, the Company had outstanding 18,714 shares of Guardian Corporation’s series ‘A’ preferred stock that can be converted into 18,714 shares of the Company’s common stock, respectively.  Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss).

The following table presents the components of other comprehensive income (loss):

Years ended December 31, (net of tax)	2006	2005
Foreign Currency Translation Gain	$ 3,067	$ 55,487

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments”.  SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.  Management believes that this statement will not have a significant impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS 156 “Accounting for Servicing of Financial Assets”.  SFAS No. 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  This statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract, (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose the ‘amortization method’ or ‘fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities; (4) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.   SFAS No 156 is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006.  Management believes that this statement will not have a significant impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−An amendment of FASB Statements No. 87, 88, 106, and 132(R)".  One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans.  SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This statement also requires an employer to measure the funded status of a plan as of the date of its year−end statement of financial position, with limited exceptions.  SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87.  This statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.  The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006.  Management believes that this statement will not have a significant impact on the Company’s consolidated financial statements.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109.” Interpretation No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.  The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred.  Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  Interpretation No. 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods.  Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006.  The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations.  In such instances, the impact of the adoption of Interpretation No. 48 will result in an adjustment to goodwill.  While the Company analysis of the impact of adopting Interpretation No. 48 is not yet complete, it does not currently anticipate it will have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its consolidated financial statements.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements.  EITF 00-19-2 addresses an issuer's accounting for registration payment arrangements.  This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.”  The guidance in EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements.  EITF 00-19-2further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.   EITF 00-19-2 is effective for fiscal year beginning after December 15, 2006.  The Company has determined that this FSP will not have an impact on its December 31, 2006 financial statements.

NOTE 3 – ACQUISITIONS

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

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2006 and 2005

(continued)

Intellectual property	3,263,085
Accounts payable	(108,101)
Other current liabilities	(160,659)
Purchase price	$ 3,000,000

NOTE 4 – PROPERTY AND EQUIPMENT

The cost of property and equipment at December 31, 2006 consisted of the following:

Machinery and equipment	$ 607,580
Armored vehicles	946,973
Office equipment	698,639
2,253,192
Less accumulated depreciation	(1,002,982)
$ 1,250,210

Depreciation expense for the years ended December 31, 2006 and 2005 was $522,603 and $420,794, respectively.

3.

NOTE 5 – RELATED PARTY TRANSACTIONS

Accrued Expenses – Related Party

Accrued expenses – related party consist of amounts due directors and management of the Company’s Universal Guardian Services PTE, Ltd and ISR Systems subsidiaries.

Due From Officer

Due From Officer at December 31, 2006 of $75,343 consists of an over-reimbursement of travel expenses to the Company’s CEO.  The over-reimbursement was discovered subsequent to December 31, 2006 and the officer made arrangements to repay this amount immediately following the discovery of the overpayment.

4.

NOTE 6 – CONVERTIBLE DEBENTURES

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

As additional consideration for the purchase of the debenture, the Company also granted to Hunter Fund, IKZA and Loman common share purchase warrants entitling them to

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

purchase 125,000, 75,000 and 50,000 common shares, respectively, at the price of $2 per share.  These warrants lapse if unexercised by January 14, 2010.  In accordance with EITF 00-27, the Company first determined the value of the debenture and the fair value of the detachable warrants issued in connection with this debenture.  The estimated value of the warrants of $519,937 was determined using the Black-Scholes option pricing model and the following assumptions:  term of 5 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 342%.  The face amount of the debenture of $500,000 was proportionately allocated to the debenture and the warrants in the amounts of $245,113 and $254,887, respectively.  The value of the debenture was then allocated between the debenture and the beneficial conversion feature, which amounted to $0 and $245,113, respectively.  The combined total discount was $500,000 and was being amortized over the term of the debenture. The entire debenture was repaid in February 2005 and the entire discount was charged to financing cost in the first quarter of 2005.

The aforesaid private placement was effected through Hunter World Markets, Inc. (“Hunter”), as placement agent.  Under the terms of the placement agency agreement, Hunter was paid $40,000 in cash and issued common share purchase warrants entitling it to purchase 250,000 restricted common shares at $2 per share that were valued at $519,937.  These warrants were valued using the Black-Scholes option pricing model using the following assumptions:  term of 5 years, a risk-free interest rate of 3.5%, a dividend yield of 0% and volatility of 342%.  The value of these warrants was charged to financing costs during the first quarter of 2005.  In addition, the Company agreed to reduce the exercise price on 625,000 common share warrants previously issued to Hunter in May 2004 from $1.50 to $1 per share, and on an additional 625,000 common share warrants previously issued at that time from $2 to $1.25 per share.  In the event the volume average weighted price for the common shares exceeds $5 per share five consecutive days, the exercise prices will revert to that originally agreed upon.  The Company recognized an expense of $12,516 related to the re-pricing of these warrants during the year ended December 31, 2005.

On December 4 and 8, 2006, the Company sold a total of $5,000,000 of convertible debentures to a total of 43 accredited investors in a $2 million-$5 million minimum-maximum private placement facilitated through the Maxim Group, LLC (“Maxim Group”), an NASD member Broker Dealer.  Interest on outstanding principal of the debentures accrues at the rate of 6% per annum (increased to 12% for so long as the company is in default under the terms of the debenture), and payable quarterly commencing March 31, 2007.  Outstanding principal on the debentures is payable 24 months from the closing date, subject to acceleration in the event of certain defaults or breaches of continuing covenants.  The holders of the debentures may convert unpaid principal on the debentures into common shares at the rate of $0.65 per share, equal to 80% of the VWAP for the Company’s common shares for the ten trading day period prior to the first closing.  Universal Holdings may also elect to pay interest in common shares in lieu of cash at a conversion rate equal to 80% of the VWAP for the Company’s common shares for the ten trading day period preceding the interest payment date.  As additional consideration for the purchase of the debenture, Universal Holdings also granted to the debenture holder stock purchase warrants entitling them to purchase a total of 3,846,159 common shares at the price of $0.81 per share, or 125% of the conversion price for the debenture.  These warrants contain cashless exercise provisions in the event the underlying shares are not registered with the SEC and lapse if unexercised five years from the closing date.  In the case of certain non-exempt issuances of securities below the conversion and exercise prices for the debenture and warrants, the holders of those securities will also entitled to full-ratchet anti-dilution protection for a period of one year, and standard weighted-average anti-dilution protection thereafter. As compensation for acting as placement agent for the offering, the Company agreed to pay Maxim Group a cash placement fee equal to 8% of the gross proceeds from the offering.  The Company further agreed to grant Maxim Group a five-year stock purchase warrant, exercisable at $0.65 per share, entitling it to

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

purchase 769,231 common shares at $0.65 per share.  Maxim Group subsequently assigned this warrant to its principal member, Maxim Partners LLC.  The Company also agreed to pay Maxim Group a non-accountable expense allowance equal to 3% of the gross proceeds from the offering, and to reimburse Maxim Group for its expenses and legal fees incurred in connection with this offering, but not to exceed $15,000.

The warrants and conversion feature in the above transaction are not considered derivative instruments that need to be bifurcated from the original security since the convertible debentures have a floor on the conversion price which means the Company can determine the maximum shares that could be issued upon conversion.  Therefore, in accordance with EITF 00-27, the Company first determined the value of the debenture and the fair value of the detachable warrants issued in connection with this debenture.  The estimated value of the warrants of $2,223,827 was determined using the Black-Scholes option pricing model and the following assumptions:  term of 5 years, a risk free interest rate of 4.5%, a dividend yield of 0% and volatility of 96%.  The face amount of the debenture of $5,000,000 was proportionately allocated to the debenture and the warrants in the amounts of $3,461,228 and $1,538,772, respectively.  The value of the debenture was then allocated between the debenture and the beneficial conversion feature, which amounted to $928,225 and $2,533,003, respectively.  The combined total discount is $4,071,775 and is being amortized over the term of the debenture. During the year ended December 31, 2006, the Company amortized a total of $143,024 of this discount as other expense in the accompanying consolidated statements of operations.

The aforesaid private placement was effected through Maxim Group, as placement agent.  Under the terms of the placement agency agreement, Maxim Group was paid $550,000 in cash and issued to grant Maxim Group a five-year stock purchase warrant, exercisable at $0.65 per share, entitling it to purchase 769,231 common shares at $0.65 per share that were value at $444,762.  These warrants were valued using the Black-Scholes option pricing model using the following assumptions:  term of 5 years, a risk-free interest rate of 4.5%, a dividend yield of 0% and volatility of 96%.  In addition, the Company also paid $22,837 in costs associated with this offering.  The total offering cost of $1,017,599 have been capitalized as debt issue costs in the accompanying consolidated balance sheet and are being amortized to interest expense over the term of the debentures.  During the year ended December 31, 2006, the Company amortized $35,983 of the debt issue costs into interest expense.

The Company is obligated to register the common stock underlying the conversion of these convertible debentures and the exercise of the warrants under a registration rights agreement.  The Company is required to file a registration statement within 30 days of the closing date and the registration statement is to be declared effective by the SEC with 90 days of the closing date (120 days if the registration statement is reviewed by the SEC).  Failure to file the registration statement or have it declared effective by the SEC will result in a penalty of 1% of the outstanding principal amount of the convertible debenture for each 30 day period the Company is not in compliance with the registration rights agreement.  The Company filed a registration statement with the SEC on January 16, 2007, which was reviewed by the SEC.  The filing of the registration statement was not within the initial 30 days following the closing; however, due to an additional funding of $1,000,000 in January 2007, the Company obtained an extension to this initial deadline to January 15, 2007.  The Company expects the registration statement to be declared effective within 120 days of the closing date; and therefore; will not incur any penalties under the registration rights agreement.  In accordance with FSP EITF 00-19-2, upon the closing of this transaction the Company did not believe it was probable that a registration penalty will be incurred; therefore, the Company did not factor in a registration penalty in the allocation of the proceeds of the convertible debenture.  As of December 31, 2006 the Company continues to

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

expect the registration statement to be declared effective within 120 days of the closing date, and therefore will not incur any penalties under the registration rights agreement.  In accordance with FSP EITF 00-19-2, the Company has not recorded a registration rights penalty to earnings as of December 31, 2006.

The Company agreed to register with the SEC the common shares issuable upon conversion of principal and interest under the debenture or the exercise of the warrants in each private placement.  In the event the Company fails to file a registration statement with the SEC within thirty days of the final closing date, or in the event such registration statement is filed but is not declared effective by the SEC within 90 days of the final closing date (or 120 days if subject to SEC or NASD review), then the Company will generally be obligated (with certain exceptions) to pay to each debenture holder damages in cash equal to 1% of his or her purchase price for each thirty-day period of such failure, or partial period thereof, subject to a 4% cap.  The debenture holders for the first private placement later agreed to extend the date to file the initial registration statement with the SEC until January 15, 2007, and the Company electronically submitted to the SEC on that date a registration statement covering both offerings.  The SEC has since reviewed that registration statement, and the Company anticipates that it will file an amended registration statement and that such registration statement will be declared effective prior to the 120-day date.

In accordance with FSP EITF 00-19-2, upon the closing of this transaction, the Company did not believe it was probable that a registration penalty would be incurred; therefore, the Company did not factor in a registration penalty in the allocation of the proceeds of the convertible debenture.  The Company continues to expect the registration statement to be declared effective within 120 days of the closing date, and therefore does expect it will incur any penalties under the registration rights agreement.  In accordance with FSP EITF 00-19-2, the Company has not recorded a registration rights penalty to earnings as of December 31, 2006.

The carrying amount of the convertible debentures at December 31, 2006 is as follows:

Face amount of convertible debentures	$ 5,000,000
Discount related to warrants	(1,538,772)
Discount related to conversion feature	(2,533,003)
Amortization of discounts during the year ended December 31, 2006	143,024
Carrying amount at December 31, 2006	$ 1,071,249

5.

NOTE 7 – STOCKHOLDERS’ EQUITY

Series ‘A’ Convertible Preferred Stock

At December 31, 2006, the Company had 600 series ‘A’ convertible preferred shares outstanding.

The series ‘A’ preferred shares carry a 7% cumulative dividend, and are convertible into common shares at the Company’s discretion if its common shares trading at $120 per share ($6 per share pre-split) for five consecutive days.  The series ‘A’ preferred shares are non-voting, carry no redemption rights, and carry a $300,000 liquidation preference, in additional to the payment of cumulative dividends.  As of December 31, 2006, there was $148,750 of dividends in arrears with respect to these shares.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

These shares were originally issued in or about December 1999 to Triple Tree, an affiliate of Terra Listed, Ltd.  In connection with that purchase, the Company purchased 4,100 shares of Triple Tree.  Based upon corporate minutes accompanying the transaction, the Company has the right to convert the 600 series ‘A’ preferred shares outstanding into eight common shares pursuant based an $80 per share conversion rate.  The Company also believes that Triple Tree may owe the Company up to $200,000 in connection with a put right and guarantee provided by Triple Tree to the Company in connection with Triple Tree shares purchased by the Company.  The Company reserves its rights to cancel some or all of the series ‘A’ preferred shares and the dividends accrued to date on those shares in connection with Triple Tree’s obligation.

Series ‘B’ Convertible Preferred Stock

At December 31, 2006, the Company had no series ‘B’ convertible preferred shares outstanding.

On August 17, 2005, as part of a single private placement, the Company sold (1) 4,250 unregistered shares of series ‘B’ convertible preferred stock to Monarch Pointe Fund, Ltd. (“Monarch”) for the sum of $425,000, and (2) 1,000 unregistered shares of series ‘B’ convertible preferred stock to Mercator Momentum Fund III, LP (“Mercator Fund III”) for the sum of $100,000.  The 5,250 series ‘B’ preferred shares were convertible at the option of the holders into a total of 480,505 common shares in the ordinary course of conversion, or 533,862 common shares in the event of a default with respect to the Company’s obligations under the subscription agreement governing the sale of those shares.

The series ‘B’ preferred shares carried a $525,000 liquidation preference, are entitled to participate with the Company’s common shares with respect to dividends on an “as-if” converted basis The series ‘B’ preferred shares were non-voting, did not accrue dividends (other than the aforesaid right to participate with common shares), and carry no redemption rights.

The holders of the series ‘B’ preferred shares also had certain contractual rights separate from those inherent to those shares.  Specifically, under the terms of the subscription agreement, the Company was prohibited from using the proceeds of this transaction for payment of any dividends or other sums to holders of series ‘A’ preferred shares, or from reducing or retiring any insider note or convertible debt held by an officer or director of the Company.  The Company was also prohibited from entering into any debt or equity financing without the prior written approval of Monarch and Mercator Fund III until the common shares underlying the series ‘B’ preferred shares are registered.  The Company was also obligated to afford Monarch and Mercator Fund III a right of first refusal with respect to any capital raising financing (as opposed to joint ventures, acquisitions, compensatory or other non-capital raising financings) in which the Company sells debt or equity securities for cash until the earlier of August 17, 2006 or the conversion of the series ‘B’ preferred shares.

As part of the transaction, the Company paid to Mercator Advisory Group, LLC (“MAG”), as investment advisor for the purchasers, the sum of $12,000 in cash to cover due diligence and legal fees.  The issuance of the series ‘B’ preferred stock was convertible into shares of common stock at a rate of $1.09 per share which resulted in the recognition of a beneficial conversion feature at the date of the series ‘B’ shares were issued.  The Company calculated the beneficial conversion feature to be $99,657 which has been recorded directly to accumulated deficit.

On April 18, 2006, the holders of the series ‘B’ preferred shares converted all of those shares into 480,505 common shares.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

Common Stock

For The Year Ended December 31, 2006

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

On May 12, 2006, the Company granted to Mr. Clifford Roth’s firm, The Wells-Roth Group, as compensation for Mr. Clifford Roth joining the Company’s board of advisors, a common share purchase option entitling it to purchase 100,000 restricted common shares at the exercise price of $0.95 per share.  One-half of these options vest on each of the first and second anniversaries of the grant date, respectively.  These options lapse to the extent unexercised on May 11, 2011.  These options were valued at $89,210 using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 4.5%, a dividend yield of 0% and volatility of 163%.  The value of these options is being amortized to expenses over the two year vesting period of the options.

On May 24, 2006, the Company granted to Messrs. Mel R. Brashears and Michael D. Bozarth, in their capacity as directors of Universal Holdings, common share purchase options entitling each of them to purchase 300,000 restricted common shares at the exercise price of $0.84 per share.  These options vested on December 31, 2006, and lapse to the extent unexercised on May 24, 2016.

On May 24, 2006, the Company granted to Messrs. Michael J. Skellern and Mark V. Asdourian, in their capacity as executive officers of Universal Holdings, common share purchase options entitling each of them to purchase 300,000 restricted common shares at the exercise price of $0.84 per share.  These options vested on September 8, 2006, and lapse to the extent unexercised on May 24, 2016.

On June 1, 2006, the Company granted to Rear Admiral Stephen Johnson’s firm SBS Consulting, Inc., as compensation for Rear Admiral Johnson providing services as director of strategic development, a common share purchase option entitling it to purchase 100,000 restricted common shares at the exercise price of $0.83 per share.  One-half of these options vest on each of the first and second anniversaries of the grant date, respectively.  These options lapse to the extent unexercised on May 31, 2011.    These options were valued at $77,942 using the

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 4.5%, a dividend yield of 0% and volatility of 163%.  The value of these options is being amortized to expenses over the two year vesting period of the warrant.

On June 10, 2006, the Company granted to an employee, a common share purchase option entitling him to purchase 100,000 restricted common shares at the exercise price of $0.90 per share.  One-third of these options vest on the first through third anniversaries of the grant date, respectively.  These options lapse to the extent unexercised on June 10, 2011.

On June 11, 2006, the Company issued a total of 175,745 shares of common stock for payment of a legal settlement valued at $159,928.

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

On June 9, 2006, the Company granted to Mr. Kenneth A. Merchant, as an inducement for joining its board of directors, a common share purchase option entitling him to purchase 300,000 restricted common shares at the exercise price of $0.84 per share, reflecting the fair market value of the shares as of the date of the Company’s offer for Mr. Merchant to join the board.  These options vested on December 31, 2006, and lapse to the extent unexercised on June 22, 2016.

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

On August 21, 2006, the Company granted to Mr. Randall A. Jones, in his capacity as Chief Financial Officer pursuant to the terms of his employment agreement, a common share purchase option entitling him to purchase 300,000 restricted common shares at the exercise price of $0.90 per share. One-third of these options vest on the first through third anniversaries of the grant date, respectively.  These options lapse to the extent unexercised on August 21, 2011.  In

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

December 2006, Mr. Jones was terminated as the Company’s Chief Financial Officer and these options were canceled.

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

In November, 2006 the Company issued 26,666 shares of common stock as partial payment of outstanding invoices for the production of its infomercial that will begin television broadcast in early December 2006 valued at $21,333.

In December 2006, the Company issued a total of 10,000 shares of common stock for payment of services valued at $7,500.

In December 2006, the Company issued a total of 250,000 shares of common stock for payment of a legal settlement  valued at $195,000.

On December 14, 2006, the Company granted to Rocco Diina, as compensation for joining the board of advisors, a common share purchase option entitling him to purchase 100,000 restricted common shares at the exercise price of $0.79 per share.  One-half of these options vest on each of the first and second anniversaries of the grant date, respectively.  These options lapse to the extent unexercised on December 14, 2011.    These options were valued at $55,551 using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 4.5%, a dividend yield of 0% and volatility of 96%.  The value of these options is being amortized to expenses over the two year vesting period of the warrant.

For The Year Ended December 31, 2005

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

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

On February 7, 2005, as part of a single private placement, the Company sold (1) a total of 1,884,375 common shares together with common share purchase warrants entitling the holder to purchase 753,750 restricted common shares to Monarch Pointe Fund, Ltd. (“Monarch”) for the sum of $3,015,000, and (2) a total of 928,125 common shares together with common share purchase warrants entitling the holder to purchase 371,250 restricted common shares to Mercator Momentum Fund, LP (“Mercator Fund”) for the sum of $1,485,000. As part of that transaction, the Company paid to Mercator Advisory Group, LLC (“MAG”), as investment advisor agent, the sum of $265,000 in cash for due diligence and legal fees and common share purchase warrants entitling it to purchase 281,250 restricted common shares.  One-half of the aforesaid warrants issued to Monarch, Mercator Fund and MAG are exercisable at $2.40 per share, while the balance are exercisable at $2 per share.  These warrants lapse if unexercised on February 7, 2008.

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

During the year ended December 30, 2005, the Company issued 199,926 common shares to consultants and professionals for services valued at $251,856.  During that year, the Company

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

also issued 1,622,205 common shares upon the exercise of options and warrants:  50,000 shares for which the exercise price was paid for by services valued at $62,500; 1,143,905 shares upon the cashless exercise of 1,385,000 options and warrant shares; and 428,300 shares for $284,638 in cash.

Also during the year ended December 31, 2005, holders of the UGC series ‘A’ preferred shares converted 12,817 of those shares into 12,817 common shares of the Company.

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

Under the 2005 Plan, a total of 10,000,000 common shares will be available for issuance through the grant of a variety of common share-based awards under the plan.  Types of awards that may be granted under the 2005 Plan include stock awards, restricted stock awards and non-qualified and incentive stock options.  As of December 31, 2006, there were 3,580,000 common shares reserved for issuance and outstanding but unexercised common share purchase options under the 2005 Plan and 6,169,132 shares available for issuance.

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

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

Stand-Alone Compensatory Grants

From time to time the Company’s board of directors grants common share purchase options or warrants to selected directors, officers, employees, consultants and advisors in payment of goods or services provided by such persons on a stand-alone basis outside of any of the Company’s formal stock plans.  The terms of these grants are individually negotiated.  As of December 31, 2006, there were a total of 9,857,120 shares reserved for issuance under various outstanding but unexercised compensatory common share purchase options granted on a stand-alone basis.

Summary Of Options Granted to Directors, Officers and Employees

The following table summarizes compensatory options granted to directors, officers and other employees for the periods or as of the dates indicated, both under the aforesaid stock plans and in the form of free-standing grants:

	Options Granted	Weighted Average Exercise Price
Balance, December 31, 2004	8,900,000	$ 0.59
Exercised	(1,640,000)	$ 0.34
Cancelled	(1,700,000)	$ 0.72
Granted	2,200,000	$ 1.01
Balance, December 31, 2005	7,760,000	$ 0.73
Exercised	—	$ —
Cancelled	(555,000)	$ 0.78
Granted	3,550,000	$ 0.95
Balance, December 31, 2006	10,755,000	$ 0.80
Exercisable, December 31, 2006	10,049,999	$ 0.78

The weighted average remaining contractual life of compensatory options outstanding for directors, officers and employees is 4.91 years at December 31, 2006.  The intrinsic value of the outstanding options at December 31, 2006 was $1,398,000.  The exercise price for compensatory options outstanding for directors, officers and employees at December 31, 2006 were as follows:

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

Number of Options	Exercise Price
300,000	$0.01
1,000,000	$0.12
2,550,000	$0.47 - $0.54
465,000	$0.75 - $0.79
3,215,000	$0.84 – $1.02
2,950,000	$1.09 - $1.20
275,000	$1.50 – $10.00
10,755,000

For compensatory options granted to directors, officers and employees during the year ended December 31, 2006 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.89 and the weighted-average exercise price of such options was $0.95.  No options were granted during the year ended December 31, 2006, where the exercise price was less than the stock price at the date of the grant or the exercise price was greater than the stock price at the date of grant.

For compensatory options granted to directors, officers and employees during the year ended December 31, 2005 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $1.08 and the weighted-average exercise price of such options was $1.02.  No options were granted during the year ended December 31, 2005, where the exercise price was less than the stock price at the date of the grant or the exercise price was greater than the stock price at the date of grant.

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

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2006 and 2005

(continued)

Exercised	(1,420,000)	$ 0.50
Cancelled	(702,062)	$ 0.98
Granted	8,382,076	$ 0.92
Balance, December 31, 2006	13,275,826	$ 1.15
Exercisable, December 31, 2006	13,275,826	$ 1.15

The weighted average remaining contractual life of the common share purchase warrants outstanding is 3.88 years at December 31, 2006.   The intrinsic value of the outstanding warrants at December 31, 2006 was $328,000.  The exercise price for common share purchase warrants outstanding at December 31, 2006 were as follows:

Number of Warrants	Exercise Price
300,000	$0.19
400,000	$0.35
5,348,726	$0.75 – $0.83
3,845,850	$0.95 – $1.25
3,381,250	$1.35 – $2.50
13,275,826

During the years ended December 31, 2006 and 2005, the Company issued a total of 300,000 and 1,000,000 common share purchase warrants to a consultant for services valued at $490,513 and $1,266,917, respectively.

6.

NOTE 8 – INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2006 are as follows:

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

	United States	Foreign
Deferred tax assets:
Net operating loss carryforward	$ 6,759,462	$ —
Stock compensation	1,275,937	—
Accrued vacation	20,398	—
Less valuation allowance	(8,055,797)	—

Deferred tax liabilities -	-	-
Net deferred tax liability	$ —	$ -

The Components of deferred income tax expense (benefit) are as follows:

United States
	December 31, 2006	December 31, 2005
Accrued legal	$ -	$ -
Accrued salaries and related benefits	(3,470)	24,280
Stock compensation	(1,275,937)	—
Allowance for bad debts	—	—
Inventory reserve	—	—
Net operating loss carryforward	(2,360,732)	(2,440,116)
Increase in valuation allowance	3,640,139	2,415,836
Income tax expense	$ —	$ —

Foreign
	December 31, 2006	December 31, 2005
Accelerated capitol allowance	$ -	$ 37,633
Income tax reclaimable in UK	(67,109)	-
Net operating loss carryforward	-	41,312
	(67,109)	78,945
Current year tax payable	(98,398)	123,659
Income tax (benefit) expense	$ (165,507)	$ 202,604

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

Following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory federal income tax rates to pre-tax income and the reported amount of income tax expense (benefit):

	United States		Foreign
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Tax benefit (expense) at federal statutory rates	$ (3,131,316)	$ (2,195,160)	$ 496,438	$ 557,410
Income exempt from tax earned in certain countries	—	—	(346,495)	—
Accrued officer salary	—	7,575	—	—
Accrued vacation	17,338	6,814	—	—
Depreciation	—	—	-	107,834
Meals and entertainment	7,254	3,074	—	—
Financing costs	—	367,191	—	—
Other non deductible expenses	—	—	-	152,287
Registration penalty expense	—	15,300	—	—
Capitol allowances	—	—	(149,943)	(109,225)
Stock based compensation	1,100,102	88,298	—	—
Tax loss utilized	—	—	(98,398)	(510,452)
Foreign tax	—	—	(67,109)	—
Other	—	—	-	4,750
Increase in valuation allowance	2,006,622	1,706,908	—	—
Income tax expense	$ —	$ —	$ (165,507)	$ 202,604

At December 31, 2006, the Company has provided a valuation allowance for the United States deferred tax assets since management has not been able to determine that the realization of that asset is more likely than not.  The net change in valuation allowance for the years ended December 31, 2006 and 2005 was an increase of $3,640,139 and $1,888,750, respectively.  United States net operating loss carryforwards of approximately $16,900,000 expire starting in 2016.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

7.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases

The Company currently leases its corporate office space located in Newport Beach, California under a non-cancelable operating lease that expires on July 31, 2007.  The Company’s Universal Guardian Services PTE, Ltd  subsidiary currently leases its principal executive offices located in Singapore.  This lease agreement expires on May 31, 2008.

Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more are as follows:

Operating Leases
Year ending December 31,
2007	$ 143,146
2008	40,356
$ 183,502

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

On January 11, 2005, the Company received a cease and desist letter from Pepperball Technologies, Inc. claiming that its prospective manufacture of frangible projectiles for the Python (now named Riot Defender) Projectile Launcher infringes on Pepperball’s patents, and further claiming that the prior President of the Company’s UG Products subsidiary, Mr. Dennis M. Cole, who was previously employed by Pepperball, violated his at will employment agreement by providing the Company with alleged trade secrets.  The frangible projectiles that will be manufactured by the Company are protected by a patent originally issued to the U.S. Navy on November 14, 2000 (U.S. Patent No. 6,145,441).  The U.S. Navy granted Guardian Corporation the exclusive right to sell and market projectiles using this patented technology for the life of the patent pursuant to an agreement dated November 19, 2002.  In January, 2004, Guardian Corporation renewed its exclusive license to the U.S. Navy’s patent for 14 years.  The Company has received non-infringement opinions from patent counsel confirming that the Company’s manufacture and sale of the frangible projectiles will not infringe upon Pepperball’s

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

intellectual property rights.  To date, the Company has yet to sell any frangible projectiles which undermines any claims of damages which may be asserted by Pepperball.  On January 28, 2005 the Company responded to Pepperball’s correspondence and is prepared to vigorously defend its claims if necessary.  In reply, Pepperball is demanding that the Company provide it with exemplars of the Company’s products so that they may make an independent determination as to whether the design of the frangible projectiles infringes on their patents.  The Company is taking the matter under advisement.

The Company is involved in certain legal proceedings and claims that arise in the normal course of business.  Management does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position or results of operations.

Settlements

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

On March 30, 2006, the Company entered into a settlement agreement with MAG Capital, LLC (“MAG”) and its affiliates settling all claims relating to its purported failure to give MAG a right of first refusal in connection with the Company’s December 2005 private placement with Paulson Investment Company, Inc.  Under that agreement, the Company issued 175,745 common shares valued at $159,928 to MAG and its affiliates, and has accrued for reimbursement $5,000 for attorney’s fees.  In consideration for this issuance, MAG and its affiliates released and waived all of its rights of first refusal with respect to the Company’s offering of any securities at $0.70 or more.

On December 27, 2006, the Company entered into a Settlement Agreement and Mutual General Release with The Kaplan Group in respect to the complaint that was filed in the Los Angeles County Superior Court against Universal Holdings and Michael J. Skellern entitled “H. Seth Kaplan, Plaintiff v. Universal Guardian Holdings, Inc.; and Michael Skellern, Defendants”.  In addition to resolving that action, the Settlement Agreement included the separate claims made by Mr. Kaplan for the conveyance of 250,000 common shares purportedly earned as a finder’s fee upon the appointment of Mr. Michael Stannard to the Company’s board of directors pursuant to an alleged independent promise made by the company.  In consideration and exchange for a full and complete release of the Company, its subsidiaries as well as all of its officers and directors which release includes a waiver of the rights afforded under California’s Civil Code section 1542, Universal Holdings agreed to issue to The Kaplan Group 250,000 registered shares of the Company’s common stock valued at $195,000 which may be sold in three equal tranches every thirty days commencing January 2, 2007.  The Company issued the shares in January, 2007.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

Other Commitments

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

•

Mr. Skellern’ compensation under the agreement consists of an initial base salary of $296,570 per year, subject to annual increases as determined by the Company’s board of directors, but at least 15% on each anniversary date.  As of December 31, 2006, Mr. Skellern’s annual salary was $392,000.

•

Mr. Skellern is entitled to an automobile allowance of not less than $975 per month.

•

The Company is required to pay the insurance premium for a $2,000,000 life insurance policy on Mr. Skellern for the benefit of his family.

Mr. Bruce M. Braes is employed as Managing Director of Secure Risks under a service agreement with that company dated June 17, 2004.  The service agreement has an initial term of three years, although it is terminable by either party upon 90 days prior notice following the first anniversary date of the agreement.  The essential terms of the service agreement are as follows:

•

Mr. Braes is entitled to annual compensation of £100,000 per year.

•

Mr. Braes is entitled to be paid a discretionary bonus as determined by Secure Risks’ board of directors.  Currently, Mr. Braes participates with the other employees of Secure Risks in a bonus pool.

Mr. Herbert P. Goertz is employed as President of ISR System under an executive employment agreement with that company dated October 17, 2005.  The essential terms of the employment agreement are as follows:

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

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

•

Mr. Goertz will also be entitled to share, with other employees of ISR Systems and its subsidiary, in a cash and option bonus plan to be established based upon gross margin and revenue targets.

Future commitments for salary agreements as disclosed in detail above consist of the following as of December 31, 2006:

2007	$ 670,000
2008	648,800
2009	567,920

8.

NOTE 10 – SUBSEQUENT EVENTS

On January 2, 2007, the Company granted to Mr. Kevin F. Pickard, as an inducement for acting as the Company’s Interim Chief Financial Officer, a common share purchase option entitling him to purchase 100,000 restricted Universal Holding common shares at the price of $0.75 per share, reflecting the fair market value of the shares as of the date of grant.  These options vest in four equal quarterly tranches commencing April 2, 2007, and lapse to the extent unexercised on January 2, 2012.

On January 11, 2007, the Company sold a total of $1,000,000 of convertible debentures to two accredited investors in a placement facilitated through the Maxim Group.  Interest on outstanding principal of the debentures accrues at the rate of 6% per annum (increased to 12% for so long as the Company is in default under the terms of the debenture), and payable quarterly commencing March 31, 2007.  Outstanding principal on the debentures is payable 24 months from the closing date, subject to acceleration in the event of certain defaults or breaches of continuing covenants. The holders of the debentures may convert unpaid principal on the debentures into common shares at the rate of $0.65 per share, equal to 80% of the VWAP for the Company’s common shares for the ten trading day period prior to the first closing.  Universal Holdings may also elect to pay interest in common shares in lieu of cash at a conversion rate equal to 80% of the VWAP for the Company’s common shares for the ten trading day period preceding the interest payment date.  As additional consideration for the purchase of the debenture, Universal Holdings also granted to the debenture holder stock purchase warrants entitling them to purchase a total of 769,230 common shares at the price of $0.81 per share, or 125% of the conversion price for the debenture.  These warrants contain cashless exercise provisions in the event the underlying shares are not registered with the SEC, and lapse if unexercised five years from the closing date.  In the case of certain non-exempt issuances of securities below the conversion and exercise prices for the debenture and warrants, the holders of those securities will also entitled to full-ratchet anti-dilution protection for a period of one year, and standard weighted-average anti-dilution protection thereafter. As compensation for acting as placement agent for the offering, the Company agreed to pay Maxim Group a cash placement fee equal to 8% of the gross proceeds from the offering.  The Company further agreed to grant Maxim Group a five-year stock purchase warrant, exercisable at $0.65 per share, entitling it to purchase 153,846 common shares at $0.65 per share.  Maxim Group subsequently assigned this warrant to its principal member, Maxim Partners LLC.  The Company also agreed to pay Maxim Group a non-accountable expense allowance equal to 3% of the gross proceeds from the offering, and to reimburse Maxim Group for its expenses and legal fees incurred in connection with this offering, but not to exceed $15,000.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Consolidated Financial Statements For The Years Ended December 31, 2006 and 2005 (continued)

On February 8, 2007, Universal Holdings received correspondence from U.S. counsel representing Mr. John Chase, a former Secure Risks shareholder and employee, demanding, among other things, that Universal Holdings release from escrow 615,224 Universal Holdings common shares initially issued to Mr. Chase in exchange for his Secure Risks shares in connection with Universal Holdings’ acquisition of Secure Risks in June 2004, and further demanding that Universal Holdings issue an opinion letter approving the sale of a portion of these shares under SEC Rule 144, and threatening litigation should Universal Holdings fail to promptly comply with the aforesaid demands.  Shortly before receiving this demand letter, Universal Holdings received a copy of an application to the High Court of Chancery in the United Kingdom from an English law firm seeking the functional equivalent of the issuance of a subpoena duces tecum to Secure Risks on behalf of The Ackerman Group  The application was being made in connection with a lawsuit filed by The Ackerman Group against Mr. Chase, a number of other individuals as well as TAG24, Ltd., a company acquired by Secure Risks from Mr. Chase immediately before Universal Holdings acquisition of Secure Risks in contemplation and as part of that transaction.  In the lawsuit, The Ackerman Group alleges that Mr. Chase was formerly employed by The Ackerman Group, and that he formed TAG24 while so employed and used assets misappropriated from The Ackerman Group to start his new operation.  The Ackerman Group is suing Mr. Chase and TAG24 for misappropriation of company assets, including clients and customers.  These appear to be the part of the assets that Mr. Chase sold to Secure Risks as part of the series of transactions whereby Universal Holdings acquired Secure Risks.

Universal Holdings and Secure Risks are not named as defendants in The Ackerman Group’s lawsuit, and have not to date been threatened with litigation by The Ackerman Group.  Nevertheless, it is possible that should The Ackerman Group prevail, the consideration received by Mr. Chase in exchange for the assets he allegedly misappropriated from The Ackerman Group may be subject to levy in an enforcement action under a variety of legal and equitable theories, including constructive trust.  In order to avoid any liability for Universal Holdings or Secure Risks as being complicit in any transfer of such assets during the pendency of such litigation, Universal Holdings has notified Mr. Chase that the company will not release any of such shares from escrow or otherwise permit any of such shares to be sold under Rule 144 or otherwise transferred during the pendency of such litigation.  It is also possible that The Ackerman Group could assert claims against Secure Risks as TAG 24’s successor, which would result in equitable rights of offset against Mr. Chase.  The events also appear to violate representations and covenants personally given by Mr. Chase in connection with the transaction whereby Universal Holdings acquired Secure Risks.  Mr. Chase has not, to date, responded to Universal Holdings notification of its decision not to release the shares from escrow or to allow a transfer of the shares.  We are currently in the process of determining whether to proceed with an action to rescind the issuance of shares to Mr. Chase on the grounds of fraud.

On March 7, 2007, the Company’s Secure Risks subsidiary entered into a compromise agreement settling the employment agreement termination claim originally made by Mr. Chase on July 5, 2005 for the amount of £16,750.  All claims relating to Secure Risks as described above were excluded from such settlement.

SIGNATURES OF EXECUTIVE OFFICERS AND DIRECTORS

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this annual report on form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on April 3, 2007.

UNIVERSAL GUARDIAN HOLDINGS, INC.
By:	/s/ Michael J. Skellern
Michael J. Skellern, President and Chief Executive Officer (principal executive officer)
By:	/s/ Kevin F. Pickard
Kevin F. Pickard Interim Chief Financial Officer (principal accounting and financial officer)

In accordance with the Exchange Act, this annual report on form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael J. Skellern		April 3, 2007
Michael J. Skellern		President, Chief Executive Officer and Chairman of the Board (Director)
By:	/s/ Mel R. Brashears*		April 3, 2007
Mel R. Brashears		Director
By:	/s/ Michael D. Bozarth*		April 3, 2007
Michael D. Bozarth		Director
By:	/s/ Kenneth A. Merchant*		April 3, 2007
Kenneth A. Merchant		Director
* By:	/s/ Michael J. Skellern
Michael J. Skellern, Agent-In Fact