Form 10QSB
period 2007-03-31
UNIVERSAL GUARDIAN HOLDINGS INC
filed 2007-05-15
CIK 859916

05/15/2007">

United States

Securities And Exchange Commission

Washington, D.C. 20549

_________________

FORM 10-QSB

_________________

(Mark One)

☒	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Quarterly Period Ended March 31, 2007
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 7, 2007, there were issued and outstanding 52,675,634 shares of common stock, par value $0.001 per share, and 600 shares of series ‘A’ preferred stock, par value $0.001 per share.

TABLE OF CONTENTS
Page

INTERIM CONSOLIDATED FINANCIAL STATEMENTS  FOR THE THREE MONTHS ENDED MARCH 31, 2007  (UNAUDITED)

1

Consolidated Balance Sheet

F-1

Consolidated Statements of Operations And Other Comprehensive (Loss)

F-2

Consolidated Statement of Stockholders’ Equity (Deficit)

F-3

Consolidated Statements of Cashflow

F-4

Notes To Interim Consolidated Financial Statements

F-6

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2

General

2

Overview

2

Going Concern

4

Results of Operations

4

Liquidity and Capital Resources

7

Off-Balance Sheet Arrangements

11

Critical Accounting Policies

11

Recent Accounting Pronouncements

11

UNCERTAINTIES AND RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

13

Risks Relating To Our Business

13

Risks Relating To An Investment In Our Securities

18

CONTROLS AND PROCEDURES

22

Evaluation Of Disclosure Controls And Procedures

22

Evaluation Of Changes In Internal Control Over Financial Reporting

22

Material Weaknesses in Collecting And Processing Financial Information

22

LEGAL PROCEEDINGS

23

CHANGES IN SECURITIES AND USE OF PROCEEDS

25

Recent Sales Of Unregistered Equity Securities

25

Use Of Proceeds Of Registered Offerings

25

Repurchases Of Equity Securities

25

DEFAULTS UPON SENIOR SECURITIES

25

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

26

OTHER INFORMATION

26

Matters Not Previously Reported On Form 8-K

26

Voluntary Reports

26

Material Changes To Director Nominee Procedures

26

EXHIBITS

26

SIGNATURES

26

–i–

ADVISEMENTS

Unless the context requires otherwise, “we,” “us,” “our”,  and the “company” and similar terms collectively refer to Universal Guardian Holdings, Inc. and our subsidiaries, while the term “Universal Holdings” refers to Universal Guardian Holdings, Inc. in its individual corporate capacity.  The terms “common shares”, “preferred shares”, “series ‘A’ preferred shares” and “series ‘B’ preferred shares” used in this quarterly report refer to the company’s common stock, par value $0.001 per share, “blank check” preferred stock, par value $.001 per share, series ‘A’ convertible preferred stock, par value $0.001 per share; and series ’B’ convertible preferred stock, par value $0.001 per share, respectively.  The term “UGC series ‘A’ preferred shares” refers to series ’A’ convertible preferred stock, par value $0.001 per share, issued by the company’s Universal Guardian Corporation subsidiary.

The information in this quarterly report is current as of the date of this quarterly report (March 31, 2007), unless another date is specified.

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

–ii–

UNIVERSAL GUARDIAN HOLDINGS, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(UNAUDITED)

Contents

-

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Consolidated Balance Sheet As Of March 31, 2007 (Unaudited)

March 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 2,447,692
Accounts receivable, net of allowance for doubtful accounts of $61,857	2,720,632
Inventory	595,932
Other current assets	444,751
TOTAL CURRENT ASSETS	6,209,007
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,132,340	1,144,554
GOODWILL	3,525,093
INTELLECTUAL PROPERTY, net of accumulated amortization of $582,694	2,680,391
DEBT ISSUE COSTS	1,030,191
TOTAL ASSETS	$ 14,589,236
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 1,974,466
Accrued expenses	1,179,298
Income taxes payable	201,743
Accrued expenses – related parties	185,825
Accrued obligation under abandoned lease	200,000
TOTAL CURRENT LIABILITIES	3,741,332
CONVERTIBLE DEBENTURES, net of discount of $4,088,836	1,911,164
TOTAL LIABILITIES	5,652,496
SERIES ‘A’ CONVERTIBLE PREFERRED STOCK OF SUBSIDIARY - UNIVERSAL GUARDIAN CORPORATION	25,264
COMMITMENTS AND CONTINGENCIES	—
STOCKHOLDERS’ EQUITY
Preferred stock; $0.001 par value, 5,000,000 shares authorized
Series ‘A’ convertible preferred stock, cumulative 7%; $0.001 par value, 600 shares designated as Series ‘A”; 600 shares issued and outstanding ($154,000 of dividends in arrears)	1
Common stock; $0.001 par value; 100,000,000 shares authorized; 52,462,842 shares issued and outstanding	52,463
Additional paid-in capital	36,737,805
Accumulated other comprehensive (loss)	(43,034)
Accumulated deficit	(27,835,759)
TOTAL STOCKHOLDERS’ EQUITY	8,911,476
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 14,589,236

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Operations And Other Comprehensive (Loss) For The Three Months Ended March 31, 2007 and 2006 (Unaudited)

	For the Three Months Ended
	March 31, 2007	March 31, 2006

NET REVENUE	$ 4,779,207	$ 5,393,071
COST OF REVENUE	2,651,044	2,332,130
GROSS PROFIT	2,128,163	3,060,941
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,708,336	3,484,343
LOSS FROM OPERATIONS	(2,580,173)	(423,402)
OTHER INCOME (EXPENSE)
Interest expense	(232,401)	—
Financing costs	—	(164,928)
Amortization of debt discount	(579,135)	—
Interest income	11,020	224
Other, net	7,970	—
TOTAL OTHER INCOME (EXPENSE)	(792,546)	(164,704)
LOSS BEFORE PROVISION FOR INCOME TAXES	(3,372,719)	(588,106)
PROVISION (BENEFIT) FOR INCOME TAXES	—	—
NET LOSS	$ (3,372,719)	$ (588,106)
OTHER COMPREHENSIVE (LOSS)
Foreign currency translation gain (loss)	$ (39,671)	$ 6,327
COMPREHENSIVE (LOSS)	$ (3,412,390)	$ (581,779)
PREFERRED STOCK DIVIDENDS	$ (5,250)	$ (5,250)
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$ (3,377,969)	$ (593,356)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.06)	$ (0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	52,317,609	44,463,560

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statement of Stockholders’ Equity (Deficit) For The Three Months Ended March 31, 2007 (Unaudited)

	Series ‘A’ Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Compre- hensive (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2006	600	$ 1	52,165,774	$ 52,166	$ 35,808,956	$ (3,363)	$ (24,463,040)	$ 11,394,720
Exercise of options (cashless exercise of 600,000 options)	—	—	297,068	297	(297)	—	—
Fair value of warrants issued to consultants	—	—			140,918	—		140,918
Fair value of vesting options issued to employees	—	—			49,008	—		49,008
Value of warrants issued with convertible debentures	—	—			296,533	—		296,533
Value of beneficial conversion feature	—	—			442,687	—		442,687
Foreign currency translation adjustment	—	—	—			(39,671)	—	(39,671)
Net loss	—	—	—	—			(3,372,719)	(3,372,719)
Balance, March 31, 2007	600	$ 1	52,462,842	$ 52,463	$ 36,737,805	$ (43,034)	$ (27,835,759)	$ 8,911,476

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Cashflow For The Three Months Ended March 31, 2007 and 2006 (Unaudited)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net loss	$ (3,372,719)	$ (588,106)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	245,896	240,382
Amortization of prepaid consulting	—	12,470
Amortization of debt discount	579,135	—
Amortization of debt issue costs	145,771	—
Common stock issued for compensation and services	—	31,041
Value of vesting options issued to employees	49,008	90,756
Fair value of options and warrants issued to consultants/ placement agent	56,572	—
(Increase) decrease in:
Accounts receivable	101,414	244,704
Due from officer	75,343	—
Inventory	(32,433)	(389,445)
Deposits and other assets	97,344	(160,132)
Increase (decrease) in:
Accounts payable	70,546	(61,919)
Accrued expenses	126,554	959,229
Accrued expenses—related parties	19,642	3,821
Deferred revenues	—	(1,102,761)
Net cash (used in) operating activities	(1,837,927)	(719,960)
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Purchase of property and equipment	(23,702)	(99,663)
Net cash (used in) investing activities	(23,702)	(99,663)
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants	—	710,000
Proceeds from sale of convertible debentures	1,000,000	—
Payment of offering costs	(110,000)
Net cash provided by financing activities	$ 890,000	$ 710,000

 (continued on next page)

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements Of Cash flow For The Three Months Ended March 31, 2007 and 2006 (Unaudited) (continued)

For the Years Ended
	March 31, 2007	March 31, 2006
EFFECT OF EXCHANGE RATE CHANGES ON CASH	$ (39,671)	$ 6,327
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,011,300)	(103,296)
CASH AND CASH EQUIVALENTS, Beginning of period	3,458,992	666,505
CASH AND CASH EQUIVALENTS, End of period	$ 2,447,692	$ 563,209
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ —	$ —
Income taxes paid	$ —	$ —

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the three months ended March 31, 2007, the Company issued 297,068 shares of common stock in connection with the cashless exercise of 625,000 options.

During the three months ended March 31, 2006 the Company (1) issued 28,894 shares of common stock to consultants and professionals for services valued at $31,041; and (2) issued 2,272,727 shares of common stock in connection with the acquisition of Universal Guardian Systems, Ltd. (formerly MeiDa Information Technology, Ltd.), valued at $3,000,000.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Three Months Ended March 31, 2007 and 2006 (Unaudited)

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

Basis of Presentation

These unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Three Months Ended March 31, 2007 and 2006 (Unaudited)

regulations.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the Company for its year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB for that year, as it may be amended.  The results for the three-month interim period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007

Going Concern; Management’s Plans

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company’s continuation as a going concern.  The Company incurred a net loss for the three-month interim period ended March 31, 2007 of $3,372,719, used cash for operating activities of $1,837,927 for the three-month interim period ended March 31, 2007,  and at March 31, 2007 had an accumulated deficit of $27,835,759.  While the Company’s UG Services Group has generated significant increases in revenue and gross profit over the past several fiscal years, these gains have been partially offset by significant continuing selling, general and administrative costs attributable to supporting the Company’s UG Products and UG Systems Groups pending the delayed introduction of their products and services to market.  As a consequence of those continuing costs and delays, the Company now anticipates that it will need to raise approximately $2 million in additional capital to fully execute its plan of operation over the next twelve months, including ramping-up sales of UG Products and UG Systems Group products and services in order to generate revenues to make a significant contribution toward covering their proportionate share of selling, general and administrative costs.  The Company is currently airing Cobra StunLight™ infomercials and commercials on local and national television in the United States.  The Company will seek to raise the additional capital required through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  The Company may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  The Company currently does not have any binding commitments for, or readily available sources of, additional financing. The Company cannot give any assurance that it will be able to secure the additional cash or working capital it may require to continue its operations.  Should the Company be unable to raise the additional working capital required to fully execute its plan of operation over the next twelve months, the Company may be forced to reduce or suspend its operations in the meantime.  The foregoing circumstances raise substantial doubt about the Company’s ability to continue as a going concern in the event it is unable to raise the additional capital required. These interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 –SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain reclassifications have been made to the balances as of March 31, 2006 to conform to the March 31, 2007 presentation.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Three Months Ended March 31, 2007 and 2006 (Unaudited)

Intellectual Property

The intellectual property acquired with the acquisition of UG Systems is being amortized over seven years.  Annual amortization of intellectual property is expected to be approximately $466,000.  Amortization expense amounted to $116,538 and $116,539 for the three-month interim periods ended March 31, 2007 and March 31, 2006, respectively.

Stock Based Compensation

The Company adopted Statements of Financial Accounting Standards (”SFAS”) No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006.  SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value.  Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.  The Company recognized $49,008 and $90,756 in share-based compensation expense for the three months ended March 31, 2007 and 2006, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  As of March 31, 2007, the Company used estimates in determining the realization of its accounts receivable, fixed assets, intangible assets, accrued expenses, and the fair value of equity instruments issued for services.  Actual results could differ from these estimates.

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

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Three Months Ended March 31, 2007 and 2006 (Unaudited)

Inventory

Inventories are stated at the lower of cost or market on a first-in, first-out basis.  The Company’s inventory balance at March 31, 2007 principally consists of Cobra StunLights™ available for sale.

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

Impairment of Long-Lived Assets

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  No impairment loss was recorded for the three month interim periods ended March 31, 2007 and 2006.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method based on estimated useful lives from 3 to 7 years.  Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized.  Gains and losses on disposals are included in the results of operations.

Intangible Assets

Intangible assets consist of goodwill purchased in connection with the acquisition of SSSI.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles.  If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  No impairment was recorded for the three month interim periods ended March 31, 2007 and 2006.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Three Months Ended March 31, 2007 and 2006 (Unaudited)

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

Revenue Recognition

The Company generates revenue by providing business risk solutions and strategic and tactical security services to protect governmental and commercial assets worldwide.  Generally, the Company enters into contracts with its customers to provide certain services.  When an initial set up fee is charged, this fee is recognized as revenue over the terms of the contracts.  The Company recognizes revenue for the service fee on a monthly basis as services are performed.  Revenue, billed monthly, is only recognized if the Company deems that collection is probable and other criteria of SFAS No. 48, Emerging Issues Task Force (“EITF”) 00-21 and Staff Accounting Bulletin (“SAB”) No. 104 are met.

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

The Company typically enters into multiple element arrangements, which include software licenses, software services, PCS and occasionally hardware.  The majority of the Company’s software arrangements are multiple element arrangements, but for those arrangements that include customization or significant modification of the software, or where software services are otherwise considered essential to the functionality of the software in the customer’s environment, the Company uses contract accounting and applies the provisions of SOP 81-1.  No such revenues have been recognized for the three month interim period ended March 31, 2007.

If the arrangement does not require significant modification or customization, revenue is recognized when all of the following conditions are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the Company’s fee is fixed or determinable; and collectibility is probable.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Three Months Ended March 31, 2007 and 2006 (Unaudited)

For multiple element arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total arrangement fee to the elements based on the fair value of the element using vendor-specific evidence of fair value (“VSOE”), regardless of any separate prices stated within the contract for each element.  Fair value is considered the price a customer would be required to pay if the element was sold separately based on the Company’s historical experience of stand-alone sales of these elements to third parties.  For PCS, the Company uses renewal rates for continued support arrangements to determine fair value.  For software services, the Company uses the fair value charged to customers when those services are sold separately.  In software arrangements in which the Company has the fair value of all undelivered elements but not of a delivered element, the “residual method” is applied as allowed under SOP 98-9 in accounting for any element of a multiple-element arrangement involving software that remains undelivered such that any discount inherent in a contract is allocated to the delivered element.  Under the residual method, if the fair value of all undelivered elements is determinable, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue assuming the other revenue recognition criteria are met.  In software arrangements in which the Company does not have VSOE for all undelivered elements, revenue is deferred until fair value is determined or all elements for which the Company does not have VSOE have been delivered.  Alternatively, if sufficient VSOE does not exist and the only undelivered element is services that do not involve significant modification or customization of the software, the entire fee is recognized over the period during which the services are expected to be performed.  No such revenues have been recognized for the three month interim periods ended March 31, 2007 and 2006.

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

For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, the Company recognizes revenue using contract accounting.  The Company generally uses the percentage-of-completion method to recognize revenue from these arrangements.  The Company measures progress-to-completion primarily using labor hours incurred, or value added.  The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract since the Company has the ability to produce reasonably dependable estimates of contract billings and contract costs.  The Company uses the level of profit margin that is most likely to occur on a contract.  If the most likely profit margin cannot be precisely determined, the

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Three Months Ended March 31, 2007 and 2006 (Unaudited)

lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely.  These arrangements are often implemented over an extended time period and occasionally require us to revise total cost estimates.  Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in the Company’s cost estimates.  Changes to total estimated contract costs, if any, are recorded in the period they are determined.  Estimated losses on uncompleted contracts are recorded in the period in which the Company first determines that a loss is apparent.  No such revenues have been recognized for the three month interim period ended March 31, 2007 and 2006.

Software Services

Some of the Company’s software arrangements will include services considered essential for the customer to use the software for the customer’s purposes.  For these software arrangements, both the software license revenue and the services revenue are recognized as the services are performed using the percentage-of-completion contract accounting method.  When software services are not considered essential, the fee allocable to the service element is recognized as revenue as the Company performs the services.  No such revenues have been recognized for the three month interim periods ended March 31, 2007 and 2006.

Deferred Revenue

The Company recognizes deferred revenue for products that are ordered and credit card payment received, but not shipped prior to the balance sheet date..

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred.  Advertising and marketing expense for the three-month interim periods ended March 31, 2007 and 2006 were $403,992 and $20,916, respectively.

Warranty

A warranty period of one year is provided for the Company’s Cobra Stunlight product. Periodically, the recorded warranty liability is evaluated with consideration given to actual warranty expense incurred on a historical basis, the volume of products still under warranty, and the warranty period remaining for those products.

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

Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Three Months Ended March 31, 2007 and 2006 (Unaudited)

basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At March 31, 2007 and March 31, 2006, the only potential dilutive securities were 10,230,000 and 7,760,000 common stock options, 9,230,769 and 0 shares of common stock issuable upon the conversion of outstanding convertible debentures, and 14,198,902 and 5,595,812 common stock warrants/other options, respectively.  The Company’s potential dilutive securities also included eight shares of common stock that are issuable upon the conversion of the Company’s series ‘A’ convertible preferred stock.  In addition at each of March 31, 2007 and March 31, 2006, the Company had outstanding 18,714 shares of Guardian Corporation’s series ‘A’ preferred stock that can be converted into 18,714 shares of the Company’s common stock, respectively.  Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss).

The following table presents the components of other comprehensive income (loss):

Three-month interim periods ended, (net of tax)	March 31, 2007	March 31, 2006
Foreign Currency Translation Gain (Loss)	$ (39,671)	$ 6,327

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−An amendment of FASB Statements No. 87, 88, 106, and 132(R)".  One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans.  SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This statement also requires an employer to measure the funded status of a plan as of the date of its year−end statement of financial position, with limited exceptions.  SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Three Months Ended March 31, 2007 and 2006 (Unaudited)

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

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is analyzing the potential accounting treatment.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109.” Interpretation No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.  The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred.  Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  Interpretation No. 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods.  Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006.  The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations.  In such instances, the impact of the adoption of Interpretation No. 48 will result in an adjustment to goodwill.  While the Company’s analysis of the impact of adopting Interpretation No. 48 is not yet complete, the Company does not currently anticipate that this will have a material impact on its  consolidated financial statements.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements.  EITF 00-19-2 addresses an issuer's accounting for registration

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Three Months Ended March 31, 2007 and 2006 (Unaudited)

payment arrangements.  This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.”  The guidance in EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements.  EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.   EITF 00-19-2 is effective for fiscal year beginning after December 15, 2006.  The Company has determined that this FSP will not have an impact on its March 31, 2007 financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

The cost of property and equipment at March 31, 2007 consisted of the following:

Machinery and equipment	$ 625,875
Armored vehicles	946,973
Office equipment	704,046
2,276,894
Less accumulated depreciation	(1,132,340)
$ 1,144,554

Depreciation expense for the three-month interim periods ended March 31, 2007 and March 31, 2006 was $129,358 and $123,843, respectively.

NOTE 4 – RELATED PARTY TRANSACTIONS

Accrued Expenses – Related Party

Accrued expenses – related party consist of amounts due directors and management of the Company’s Universal Guardian Services PTE, Ltd and ISR Systems subsidiaries.

NOTE 5 – CONVERTIBLE DEBENTURES

On December 4 and 8, 2006, the Company sold a total of $5,000,000 of convertible debentures (the “First Debentures”) to a total of 43 accredited investors in a $2 million-$5 million minimum-maximum private placement facilitated through the Maxim Group, LLC (“Maxim Group”), an NASD member Broker Dealer.

On January 11, 2007, the Company sold an additional $1,000,000 of convertible debentures (the “Second Debentures”) to two accredited investors in a separate private placement also facilitated through the Maxim Group.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Three Months Ended March 31, 2007 and 2006 (Unaudited)

Interest on outstanding principal of both the First and Second Debentures (collectively, the “Debentures”) accrues at the rate of 6% per annum (increased to 12% for so long as the Company is in default under the terms of the debenture), and payable quarterly commencing March 31, 2007.

Outstanding principal on the First and Second Debentures is payable 24 months from their respective closing dates, subject to acceleration in the event of certain defaults or breaches of continuing covenants.  The holders of the Debentures may convert unpaid principal on the debentures into common shares at the rate of $0.65 per share, equal to 80% of the volume weighted average price for the Company’s common shares for the ten trading day period prior to the first closing.  The Company may also elect to pay interest in common shares in lieu of cash at a conversion rate equal to 80% of the volume weighted average price for the Company’s common shares for the ten trading day period preceding the interest payment date.

As additional consideration for the purchase of the Debentures, the Company also granted to the holders of the First and Second Debentures stock purchase warrants entitling them to purchase a total of 3,846,159 and 769,230 common shares, respectively, at the price of $0.81 per share, or 125% of the conversion price for the Debentures.  These warrants contain cashless exercise provisions in the event the underlying shares are not registered with the SEC and lapse if unexercised five years from the closing date.  In the case of certain non-exempt issuances of securities below the conversion and exercise prices for the debenture and warrants, the holders of those securities will also entitled to full-ratchet anti-dilution protection for a period of one year, and standard weighted-average anti-dilution protection thereafter.

As compensation for acting as placement agent, the Company paid Maxim Group a cash placement fee equal to 8% of the gross proceeds from each offering, or $400,000 and $80,000 for the First and Second Debenture offerings, respectively.  As additional compensation, the Company granted to Maxim Group five-year stock purchase warrants entitling it to purchase 769,231 and 153,846 common shares with respect to the First and Second Debenture offering, respectively, at $0.65 per share.  These warrant grants were valued at $444,762 and $84,346 for the First and Second Debenture offering, respectively, using the Black-Scholes option pricing model using the following assumptions:  term of 5 years, a risk-free interest rate of 4.5%, a dividend yield of 0% and volatility of 96%.  Maxim Group subsequently assigned these warrants to its principal member, Maxim Partners LLC.  The Company also paid Maxim Group a non-accountable expense allowance equal to 3% of the gross proceeds from each offering, or $150,000 and $30,000 for the First and Second Debenture offerings, respectively.  The Company also reimbursed Maxim Group a total of $22,837 and $0 for its expenses and legal fees incurred in connection with the First and Second Debenture offerings, respectively.

The total offering costs for the First and Second Debenture offerings were $1,017,599 and $194,346, respectively.  These costs were capitalized as debt issue costs in the accompanying interim consolidated balance sheet, and are being amortized to interest expense over the term of the debentures.   For the three-month interim period ended March 31, 2007, the Company amortized $145,771 of the combined debt issued costs into interest expense.

The warrants and conversion feature in the above Debenture offerings are not considered derivative instruments that need to be bifurcated from the original security since the convertible debentures have a floor on the conversion price, which means the Company can determine the maximum shares that could be issued upon conversion.  Therefore, in accordance with EITF 00-27, the Company first determined the value of the Debenture and the fair value of the detachable warrants issued in connection with the Debenture.  The estimated value of the warrants issued in connection with the First and Second Debenture offerings was $2,223,827

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Three Months Ended March 31, 2007 and 2006 (Unaudited)

and $421,728, respectively, using the Black-Scholes option pricing model and the following assumptions:  term of 5 years, a risk free interest rate of 4.5%, a dividend yield of 0% and volatility of 96%.

In the case of the First Debentures, the $5,000,000 face amount was proportionately allocated to the debenture and the warrants in the amounts of $3,461,228 and $1,538,772, respectively.  The value of the First Debentures was then allocated between the debenture and the beneficial conversion feature, which amounted to $928,225 and $2,533,003, respectively.  The combined total discount for the First Debenture offering is $4,071,775 and is being amortized over the term of the debenture. In the case of the Second Debentures, the $1,000,000 face amount was proportionately allocated to the debenture and the warrants in the amounts of $703,467 and $296,533, respectively.  The value of the Second Debentures was then allocated between the debenture and the beneficial conversion feature, which amounted to $260,780 and $442,687, respectively.  The combined total discount for the Second Debenture offering is $739,220 and is being amortized over the term of the debenture.  For the three-month interim period ended March 31, 2007, the Company amortized a total of $579,135 of the aforesaid discounts determined for the First and Second Debenture offerings as other expense in the accompanying interim consolidated statements of operations.

The Company is obligated to register the common stock underlying the conversion of both the First and Second Debentures and the exercise of the warrants under registration rights agreements for each such offering.  For each Debenture offering, the Company was required to file a registration statement within 30 days of the final closing date (December 8, 2006 and January 11, 2007 for the First and Second Debenture offerings, respectively), and to procure a declaration by the SEC of the effectiveness of that registration statement within 90 days of that closing date (120 days if the registration statement is reviewed by the SEC).  Failure to file the registration statement, or have it declared effective by the SEC. would result in a penalty of 1% of the outstanding principal amount of the convertible debenture for each 30 day period the Company is not in compliance with those obligations.  The Company electronically transmitted a registration statement for both offerings to the SEC on January 16, 2007, thereby satisfying the filing obligation under each Debenture offering (as a consequence of the pending Second Debenture offering, the holders of the First Debentures agreed to extend the initial registration statement filing date for their offering to January 16, 2007).  After reviewing the registration statement, the SEC declared it effective on April 10, 2007.

In accordance with FSP EITF 00-19-2, upon the closing of each Debenture transaction, the Company did not believe it was probable that a registration penalty will be incurred; therefore, the Company did not factor in a registration penalty in the allocation of the proceeds of the convertible debenture.

The carrying amount of the Debentures at March 31, 2007 is as follows:

Carrying amount at December 31, 2006	$ 1,071,249
Issuance of additional convertible debentures	1,000,000
Discount related to warrants	(296,533)
Discount related to conversion feature	(442,687)
Amortization of discounts during the three months ended March 31, 2007	579,135
Carrying amount at March 31, 2007	$ 1,911,164

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES

Notes To Interim Consolidated Financial Statements

For The Three Months Ended March 31, 2007 and 2006

(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY

Series ‘A’ Convertible Preferred Stock

At March 31, 2007, the Company had 600 series ‘A’ convertible preferred shares outstanding.

The series ‘A’ preferred shares carry a 7% cumulative dividend, and are convertible into common shares at the Company’s discretion if its common shares trading at $120 per share ($6 per share pre-split) for five consecutive days.  The series ‘A’ preferred shares are non-voting, carry no redemption rights, and carry a $300,000 liquidation preference, in addition to the payment of cumulative dividends.  As of March 31, 2007, there was $154,000 of dividends in arrears with respect to these shares.

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

Series ‘B’ Convertible Preferred Stock

At March 31, 2007, the Company had 0 series ‘B’ convertible preferred shares outstanding, respectively.

The Company originally issued 5,250 series B’ convertible preferred shares on August 17, 2005 as part of a single private placement pursuant to which the Company sold (1) 4,250 unregistered shares of series ‘B’ convertible preferred stock to Monarch Pointe Fund, Ltd. (“Monarch”) for the sum of $425,000, and (2) 1,000 unregistered shares of series ‘B’ convertible preferred stock to Mercator Momentum Fund III, LP (“Mercator Fund III”) for the sum of $100,000.  The 5,250 series ‘B’ preferred shares were convertible at the option of the holders into a total of 480,505 common shares in the ordinary course of conversion, or 533,862 common shares in the event of a default with respect to the Company’s obligations under the subscription agreement governing the sale of those shares.  On April 18, 2006, the holders of the series ‘B’ preferred shares converted all of those shares into 480,505 common shares.

Common Stock

For The Three Months Ended March 31, 2007

On January 2, 2007, the Company granted to Mr. Kevin F. Pickard, as an inducement for acting as the Company’s Interim Chief Financial Officer, a common share purchase option entitling him to purchase 100,000 restricted Universal Holding common shares at the price of $0.75 per share, reflecting the fair market value of the shares as of the date of grant.  These options vest in four equal quarterly tranches commencing April 2, 2007, and lapse to the extent unexercised on January 2, 2012, subject to standard acceleration and forfeiture provisions.  These options were valued at $71,040 using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 4.5%, a dividend yield of 0% and volatility of 169%.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Three Months Ended March 31, 2007 and 2006 (Unaudited)

On February 13, 2007, the Company issued 297,068 shares of common stock in connection with the cashless exercise of 625,000 options.

For The Three Months Ended March 31, 2006

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

Series ‘A’ Preferred Stock of Subsidiary - Universal Guardian Corporation

At March 31, 2007, Guardian Corporation had 18,714 UGC series ‘A’ preferred shares outstanding.  This has been presented on the accompanying interim consolidated balance sheet in a manner similar to minority interest.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

On February 8, 2007, Universal Holdings received correspondence from U.S. counsel representing Mr. John Chase, a former Secure Risks shareholder and employee, demanding, among other things, that Universal Holdings release from escrow 615,224 Universal Holdings common shares initially issued to Mr. Chase in exchange for his Secure Risks shares in connection with Universal Holdings’ acquisition of Secure Risks in June 2004, and further demanding that Universal Holdings issue an opinion letter approving the sale of a portion of these shares under

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Three Months Ended March 31, 2007 and 2006 (Unaudited)

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

Universal Holdings and Secure Risks are not named as defendants in The Ackerman Group’s lawsuit, and have not to date been threatened with litigation by The Ackerman Group.  Nevertheless, it is possible that should The Ackerman Group prevail, the consideration received by Mr. Chase in exchange for the assets he allegedly misappropriated from The Ackerman Group may be subject to levy in an enforcement action under a variety of legal and equitable theories, including constructive trust.  In order to avoid any liability for Universal Holdings or Secure Risks as being complicit in any transfer of such assets during the pendency of such litigation, Universal Holdings has notified Mr. Chase that the company will not release any of such shares from escrow or otherwise permit any of such shares to be sold under Rule 144 or otherwise transferred during the pendency of such litigation.  It is also possible that The Ackerman Group could assert claims against Secure Risks as TAG 24’s successor, which would result in equitable rights of offset against Mr. Chase.  The events also appear to violate representations and covenants personally given by Mr. Chase in connection with the transaction whereby Universal Holdings acquired Secure Risks.  Mr. Chase has not, to date, responded to Universal Holdings notification of its decision not to release the shares from escrow or to allow a transfer of the shares.  The Company is currently in the process of determining whether to proceed with an action to rescind the issuance of shares to Mr. Chase on the grounds of fraud.

The Company is involved in certain legal proceedings and claims that arise in the normal course of business.  Management does not believe that the outcome of these matters will have a material adverse effect on the Company’s financial position or results of operations.

Settlements

On December 27, 2006, the Company entered into a Settlement Agreement and Mutual General Release with The Kaplan Group in respect to the complaint that was filed in the Los Angeles County Superior Court against Universal Holdings and Michael J. Skellern entitled “H. Seth Kaplan, Plaintiff v. Universal Guardian Holdings, Inc.; and Michael Skellern, Defendants”.  In addition to resolving that action, the Settlement Agreement included the separate claims made by Mr. Kaplan for the conveyance of 250,000 common shares purportedly earned as a finder’s fee upon the appointment of Mr. Michael Stannard to the Company’s board of directors pursuant to an alleged independent promise made by the company.  In consideration and exchange for a full and complete release of the Company, its subsidiaries as well as all of its officers and directors which release includes a waiver of the rights afforded under California’s Civil Code section 1542, Universal Holdings agreed to issue to The Kaplan Group 250,000 registered shares of the Company’s common stock valued at $195,000 which may be sold in three equal tranches every

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Three Months Ended March 31, 2007 and 2006 (Unaudited)

thirty days commencing January 2, 2007.  The Company has fully performed the terms of the Settlement Agreement.

On July 5, 2005, the Company’s Secure Risks subsidiary received a demand from solicitors for Mr. John Chase, a former Secure Risks employee, claiming that the termination of Mr. Chase’s employment breached the terms of his written employment agreement.  By reason of this alleged breach, the plaintiff claims he is entitled to statutory damages under English law as well as contract damages for the full term of the agreement.  It is the Company’s position the termination of the plaintiff’s employment conformed with the terms and conditions of his employment agreement and did not constitute a breach.  Secure Risks retained a UK solicitor who responded to the plaintiff’s demand.  The plaintiff then filed a claim with the Employment Tribunal, an administrative agency which hears labor disputes in England and Wales.  Secure Risks filed a timely response to the plaintiff’s claims.  On September 21, 2006, the Employment Tribunal convened a pre-hearing review and case management conference.  The Tribunal concluded that Mr. Chase was entitled to the governing unfair dismissal statutes and set the matter for a full hearing on March 7, 2007.  On March 7, 2007, the Company’s Secure Risks subsidiary entered into a compromise agreement settling all employment claims for the amount of £16,750 ($32,328).  All claims relating to the Secure Risks escrow shares as described above were excluded from such settlement.

NOTE 8 – SUBSEQUENT EVENTS

On April 18, 2007, the Company employed Mr. Kevin A. Westcott as its President and Chief Operating Officer pursuant to the terms of a four-year employment agreement.  Under the agreement, Mr. Westcott is currently entitled to annual compensation of $240,000.  The Company may also in its discretion pay Mr. Westcott a bonus at the end of each year of employment.  As an inducement for Mr. Westcott’s employment, the Company granted to Mr. Westcott a common share purchase option entitling him to purchase over four years 500,000 common shares at the price of $0.67 per share, reflecting the fair market value of the shares as of the date of grant.  The options vest in equal installments on the first through fourth anniversary dates of employment, and lapse to the extent unexercised five years from the date of grant, subject to standard acceleration and forfeiture provisions.  In the event of the termination of the employment agreement due to Mr. Westcott’s death or disability, termination by the company without “cause” (as that term is defined in the agreement), or termination by Mr. Westcott for “good reason”, then Mr. Westcott shall be entitled to one month’s salary as severance pay.  In addition to a default by the Company under the employment agreement, the term “good reason” is defined to include (1) a significant diminution in the nature or scope of Mr. Westcott’s authority, title, function duties or responsibilities from those set forth in the employment agreement, a reduction in Mr. Westcott’s annual base compensation by more than 10%; (2) the relocation of Mr. Westcott’s principal work location to a location that is greater than 75 miles from Newport Coast, California; and (3) a change in control of the company.  For purposes of the foregoing, a change of control shall occur in the event there is a change in the majority of the composition of the board of directors of the company as constituted on the date of the agreement.

On April 24, 2007, the Company issued 38,461 common shares to the holder of a convertible debenture upon its election pursuant to the terms of the debenture to converted $25,000 in principal on that debenture into common shares at the rate of $0.65 per share

On April 25, 2007, the Company issued a total of 174,331 common shares to 45 investors holding our convertible debentures in payment of $107,922 of interest accrued on those debentures for the period commencing as of the date of issuance/sale of the debentures (December 8, 2006 and January 11, 2007) and ending as of March 31, 2007.  This issuance was made pursuant to the

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Three Months Ended March 31, 2007 and 2006 (Unaudited)

Company’s election under the terms of the debentures to pay interest in shares in lieu of cash at the rate of $0.62 per share.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our unaudited interim consolidated financial statements and their explanatory notes included as part of this quarterly report, and (2) our audited annual consolidated financial statements and explanatory notes for the year ended December 31, 2006 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC, as it may be amended.  The results for the three-month interim period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

Going Concern

The unaudited interim consolidated financial statements included with this quarterly report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.  As noted below in “Results Of Operations” and “Liquidity And Capital Resources—Capital Resources Going Forward”, while our UG Services Group has generated significant increases in revenue and gross profit over the past several fiscal years, these gains have been offset by significant continuing selling, general and administrative costs attributable to supporting our UG Products and UG Systems Groups pending the delayed introduction of their products and services to market.  As a consequence of these continuing costs and delays, we now anticipate that we will need to raise approximately $2 million in additional capital to fully execute our plan of operation over the next twelve months, including ramping-up sales of our UG Products and UG Systems Group products and services in order to generating revenues to make a significant contribution toward covering their proportionate share of selling, general and administrative costs.  As discussed in greater detail in “Note 1—Presentation–Going Concern; Management’s Plans”, contained in the explanatory notes to our unaudited interim consolidated financial statements included with this quarterly report, the foregoing circumstances raise substantial doubt about our ability to continue as a going concern in the event we are unable to raise the additional capital.  Our unaudited interim consolidated financial statements and their explanatory notes included as part of this quarterly report do not include any adjustments that might result from the outcome of this uncertainty, nor do they include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations

Selected Statement Of Operations Data

Summarized in the table below is statement of operations data comparing the three-month interim period ended March 31, 2007 with our three-month interim period ended March 31, 2006:

	Three Months Ended March 31,		Change ($)	Change (%)
	2007	2006
Net revenue	$ 4,779,207	$ 5,393,071	$ (613,864)	(11%)
Cost of revenue	2,651,044	2,332,130	318,914	14%
Gross profit	2,128,163	3,060,941	(932,778)	(30%)
Selling, general and administrative expenses	4,708,336	3,484,343	1,223,993	35%
Loss from operations	(2,580,173)	(423,402)	(2,156,771)	(509%)
Interest expense	(232,401)	—	(232,401)	—
Financing costs	—	(164,928)	164,928	—
Amortization of debt discount	(579,135)	—	(579,135)	—
Interest income	11,020	224	10,796	4,820%
Other, net	7,970	—	7,970	—
Total other income (expense)	(792,546)	(164,704)	(627,842)	(381%)

Loss before provision for income taxes	(3,372,719)	(588,106)	(2,784,613)	(473%)
Provision (benefit) for income taxes	—	—	—	—
Net loss	$ (3,372,719)	$ (588,106)	(2,784,613)	(473%)

Revenues And Gross Profits

Revenue for the three-month interim period ended March 31, 2007 was $4,779,207, as compared to $5,393,071 for the corresponding interim period in fiscal 2006.  Cost of revenue, gross profit and gross margin for the three-month interim ended March 31, 2007 were $2,651,044, $2,128,163 and 45%, respectively, as compared to $2,332,130, $3,060,941 and 57%, for the corresponding interim period in fiscal 2006, respectively .

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

The $613,864 or 11% decline in our revenues for the three-month interim period ended March 31, 2007 as compared to the corresponding interim period in fiscal 2006 was principally attributable to a decline in revenue from our services group due to the non-renewal upon the expiration of an existing contract.  The $318,914 or 14% increase in our cost of revenues for the three-month interim period ended March 31, 2007 as compared to the corresponding interim period in fiscal 2006 was principally attributable to termination costs incurred by the UG Services Group to reduce staff and otherwise wind-down certain business operations (referred to as “demobilization costs”) related to the expiration of an existing contract.  In addition to such demobilization costs, the UG Services Group incurred costs associated with adding staff and initiating operations (referred to as “mobilization costs”) relating to another contract for which we made an unsuccessful bid followed by demobilization costs to discontinue and unwind those efforts.  Given our expectation that the terminated contract would be renewed and that we would be awarded another contract based upon a successful bid, the aggregate amount of the mobilization and demobilization costs exceeded the amount of costs ordinarily incurred in the ordinary course of our business.

The $932,778 or 30% decrease in our gross profit for the three-month interim period ended March 31, 2007 as compared to the corresponding interim period in fiscal 2006, and the respective decline in our gross margin from 57% to 44%, was principally attributable to lower revenue for the three-month interim period ended March 31, 2007 and the increase in our cost of revenue during the three-month interim period ended March 31, 2007, attributable to the additional mobilization and demobilization costs discussed above.   Inasmuch as we believe that the aforesaid mobilization and demobilization costs represent unusual one-time events, we anticipate that our gross margin percentages will return to their more recent historical levels commencing in the second quarter of fiscal 2007, and that our gross margin percentages should increase in the long term as we increase revenues with anticipated sales of our Cobra StunLightTM product which carry higher margins.

Selling, General And Administrative Expenses And Loss From Operations

Summarized in the table below are selling, general and administrative expenses comparing the three-month interim period ended March 31, 2007 with the three-month interim period ended March 31, 2006:

	Three Months Ended March 31,		Change ($)	Change (%)
	2007	2006
Fees for outside consultants and professionals	$ 666,194	$ 315,170	351,024	111%
Payroll and related benefits	2,013,775	1,624,813	388,962	24%
Rent	304,518	192,765	111,753	58%
Travel	209,176	279,494	(70,318)	(25%)
Insurance	199,783	166,748	33,035	20%
Utilities	59,157	42,836	16,321	38%
Writedown of asset	84,626	33,840	50,786	150%
Depreciation and amortization	245,896	240,382	5,514	2%
Marketing	403,992	20,916	383,076	1,831%
Research and development	144,100	72,002	72,098	100%
Other	377,119	495,377	(118,258)	(24%)
	$ 4,708,336	$ 3,484,343	1,223,993	35%

Selling, general and administrative expenses for the three-month interim period ended March 31, 2007 was $4,708,336, as compared to $3,484,343for the corresponding interim period in fiscal 2006, representing a $1,223,993 or 35% overall increase.  The overall increase was principally attributable to (1) the mobilization and demobilization costs relating to the expiration of a contract as well as the unsuccessful bid discussed above, and (2) additional production and marketing costs for the Cobra StunLightTM as we expand the introduction of that product to the market.  Our payroll and related benefits increased by $388,962 or 24% principally as a result of the additional mobilization and demobilization costs while our outside consultants and professional fees increased by $351,024 or 111%.  Our marketing expense increased by $383,076 or 1,831% principally as a result of additional production and marketing costs for the Cobra StunLightTM.  By concluding our demobilization efforts discussed above during the first quarter of fiscal 2007, as well as reducing the number of employees and consultants to levels appropriate to service our existing contracts, we have reduced selling, general and administration costs by approximately $500,000 per month. We are also in the process of making other reductions to our selling, general and administration costs across all three of our business divisions.

Other Income And Expense And Net Loss

Interest expense for the three-month interim period ended March 31, 2007 was $232,401, as compared to $0 for the corresponding interim period in fiscal 2006.  Interest expense in fiscal 2007 relates to interest on notes payable and convertible debentures.  The overall increase in interest expense was attributable to the interest charged related to the interest on $6 million in convertible debentures issued in December 2006 and January 2007 and the amortization of the debt issuance costs associated with these convertible debentures.

Financing costs for the three-month interim period ended March 31, 2007 was $0, as compared to $164,928 for the corresponding interim period in fiscal 2006.  Financing costs in fiscal 2006 reflected the value of warrants given in settlement of contractual rights.

Interest income for the three-month interim period ended March 31, 2007 was $11,020, as compared to $224 for the same period in 2006.  The increase in interest income for the three-month interim period ended March 31, 2007 principally relates to higher cash balances for that period as compared to the corresponding interim period in fiscal 2006.

Amortization of debt discount for the three-month interim period ended March 31, 2007 was $579,135, as compared to $0 for the same period in 2006.  Amortization of debt discount related to the discount associated with $6 million in convertible debentures issued in December 2006 and January 2007.

Net Loss

We recorded a net loss (before provision for income taxes) of $3,372,719 during the three-month interim period ended March 31, 2007, as compared to a net loss (before provision for income taxes) of $588,106 during the corresponding interim period in fiscal 2006, representing a $2,784,613 or 473% increase in our net loss.  Our net loss for the three-month interim period ended March 31, 2006 is principally attributed to the $1,223,993, $627,842 and $318,914 increases in our selling, general and administrative, total other expense and cost of revenue for fiscal 2007, augmented by a decrease of $613,864 in revenues for fiscal 2007.

Liquidity and Capital Resources

Historical Sources of Cash

We principally financed our operations and acquisitions through a combination of (1) the sale of common shares for cash; (2) the issuance of our common shares and/or options or warrants to purchase our common shares to various consultants in payment for the provision of their services, or to other creditors in satisfaction of our indebtedness to them; (3) short-term financings including the sale of debentures; (4) proceeds from the exercise of common share purchase options or warrants; (5) the sale of series ‘B’ preferred shares for cash; (6) the issuance of convertible debentures; and(7) revenues received from our Secure Risks subsidiary.  Included in the above are the following significant transactions:

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

•

On January 14, 2005, as part of a single transaction, we sold short-term convertible debentures in the amount of $250,000 to The Hunter Fund Ltd. (“Hunter Fund”), $150,000 to IKZA Holding Corp. (“IKZA”) and $100,000 to Loman International SA (“Loman”).  These debentures were subsequently paid in full on February 8, 2005, prior to their June 30, 2005 maturity date.

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

•

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

Cash Position and Sources And Uses Of Cash

Our cash and cash equivalents position as of March 31, 2007 was $2,447,692, as compared to $3,458,992 as of December 31, 2006.  The decrease in our cash and cash equivalents for the three-month interim period ended March 31, 2007 was principally attributable to $1,837,927 in cash used in operating activities and $23,702 in cash used in investing activities, partially offset by $890,000 in cash provided by financing activities.

Our operating activities used cash in the amount of $1,837,927 for the three-month interim period ended March 31, 2007, as compared to $719,960 for the corresponding interim period in fiscal 2006.  The $1,837,927 in cash used in operating activities for the three-month interim period ended March 31, 2007 reflected our net loss of $3,372,719 for that period, partially offset by an overall net increase in non-cash deductions and non-cash working capital balances in the amount of $1,534,792.  The $719,960 in cash used in operating activities for the three-month interim period ended March 31, 2006 reflected our net loss of $588,106 for that period, plus an additional $131,854 overall net increase in non-cash deductions and non-cash working capital balances.

Our investing activities used cash in the amount of $23,702 for the three-month interim period ended March 31, 2007, as compared to $99,663 for the corresponding interim period in fiscal 2006.  The decrease in our investing activities loss for the three-month interim period ended March 31, 2007over the corresponding interim period in fiscal 2006 was principally attributed to a reduction in the purchase of property and equipment for our SSSI subsidiary.

Our financing activities generated cash in the amount of $890,000 for the three-month interim period ended March 31, 2007, as compared to $710,000 for the corresponding interim period in fiscal 2006. The source of cash for the three-month interim period ended March 31, 2007 was attributable to sale of convertible debentures. The source of cash for the three-month interim period ended March 31, 2006 was attributable to the exercise of warrants by an investor.

Capital Resources Going Forward

We had approximately $2,447,692 of cash on hand as of March 31, 2007 to fund our operations going forward.  Our plan of operation for the twelve-month period commencing April 1, 2007 is for our UG Services Group to continue to increase sales activities; and for our UG Systems Group and UG Products Group to continue activities to continue to introduce to market and to promote and market their respective products and services, thereby contributing cash-flow to allow them to start covering a meaningful portion of their operational costs and their share of our general and administrative expenses. Based upon projected sales estimates going forward after taking into consideration the aforesaid contemplated increased sales activities, we currently have budgeted approximately $35,658,000 in costs for the twelve month period, including approximately $18,086,000 in costs of sales; $410,000 in research and development; $5,630,000 in sales and marketing and $11,532,000 in sales, general and administrative expenses.  Based on our projection we will need to raise an additional $2,000,000 in capital to fully execute our plan of operation over the next twelve months.

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

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.  As noted below in “Results Of Operations” and “Liquidity And Capital Resources—Capital Resources Going Forward”, while our UG Services Group has generated significant increases in revenue and gross profit over the past several fiscal years, these gains have been offset by significant continuing selling, general and administrative costs attributable to supporting our UG Products and UG Systems Groups pending the delayed introduction of their products and services to market.  As a consequence of these continuing costs and delays, we now anticipate that we will need to raise approximately $2 million in additional capital to fully execute our plan of operation over the next twelve months, including ramping-up sales of our UG Products and UG Systems Group products and services in order to generating revenues to make a significant contribution toward covering their proportionate share of selling, general and administrative costs.  Our anticipated costs are based upon our current business plan and estimates.  Our actual costs could vary materially from those estimated, particularly in the event that the projected sales revenues going forward upon which we have calculated those costs do not materialize. Further, we could also change our current business plan resulting in a change in our anticipated costs.  See the discussion concerning forward-looking statements in that section of this quarterly report captioned “Advisements”.  All see that section of this quarterly report captioned “Going Concern” above.

Off-Balance Sheet Arrangements

There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our annual consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The only critical accounting policy in the judgment of our management relates to the recognition of set up fees from contracts we enter into with our customers to provide certain services.  When an initial set up fee is charged, we recognize this fee as revenue on a monthly basis over the terms of the contracts as services are performed.  Revenue, billed monthly, is only recognized if we deem that collection is probable and other criteria of Statements of Financial Accounting Standards (“SFAS”) No. 48, EITF 00-21 and SEC Staff Accounting Bulletin (“SAB”) No. 104 are met.  For a description of those and other generally accepted accounting policies that we follow, see note 2, “Significant Accounting Policies, contained in the explanatory notes to our unaudited interim consolidated financial statements included in this quarterly report.

The preparation of our consolidated financial statements also requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities, although we do not consider those estimates to represent critical accounting policies.  For a description of those estimates, see note 2, “Significant Accounting Policies, contained in the explanatory notes to our unaudited interim consolidated financial statements included in this quarterly report.  On an ongoing basis, we evaluate our estimates, including those related to reserves, impairment of long-lived assets, value of our stock issued to consultants for services and estimates of costs to complete contracts.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the company’s consolidated financial statements.

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

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The company is analyzing the potential accounting treatment.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109.” Interpretation No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.  The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred.  Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  Interpretation No. 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods.  Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006.  The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations.  In such instances, the impact of the adoption of Interpretation No. 48 will result in an adjustment to goodwill.  While the company’s analysis of the impact of adopting Interpretation No. 48 is not yet complete, the company does not currently anticipate that this will have a material impact on its  consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The company adopted SAB 108 in the fourth quarter of 2006 with no impact on its consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements.  EITF 00-19-2 addresses an issuer's accounting for registration payment arrangements.  This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.”  The guidance in EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements.  EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.   EITF 00-19-2 is effective for fiscal year beginning after December 15, 2006.  The Company has determined that this FSP will not have an impact in its March 31, 2007 financial statements.

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

We have incurred an accumulated deficit in the amount of $27,835,759 from our inception through March 31, 2007, and continue to incur operating losses through the date of this quarterly report.  While our management believes that we will attain breakeven in terms of cash inflows over outflows and ultimately profitability as a consequence of the continued anticipated growth in revenues of the UG Services Group as well as the introduction to the market of products and services which have been under development for several years, we will nevertheless continue to generate operating losses for an indefinite period of time, and cannot give you any assurance that the growth in revenues will occur as anticipated or at all or that we will attain break-even or profitability at any particular point in time or at all.  See that section of this quarterly report captioned “Management’s Discussion And Analysis Of Financial Condition And Results of Operations—Liquidity And Capital Resources”.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

We had $2,447,692 of cash on hand as of March 31, 2007 to fund our operations going forward.  Based upon projected sales estimates going forward after taking into consideration the aforesaid contemplated increased sales activities, particularly with respect to the continued introduction, promotion and marketing of our UG Products and UG Services Group products and services, we anticipate that we will need to raise an additional $2,000,000 in capital to fully execute our plan of operation over the next twelve months.  We will seek to raise the additional capital we require through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.  Should we be unable to raise the additional working capital required to fully execute our plan of operation over the next twelve months, or should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products or businesses, the depletion of our working capital will be accelerated as will our need to seek further investment capital, and we may be forced to reduce or suspend our operations in the meantime.  See that section of this quarterly report captioned “Management’s Discussion And Analysis Of Financial Condition And Results of Operations—Liquidity And Capital Resources”.

As discussed in greater detail in “Note 1—Presentation–Going Concern; Management’s Plans”, contained in the explanatory notes to our unaudited interim consolidated financial statements included with this quarterly report, we have incurred net losses since our inception and had a working capital deficit, and stated that those conditions raised substantial doubt about our ability to continue as a going concern.  We cannot assure you that our business plans will be successful in addressing these issues.  If we cannot successfully continue as a going concern, our shareholders may lose their entire investment in our common shares.  See that section of this quarterly report captioned “Management’s Discussion And Analysis Of Financial Condition And Results of Operations—Going Concern”.

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

Our officers and directors currently beneficially own or control the power to vote 17.5% of our outstanding common shares as of the date of this quarterly report, and could increase that percentage to 24.9% assuming they were to fully exercise their vested convertible securities.  As a consequence of their substantial stock holdings, these shareholders will have the ability to elect a majority of our board of directors, and thereby control our management. These shareholders will also have the ability to control the outcome of corporate actions requiring shareholder approval, including mergers and other changes of corporate control, going private transactions, and other extraordinary transactions.

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

There are outstanding as of May 7, 2007 common share purchase options and warrants entitling the holders to purchase 24,875,129 common shares with a weighted average exercise price of $1.01 per share, of which 23,620,128 of these options or warrants are vested and currently exercisable.  There are also outstanding debentures in the principal amount of $5,975,000 which are convertible into 9,192,308 common shares at a conversion rate of $0.65 per share.  There are also outstanding (1) 600 series ‘A’ preferred shares convertible into 8 common shares, and (2) 18,714 UGC series ‘A’ preferred shares convertible into 18,714 Universal Holdings common shares based upon a $1.25 per share stated value and conversion rate.  A material portion of the options and warrants have exercise prices less than current market prices for our common shares, while a material portion of the convertible preferred shares have an as-converted cost basis approximating current market rates.  A number of these options and warrants contain full-ratchet or weighted-average anti-dilution rights, which would reduce their exercise price to the extent such provisions are operative.  A number of these options and warrants also contain net or “cashless” exercise provisions.  The existence of an exercise or cost basis in these securities less than current market rates may act as and incentive for the holder of the securities to exercise or convert the securities, and sell the shares on the public markets.  The exercise or effective conversion price for the exercise or conversion all the aforesaid convertible securities may also be less than your cost to acquire our common shares.  In the event of the exercise or conversion of these convertible securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants.

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

We are entitled under our certificate of incorporation to issue up to 100,000,000 common and 5,000,000 “blank check” preferred shares.  Based upon the number of common shares outstanding as of May 7, 2007, we have 47,324,366 common shares available for issuance and 4,999,400 preferred shares available for issuance to meet our future equity issuance requirements, including the exercise or conversion of presently outstanding convertible securities.  Our board may generally issue those common and preferred shares, or options or warrants or convertible indebtedness to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

Given the complexities in implementing ERP systems, no assurance can be given that the ERP system will be implemented by the end of fiscal 2007.  The occurrence of a material misstatements in our financial statements by reason of a material weakness in our internal controls and procedures or any other reason could harm our operating results, cause us to fail to meet our reporting obligations, subject us to increased risk of errors and fraud related to our financial statements or result in material misstatements in our financial statements.  Any such failure also could adversely affect the results of the periodic management evaluations and annual independent certified public accountant attestation reports regarding the effectiveness of our “internal control over financial reporting” that will be required when SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us.  Inadequate internal controls could also expose the officers and directors of our company to securities laws violations and also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common shares.

LEGAL PROCEEDINGS

We have summarized below (1) any legal or governmental proceedings relating to our company or properties to which we are a party which we consider to be material and which are pending as of the date of this quarterly report, (2) any proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us which are pending as of the date of this quarterly report, and (3) any such matters pending on December 31, 2006 and settled on or before the date of this quarterly report.

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

CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales Of Unregistered Equity Securities

Since January 1, 2007, we have sold or issued the following securities not registered under the Securities Act of 1933 the issuance or grant of which we have not previously reported either on a quarterly report on form 10-QSB or a current report on form 8-K:

Rule 506

The offer and sale of the securities in each offering described below was exempt from the registration requirements of the Securities Act under SEC Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act (or in the case of common share purchase options or warrants issued as compensation for the provision of prospective services, are anticipated to be so exempt upon the earning or vesting of such options or warrants) insofar as:  (1) except as stated above, each of the investors was accredited within the meaning of Rule 501(a); (2) pursuant to Rule 506(b)(2)(i), there were no more than 35 non-accredited investors in the offering; (3) pursuant to Rule 506(b)(2)(ii), each purchaser in the offering who was not accredited either alone or with his purchaser representative had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risk of the investment, or the company reasonably believed immediately prior to making the sale that such investor came with this description; (4) no offers or sales under the offering was effected through any general solicitation or general advertising within the meaning of Rule 502(c); and (5) the transfer of the securities in the offering were restricted by the company in accordance with Rule 502(d).  Except as stated below, no underwriting discounts or commissions were payable with respect to any of the offers and sales described below:

•

On April 24, 2007, we issued 38,465 common shares to the holder of a convertible debenture upon its election pursuant to the terms of the debenture to converted $25,000 in principal on that debenture into common shares at the rate of $0.65 per share.  These shares have been registered for resale on a registration statement on form SB-2 (SEC File No. 333—139988 declared effective by the SEC on April 10, 2007).

•

On April 25, 2007, we issued a total of 174,331 common shares to 45 investors holding our convertible debentures in payment of $174,331 of interest accrued on those debentures for the period commencing as of the date of issuance/sale of the debentures (December 8, 2006 and January 11, 2007) and ending as of March 31, 2007.  This issuance was made pursuant to our election under the terms of the debentures to pay interest in shares in lieu of cash at the rate of $0.62 per share.  These shares have been registered for resale on a registration statement on form SB-2 (SEC File No. 333—139988 declared effective by the SEC on April 10, 2007).

Use Of Proceeds Of Registered Offerings

Not Applicable.

Repurchases Of Equity Securities

During the three-month interim period ended March 31, 2007, we did not repurchase any equity securities.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

OTHER INFORMATION

Matters Not Previously Reported On Form 8-K

None.

Voluntary Reports

Not Applicable.

Material Changes To Director Nominee Procedures

Not Applicable.

EXHIBITS

31.1

Section 302 Certification of Principal Executive Officer*

31.2

Section 302 Certification of Principal Financial Officer*

32.1

Section 906 Certification of Chief Executive Officer*

32.2

Section 906 Certification of Chief Financial Officer*

10.1

Executive employment agreement dated April 18, 2007 between Universal Guardian Holdings, Inc. and Kevin A. Westcott*

*

Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Newport Beach, California, this 15th day of May, 2007.

UNIVERSAL GUARDIAN HOLDINGS, INC.
By:	/s/ Michael J. Skellern
Michael J. Skellern, Chief Executive Officer (principal executive officer)
By:	/s/ Kevin F. Pickard
Kevin F. Pickard Interim Chief Financial Officer (principal accounting and financial officer)