Form 10QSB
period 2007-06-30
UNIVERSAL GUARDIAN HOLDINGS INC
filed 2007-08-20
CIK 859916

08/20/2007">

United States

Securities And Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

_________________

(Mark One)

☒	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Quarterly Period Ended June 30, 2007
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 13, 2007, there were issued and outstanding 53,490,216 shares of common stock, par value $0.001 per share, and 600 shares of series ‘A’ preferred stock, par value $0.001 per share.

TABLE OF CONTENTS
Page

INTERIM CONSOLIDATED FINANCIAL STATEMENTS  FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007  (UNAUDITED)

Consolidated Balance Sheet

F-1

Consolidated Statements of Operations And Other Comprehensive (Loss)

F-2

Consolidated Statement of Stockholders’ Equity (Deficit)

F-4

Consolidated Statements of Cashflow

F-5

Notes To Interim Consolidated Financial Statements

F-7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2

General

2

Overview

2

Going Concern

4

Results of Operations

4

Liquidity and Capital Resources

8

Off-Balance Sheet Arrangements

12

Critical Accounting Policies

12

Recent Accounting Pronouncements

13

UNCERTAINTIES AND RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

14

Risks Relating To Our Business

14

Risks Relating To An Investment In Our Securities

18

CONTROLS AND PROCEDURES

22

Evaluation Of Disclosure Controls And Procedures

22

Evaluation Of Changes In Internal Control Over Financial Reporting

22

Material Weaknesses in Collecting And Processing Financial Information

23

LEGAL PROCEEDINGS

24

CHANGES IN SECURITIES AND USE OF PROCEEDS

26

Recent Sales Of Unregistered Equity Securities

26

Use Of Proceeds Of Registered Offerings

26

Repurchases Of Equity Securities

26

DEFAULTS UPON SENIOR SECURITIES

26

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

26

OTHER INFORMATION

27

Matters Not Previously Reported On Form 8-K

27

Voluntary Reports

27

Material Changes To Director Nominee Procedures

27

EXHIBITS

27

SIGNATURES

27

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

The information in this quarterly report is current as of the date of this quarterly report (June 30, 2007), unless another date is specified.

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

–ii–

UNIVERSAL GUARDIAN HOLDINGS, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

(UNAUDITED)

Contents

-

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Consolidated Balance Sheet As Of June 30, 2007 (Unaudited)

June 30, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 912,339
Accounts receivable, net of allowance for doubtful accounts of $23,952	2,070,035
Inventory	459,881
Other current assets	377,095
TOTAL CURRENT ASSETS	3,819,350
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,318,788	1,029,168
GOODWILL	3,525,093
DEBT ISSUE COSTS	821,753
TOTAL ASSETS	$ 9,195,364
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 1,695,386
Accrued expenses	1,339,640
Income taxes payable	201,743
Accrued suspension of operations costs	300,000
Accrued expenses – related parties	54,785
Accrued obligation under abandoned lease	200,000
TOTAL CURRENT LIABILITIES	3,791,554
CONVERTIBLE DEBENTURES, net of discount of $3,259,888	2,345,112
TOTAL LIABILITIES	6,136,666
SERIES ‘A’ CONVERTIBLE PREFERRED STOCK OF SUBSIDIARY - UNIVERSAL GUARDIAN CORPORATION	25,264
COMMITMENTS AND CONTINGENCIES	—
STOCKHOLDERS’ EQUITY
Preferred stock; $0.001 par value, 5,000,000 shares authorized
Series ‘A’ convertible preferred stock, cumulative 7%; $0.001 par value, 600 shares designated as Series ‘A”; 600 shares issued and outstanding ($159,250 of dividends in arrears)	1
Common stock; $0.001 par value; 150,000,000 shares authorized; 53,247,863 shares issued and outstanding	53,248
Additional paid-in capital	37,294,356
Accumulated other comprehensive (loss)	(42,262)
Accumulated deficit	(34,271,909)
TOTAL STOCKHOLDERS’ EQUITY	3,033,434
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 9,195,364

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Operations And Other Comprehensive (Loss) For The Three And Six Months Ended June 30, 2007 and 2006 (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
NET REVENUE	$ 4,510,148	$ 5,430,381	$ 9,289,355	$ 10,823,452
COST OF REVENUE	2,947,791	2,755,185	5,598,835	5,087,315
GROSS PROFIT	1,562,357	2,675,196	3,690,520	5,736,137
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,030,079	5,276,998	8,738,415	8,761,341
SUSPENSION OF OPERATIONS	2,863,853	—	2,863,853	—
LOSS FROM OPERATIONS	(5,331,575)	(2,601,802)	(7,911,748)	(3,025,204)
OTHER INCOME (EXPENSE)
Interest expense	(300,177)	—	(532,578)	—
Financing costs	—	—	—	(164,928)
Amortization of debt discount	(828,948)	—	(1,408,083)	—
Interest income	25,720	986	36,740	1,210
Other, net	(1,170)	2,799	6,800	2,799
TOTAL OTHER INCOME (EXPENSE)	(1,104,575)	3,785	(1,897,121)	(160,919)
LOSS BEFORE PROVISION FOR INCOME TAXES	(6,436,150)	(2,598,017)	(9,808,869)	(3,186,123)
PROVISION (BENEFIT) FOR INCOME TAXES	—	—	—	—
NET LOSS	$ (6,436,150)	$ (2,598,017)	$ (9,808,869)	$ (3,186,123)
OTHER COMPREHENSIVE (LOSS)
Foreign currency translation gain (loss)	$ 772	$ (14,414)	$ (38,899)	$ (8,087)
COMPREHENSIVE (LOSS)	$ (6,435,378)	$ (2,612,431)	$ (9,847,768)	$ (3,194,210)
PREFERRED STOCK DIVIDENDS	$ (5,250)	$ (5,250)	$ (10,500)	$ (10,500)
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$ (6,441,400)	$ (2,603,267)	$ (9,819,369)	$ (3,196,623)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.12)	$ (0.06)	$ (0.19)	$ (0.07)
WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	52,782,686	46,431,186	52,551,432	45,452,809

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statement of Stockholders’ Equity (Deficit) For The Six Months Ended June 30, 2007 (Unaudited)

	Series ‘A’ Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Compre- hensive (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2006	600	$ 1	52,165,774	$ 52,166	$ 35,808,956	$ (3,363)	$ (24,463,040)	$ 11,394,720
Exercise of options (cashless exercise of 625,000 options)	—	—	297,068	297	(297)	—	—	—
Issuance of common stock for payment of interest	—	—	174,331	174	109,655	—	—	109,829
Issuance of common stock for conversion of debentures	—	—	610,690	611	394,389	—	—	395,000
Fair value of warrants issued to consultants	—	—	—	—	124,907	—	—	124,907
Fair value of vesting options issued to employees	—	—	—	—	117,526	—	—	117,526
Value of warrants issued with convertible debentures	—	—	—	—	296,533	—	—	296,533
Value of beneficial conversion feature	—	—	—	—	442,687	—	—	442,687
Foreign currency translation adjustment	—	—	—	—	—	(38,899)	—	(38,899)
Net loss	—	—	—	—	—	—	(9,808,869)	(9,808,869)
Balance, June 30, 2007	600	$ 1	53,247,863	$ 53,248	$ 37,294,356	$ (42,262)	$ (34,271,909)	$ 3,033,434

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Cashflow For The Six Months Ended June 30, 2007 and 2006 (Unaudited)

	For the Six Months Ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net loss	$ (9,808,869)	$ (3,186,123)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	548,882	458,921
Amortization of prepaid consulting	—	31,904
Common stock issued for interest	109,829	—
Common stock issued for compensation and services	—	97,723
Common stock issued for legal settlement	—	159,928
Amortization of debt discount	1,408,083	—
Amortization of debt issue costs	354,209	—
Value of vesting options issued to employees	117,526	1,317,800
Fair value of options and warrants issued to consultants/ placement agent	40,561	—
Loss on disposal of fixed assets	—	67,130
Loss on write down on intellectual property	2,563,853	—
(Increase) decrease in:
Accounts receivable	752,011	154,449
Due from officer	75,343	—
Inventory	103,618	(119,570)
Deposits and other assets	165,000	(518,015)
Increase (decrease) in:
Accounts payable	(208,534)	147,382
Accrued expenses	286,896	552,913
Accrued suspension of operations costs	300,000	—
Accrued expenses—related parties	(111,398)	67,057
Deferred revenues	—	(1,109,461)
Net cash (used in) operating activities	$ (3,302,990)	$ (1,877,962)

 (continued on next page)

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements Of Cash flow For The Six Months Ended June 30, 2007 and 2006 (Unaudited) (continued)

	For the Six Months Ended
	June 30, 2007	June 30, 2006
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Purchase of property and equipment	$ (94,764)	$ (123,249)
Net cash (used in) investing activities	(94,764)	(123,249)
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants	—	710,000
Proceeds from sale of convertible debentures	1,000,000	4,000,000
Payment of offering costs	(110,000)	(526,797)
Net cash provided by financing activities	890,000	4,183,203
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(38,899)	(8,087)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,546,653)	2,173,905
CASH AND CASH EQUIVALENTS, Beginning of period	3,458,992	666,505
CASH AND CASH EQUIVALENTS, End of period	$ 912,339	$ 2,840,410
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ —	$ —
Income taxes paid	$ —	$ —

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the six months ended June 30, 2007, the Company (1) issued 297,068 shares of common stock in connection with the cashless exercise of 625,000 options; (2) issued 174,331 shares of common stock in connection with the payment of accrued interest of $109,829; and (3) issued 610,690 shares of common stock in connection with the conversion of convertible debentures in the amount of $395,000.

During the six months ended June 30, 2006 the Company (1) issued 101,062 shares of common stock to consultants and professionals for services valued at $97,723; and (2) issued 2,272,727 shares of common stock in connection with the acquisition of Universal Guardian Systems, Ltd. (formerly MeiDa Information Technology, Ltd.), valued at $3,000,000.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Six Months Ended June 30, 2007 and 2006 (Unaudited)

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

Principles of Consolidation

The accompanying interim consolidated financial statements include the accounts of the Company and its various active and inactive subsidiaries.  All material inter-company accounts and transactions have been eliminated.

The Company’s active operating subsidiaries (including currently suspended entities which the Company intends to reactivate as discussed below) are broken-down into three different operating groups, the UG Services Group which provides comprehensive risk mitigation solutions as well as tactical and strategic security services; the UG Products Group which markets non-lethal or less-lethal personal protection devices and projectiles; and the UG Systems Group, which provides proprietary integrated and interoperable asset tracking and monitoring systems.  The UG Services Group is comprised of Universal Guardian Services PTE, Ltd. (formerly known as Secure Risks Singapore, PTE.), Secure Risks Ltd. (“Secure Risks”); and Secure Risks-Strategic Security Solutions International Ltd. (“SSSI”).  The UG Products Group is comprised of Universal Guardian Products, Ltd., formerly known as Shield Defense International Ltd. (“UG Products”), and Shield Defense Corporation (“SDC)).  The UG Systems Group is comprised of ISR Systems Corporation (“ISR Systems”), and Universal Guardian Systems, Ltd., formerly known as MeiDa Information Technologies, Ltd. (“UG Systems”).  UG Systems was treated as a variable interest entity from October 7, 2005 to January 1, 2006.  Each of these subsidiaries is wholly-owned.

On July 30, 2007, the Company suspended U.S.-based operations for the UG Products Group in order to focus on growth and profitability within the UG Services Group.  As part of this decision, the Company laid-off or otherwise eliminated both operational and administrative staff for all U.S.- based operations.  The Company will continue limited off-shore operations for the UG Products Group and, in the longer term, intends to reactivate U.S.-based operations for the UG Products Group when available cash flow or financings justify that action.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Six Months Ended June 30, 2007 and 2006 (Unaudited)

On July 30, 2007, the Company suspended operations for the UG Systems Group in order to focus on growth and profitability within the UG Services Group.  As part of this decision, the Company laid--off or otherwise eliminated both operational and administrative staff for all UG Systems Group operations.  In the longer term, the Company intends to reactivate operations for the UG Systems Group when available cash flow or financings justify that action, after taking into consideration reactivation of U.S.-based operations for the UG Products Group.

The accompanying consolidated financial statements also include the accounts of four inactive wholly-owned subsidiaries that the Company does not intend to reactivate (Shield Defense Europe GmbH, Inc., Shield Defense Technologies, Inc, Shield Defense (Macao) Ltd. and Secure Risks Asia Pacific, Ltd.), and one prior wholly-owned subsidiary which the Company sold in the second quarter of fiscal 2007 (Secure Risk Pakistan, Ltd.).  The accompanying consolidated financial statements also include the accounts of an inactive 88.7%-owned subsidiary Universal Guardian Corporation (including its dormant wholly-owned subsidiary, The Harbour Group, Inc.).  The Company has no intent to reactivate either of these subsidiaries.

Secure Risks has pledged to Universal Holdings the shares of SSSI owned by Secure Risks as security for intercompany loans and advances made by Universal Holdings to both of those subsidiaries.

Basis of Presentation

These unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the Company for its year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB for that year, as it may be amended.  The results for the six-month interim period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007

Going Concern; Management’s Plans

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company’s continuation as a going concern.  For the six-month interim period ended June 30, 2007, the Company incurred a net loss of $9,808,869 and used cash for operating activities of $3,302,290, and had an accumulated deficit of $34,271,909 at June 30, 2007.  While our UG Services Group generated significant increases in revenue and gross profit over the greater part of the past several fiscal years, these gains were offset by significant continuing selling, general and administrative costs attributable to supporting our UG Products and UG Systems Groups pending the delayed introduction of their products and services to market.  On July 30, 2007, we suspended U.S.- based operations in order to eliminate significant operational and overhead costs principally associated with our UG Products and UG Systems Groups for the purpose of preserving and focusing available cash flow on growth and profitability within the UG Services Group (which generates approximately 89% of the Company’s revenues and

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Six Months Ended June 30, 2007 and 2006 (Unaudited)

48% of its costs).  After taking into consideration these cost-savings measures, we now anticipate that we will need to raise approximately $2,000,000 in additional capital to execute our plan of operation as it relates to the growth and profitability of our UG Services Group over the next twelve months.  The Company will seek to raise the additional capital required through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, the sale of assets or business lines, or a combination of the foregoing.  The Company may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  The Company currently does not have any binding commitments for, or readily available sources of, additional financing. The Company cannot give any assurance that it will be able to secure the additional cash or working capital it may require to continue its operations.  Should the Company be unable to raise the additional working capital required to fully execute its plan of operation over the next six months, the Company may be forced to further reduce or suspend its operations in the meantime.  The foregoing circumstances raise substantial doubt about the Company’s ability to continue as a going concern in the event it is unable to raise the additional capital required. These interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 –SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain reclassifications have been made to the balances as of June 30, 2006 to conform to the June 30, 2007 presentation.

Intellectual Property

The intellectual property acquired with the acquisition of UG Systems is being amortized over seven years.  As a result of the suspension of the UG Systems operations the Company has written off the intellectual property.  The write down recognized during the three months ended June 30, 2007 amounted to $2,563,853.

Stock Based Compensation

The Company adopted Statements of Financial Accounting Standards (”SFAS”) No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006.  SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value.  Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.  The Company

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Six Months Ended June 30, 2007 and 2006 (Unaudited)

recognized $117,526 and $1,317,800 in share-based compensation expense for the six months ended June 30, 2007 and 2006, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  As of June 30, 2007, the Company used estimates in determining the realization of its accounts receivable, fixed assets, intangible assets, accrued expenses, and the fair value of equity instruments issued for services.  Actual results could differ from these estimates.

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

Inventory

Inventories are stated at the lower of cost or market on a first-in, first-out basis.  The Company’s inventory balance at June 30, 2007 principally consists of Cobra StunLights™ available for sale.

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

The Company conducts substantial operations outside of the United States in Singapore, Indonesia and Afghanistan.  Included in the Company’s contracts are contracts with PAE HSC, MPRI, AED, the U.S. Army and CDM Constructors, each of which contract (or set of contracts) would constitute more than 10% of the Company’s revenues.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Six Months Ended June 30, 2007 and 2006 (Unaudited)

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

Intangible Assets

Intangible assets consist of goodwill purchased in connection with the acquisition of SSSI.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.  Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles.  If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.  During the three months, the Company wrote off the carrying amount of its intellectual property in the amount of $2,563,853 as a result of the Company’s decision to suspend the operation of its UG systems operations.

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

Revenue Recognition

The Company generates revenue by providing business risk solutions and strategic and tactical security services to protect governmental and commercial assets worldwide.  Generally, the Company enters into contracts with its customers to provide certain services.  When an initial set up fee is charged, this fee is recognized as revenue over the terms of the contracts.  The Company recognizes revenue for the service fee on a monthly basis as services are performed.  Revenue, billed monthly, is only recognized if the Company deems that collection is probable

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Six Months Ended June 30, 2007 and 2006 (Unaudited)

and other criteria of SFAS No. 48, Emerging Issues Task Force (“EITF”) 00-21 and Staff Accounting Bulletin (“SAB”) No. 104 are met.

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

The Company typically enters into multiple element arrangements, which include software licenses, software services, PCS and occasionally hardware.  The majority of the Company’s software arrangements are multiple element arrangements, but for those arrangements that include customization or significant modification of the software, or where software services are otherwise considered essential to the functionality of the software in the customer’s environment, the Company uses contract accounting and applies the provisions of SOP 81-1.  No such revenues have been recognized for the six month interim period ended June 30, 2007.

If the arrangement does not require significant modification or customization, revenue is recognized when all of the following conditions are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the Company’s fee is fixed or determinable; and collectibility is probable.

For multiple element arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total arrangement fee to the elements based on the fair value of the element using vendor-specific evidence of fair value (“VSOE”), regardless of any separate prices stated within the contract for each element.  Fair value is considered the price a customer would be required to pay if the element was sold separately based on the Company’s historical experience of stand-alone sales of these elements to third parties.  For PCS, the Company uses renewal rates for continued support arrangements to determine fair value.  For software services, the Company uses the fair value charged to customers when those services are sold separately.  In software arrangements in which the Company has the fair value of all undelivered elements but not of a delivered element, the “residual method” is applied as allowed under SOP 98-9 in accounting for any element of a multiple-element arrangement involving software that remains undelivered such that any discount inherent in a contract is allocated to the delivered element.  Under the residual method, if the fair value of all undelivered elements is determinable, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Six Months Ended June 30, 2007 and 2006 (Unaudited)

recognized as revenue assuming the other revenue recognition criteria are met.  In software arrangements in which the Company does not have VSOE for all undelivered elements, revenue is deferred until fair value is determined or all elements for which the Company does not have VSOE have been delivered.  Alternatively, if sufficient VSOE does not exist and the only undelivered element is services that do not involve significant modification or customization of the software, the entire fee is recognized over the period during which the services are expected to be performed.  No such revenues have been recognized for the six month interim periods ended June 30, 2007 and 2006.

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

For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, the Company recognizes revenue using contract accounting.  The Company generally uses the percentage-of-completion method to recognize revenue from these arrangements.  The Company measures progress-to-completion primarily using labor hours incurred, or value added.  The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract since the Company has the ability to produce reasonably dependable estimates of contract billings and contract costs.  The Company uses the level of profit margin that is most likely to occur on a contract.  If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely.  These arrangements are often implemented over an extended time period and occasionally require us to revise total cost estimates.  Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in the Company’s cost estimates.  Changes to total estimated contract costs, if any, are recorded in the period they are determined.  Estimated losses on uncompleted contracts are recorded in the period in which the Company first determines that a loss is apparent.  No such revenues have been recognized for the six month interim periods ended June 30, 2007 and 2006.

Software Services

Some of the Company’s software arrangements will include services considered essential for the customer to use the software for the customer’s purposes.  For these software

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Six Months Ended June 30, 2007 and 2006 (Unaudited)

arrangements, both the software license revenue and the services revenue are recognized as the services are performed using the percentage-of-completion contract accounting method.  When software services are not considered essential, the fee allocable to the service element is recognized as revenue as the Company performs the services.  No such revenues have been recognized for the six month interim periods ended June 30, 2007 and 2006.

Deferred Revenue

The Company recognizes deferred revenue for products that are ordered and credit card payment received, but not shipped prior to the balance sheet date.

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred.  Advertising and marketing expense for the six-month interim periods ended June 30, 2007 and 2006 were $1,1790,00 and $29,862, respectively.

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

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 prescribes recognition thresholds that must be met before a tax position is recognized in the financial statements and provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company did not make any adjustment to opening retained earnings as a result of the implementation.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004 through 2006 for U.S. Federal Income Tax and for the tax years ending December 31, 2003 through 2006 for the State of California Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2007.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Six Months Ended June 30, 2007 and 2006 (Unaudited)

The Company does not have any unrecognized tax benefits as of January 1, 2007 and June 30, 2007 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of January 1, 2007 or June 30, 2007.

Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At June 30, 2007 and June 30, 2006, the only potential dilutive securities were 10,780,000 and 10,810,000 common stock options, 8,623,077 and 0 shares of common stock issuable upon the conversion of outstanding convertible debentures, and 14,198,902 and 8,613,811 common stock warrants/other options, respectively.  The Company’s potential dilutive securities also included eight shares of common stock that are issuable upon the conversion of the Company’s series ‘A’ convertible preferred stock.  In addition at each of June 30, 2007 and June 30, 2006, the Company had outstanding 18,714 shares of Guardian Corporation’s series ‘A’ preferred stock that can be converted into 18,714 shares of the Company’s common stock, respectively.  Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss).

The following table presents the components of other comprehensive income (loss):

Six-month interim periods ended, (net of tax)	June 30, 2007	June 30, 2006
Foreign Currency Translation Gain (Loss)	$ (38,899)	$ (8,087)

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans−An amendment of FASB Statements No. 87, 88, 106, and 132(R)".  One objective of this standard is to make it easier for investors, employees, retirees

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Six Months Ended June 30, 2007 and 2006 (Unaudited)

and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single−employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans.  SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This statement also requires an employer to measure the funded status of a plan as of the date of its year−end statement of financial position, with limited exceptions.  SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87.  This statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.  The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006.  Management believes that this statement will not have a significant impact on the Company’s consolidated financial statements.

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

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements.  EITF 00-19-2 addresses an issuer's accounting for registration payment arrangements.  This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.”  The guidance in EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements.  EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Six Months Ended June 30, 2007 and 2006 (Unaudited)

arrangement.   EITF 00-19-2 is effective for fiscal year beginning after December 15, 2006.  The Company has determined that this FSP will not have an impact on its June 30, 2007 financial statements.

NOTE 3 – PROPERTY AND EQUIPMENT

The cost of property and equipment at June 30, 2007 consisted of the following:

Machinery and equipment	$ 689,685
Armored vehicles	946,973
Office equipment	711,298
2,347,956
Less accumulated depreciation	(1,318,788)
$ 1,029,168

Depreciation expense for the six-month interim periods ended June 30, 2007 and June 30, 2006 was $315,806 and $225,843, respectively.

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

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Six Months Ended June 30, 2007 and 2006 (Unaudited)

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

The total offering costs for the First and Second Debenture offerings were $1,017,599 and $194,346, respectively.  These costs were capitalized as debt issue costs in the accompanying interim consolidated balance sheet, and are being amortized to interest expense over the term of the debentures.   For the six-month interim period ended June 30, 2007, the Company amortized $354,209 of the combined debt issued costs into interest expense.

The warrants and conversion feature in the above Debenture offerings are not considered derivative instruments that need to be bifurcated from the original security since the convertible debentures have a floor on the conversion price, which means the Company can determine the maximum shares that could be issued upon conversion.  Therefore, in accordance with EITF 00-27, the Company first determined the value of the Debenture and the fair value of the detachable warrants issued in connection with the Debenture.  The estimated value of the warrants issued in connection with the First and Second Debenture offerings was $2,223,827 and $421,728, respectively, using the Black-Scholes option pricing model and the following assumptions:  term of 5 years, a risk free interest rate of 4.5%, a dividend yield of 0% and volatility of 96%.

In the case of the First Debentures, the $5,000,000 face amount was proportionately allocated to the debenture and the warrants in the amounts of $3,461,228 and $1,538,772, respectively.  The value of the First Debentures was then allocated between the debenture and the beneficial conversion feature, which amounted to $928,225 and $2,533,003, respectively.  The combined total discount for the First Debenture offering is $4,071,775 and is being amortized over the term of the debenture. In the case of the Second Debentures, the $1,000,000 face amount was proportionately allocated to the debenture and the warrants in the amounts of $703,467 and $296,533, respectively.  The value of the Second Debentures was then allocated between the debenture and the beneficial conversion feature, which amounted to $260,780 and $442,687,

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Six Months Ended June 30, 2007 and 2006 (Unaudited)

respectively.  The combined total discount for the Second Debenture offering is $739,220 and is being amortized over the term of the debenture.  For the six-month interim period ended June 30, 2007, the Company amortized a total of $1,408,083 of the aforesaid discounts determined for the First and Second Debenture offerings as other expense in the accompanying interim consolidated statements of operations.

The Company is obligated to register the common stock underlying the conversion of both the First and Second Debentures and the exercise of the warrants under registration rights agreements for each such offering.  For each Debenture offering, the Company was required to file a registration statement within 30 days of the final closing date (December 8, 2006 and January 11, 2007 for the First and Second Debenture offerings, respectively), and to procure a declaration by the SEC of the effectiveness of that registration statement within 90 days of that closing date (120 days if the registration statement is reviewed by the SEC).  Failure to file the registration statement, or have it declared effective by the SEC would result in a penalty of 1% of the outstanding principal amount of the convertible debenture for each 30 day period the Company is not in compliance with those obligations.  The Company electronically transmitted a registration statement for both offerings to the SEC on January 16, 2007, thereby satisfying the filing obligation under each Debenture offering (as a consequence of the pending Second Debenture offering, the holders of the First Debentures agreed to extend the initial registration statement filing date for their offering to January 16, 2007).  After reviewing the registration statement, the SEC declared it effective on April 10, 2007.

In accordance with FSP EITF 00-19-2, upon the closing of each Debenture transaction, the Company did not believe it was probable that a registration penalty will be incurred; therefore, the Company did not factor in a registration penalty in the allocation of the proceeds of the convertible debenture.

The carrying amount of the Debentures at June 30, 2007 is as follows:

Carrying amount at December 31, 2006	$ 1,071,249
Issuance of additional convertible debentures	1,000,000
Discount related to warrants	(296,533)
Discount related to conversion feature	(442,687)
Converted to common stock	(395,000)
Amortization of discounts during the six months ended June 30, 2007	1,408,083
Carrying amount at June 30, 2007	$ 2,345,112

NOTE 6 – STOCKHOLDERS’ EQUITY

Series ‘A’ Convertible Preferred Stock

At June 30, 2007, the Company had 600 series ‘A’ convertible preferred shares outstanding.

The series ‘A’ preferred shares carry a 7% cumulative dividend, and are convertible into common shares at the Company’s discretion if its common shares trading at $120 per share ($6 per share pre-split) for five consecutive days.  The series ‘A’ preferred shares are non-voting, carry no redemption rights, and carry a $300,000 liquidation preference, in addition to the

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Six Months Ended June 30, 2007 and 2006 (Unaudited)

payment of cumulative dividends.  As of June 30, 2007, there was $159,250 of dividends in arrears with respect to these shares.

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

Series ‘B’ Convertible Preferred Stock

At June 30, 2007, the Company had 0 series ‘B’ convertible preferred shares outstanding.

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

Common Stock And Options And Warrants To Purchase Common Stock

For The Six Months Ended June 30, 2007

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

On April 25, 2007, the Company issued a total of 174,331 common shares to 45 investors holding our convertible debentures in payment of $107,922 of interest accrued on those debentures for the period commencing as of the date of issuance/sale of the debentures (December 8, 2006 and January 11, 2007) and ending as of June 30, 2007.  This issuance was made pursuant to the Company’s election under the terms of the debentures to pay interest in shares in lieu of cash at the rate of $0.62 per share.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Six Months Ended June 30, 2007 and 2006 (Unaudited)

On April 18, 2007, the Company granted to Mr. Kevin A. Westcott, as an inducement for acting as the Company’s President and Chief Operating Officer, a common share purchase option entitling him to purchase over four years 500,000 common shares at the price of $0.67 per share, reflecting the fair market value of the shares as of the date of grant.  The options vest in equal installments on the first through fourth anniversary dates of employment, and lapse to the extent unexercised five years from the date of grant, subject to standard acceleration and forfeiture provisions.

During the six months ended June 30, 2007, the Company issued 610,690 common shares to the holders of convertible debentures upon their election pursuant to the terms of the debenture to converted $395,000 in principal on that debenture into common shares at the rate of $0.65 per share

For The Six Months Ended June 30, 2006

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

On April 18, 2006, the Company issued 480,505 common shares to MAG and its affiliates upon their conversion of all 5,250 series ‘B’ preferred shares then outstanding.

On April 20, 2006, the board of directors approved the grant of common share purchase options to various employees entitling them to purchase a total of 1,205,000 common shares at the price of $1.09 per share.  Certain of these options vest on December 31, 2006, and lapse to the extent not exercised on April 20, 2011, whereas others vest on December 31, 2006, and lapse to the extent not exercised on April 20, 2016, subject to standard acceleration and forfeiture provisions.

On May 12, 2006, the Company granted to Mr. Clifford Roth’s firm, The Wells-Roth Group, as compensation for Mr. Clifford Roth joining the Company’s board of advisors, a common share purchase option entitling it to purchase 100,000 restricted common shares at the exercise price of $0.95 per share.  One-half of these options vest on each of the first and second anniversaries of the grant date, respectively.  These options lapse to the extent unexercised on May 11, 2011, subject to standard acceleration and forfeiture provisions.  These options were valued at $89,210 using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 4.5%, a dividend yield of 0% and volatility of 163%.  The value of these options is being shown as prepaid consulting expense and will be amortized into expense over the twenty-four month vesting period.

On May 24, 2006, the Company granted to Messrs. Mel R. Brashears and Michael D. Bozarth, in their capacity as directors of Universal Holdings, common share purchase options entitling each of them to purchase 300,000 restricted common shares at the exercise price of $0.84 per share.  These options vest on December 31, 2006, and lapse to the extent unexercised on May 24, 2016, subject to standard acceleration and forfeiture provisions.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Six Months Ended June 30, 2007 and 2006 (Unaudited)

On May 24, 2006, the Company granted to Messrs. Michael J. Skellern and Mark V. Asdourian, in their capacity as executive officers of Universal Holdings, common share purchase options entitling each of them to purchase 300,000 restricted common shares at the exercise price of $0.84 per share.  These options vest on September 8, 2006, and lapse to the extent unexercised on May 24, 2016, subject to standard acceleration and forfeiture provisions.

On June 1, 2006, the Company granted to Rear Admiral Stephen Johnson’s firm SBS Consulting, Inc., as compensation for Rear Admiral Johnson providing services as director of strategic development, a common share purchase option entitling it to purchase 100,000 restricted common shares at the exercise price of $0.83 per share.  One-half of these options vest on each of the first and second anniversaries of the grant date, respectively.  These options lapse to the extent unexercised on May 31, 2011, subject to standard acceleration and forfeiture provisions.    These options were valued at $77,942 using the Black-Scholes option pricing model using the following assumptions: term of 5 years, a risk-free interest rate of 4.5%, a dividend yield of 0% and volatility of 163%.  The value of these options is being shown as prepaid consulting expense and will be amortized into expense over the twenty-four month vesting period.

On June 9, 2006, the Company granted to Mr. Kenneth A. Merchant, as an inducement for joining its board of directors, a common share purchase option entitling him to purchase 300,000 restricted common shares at the exercise price of $0.84 per share, reflecting the fair market value of the shares as of the date of the Company’s offer for Mr. Merchant to join the board.  These options vest on December 31, 2006, and lapse to the extent unexercised on June 22, 2016, subject to standard acceleration and forfeiture provisions.

On June 9, 2006, the Company granted to Mr. Kenneth A. Merchant, as an inducement for chairing the audit committee of its board of directors, a common share purchase option entitling him to purchase 100,000 restricted common shares at the exercise price of $0.90 per share, reflecting the fair market value of the shares as of the date of Mr. Merchant formally joining the board.  These options were fully vested upon grant, and lapse to the extent unexercised on June 22, 2016, subject to standard acceleration and forfeiture provisions.

On June 10, 2006, the Company granted to an employee, a common share purchase option entitling him to purchase 100,000 restricted common shares at the exercise price of $0.90 per share.  One-third of these options vest on the first through third anniversaries of the grant date, respectively.  These options lapse to the extent unexercised on June 10, 2011.

On June 12, 2006, the Company granted to Mr. Keith Winsell, in his capacity as Vice President of Marketing pursuant to the terms of his employment agreement, a common share purchase option entitling him to purchase 100,000 restricted common shares at the exercise price of $0.90 per share. One-third of these options vest on the first through third anniversaries of the grant date, respectively.  These options lapse to the extent unexercised on June 12, 2011, subject to standard acceleration and forfeiture provisions.

On June 20, 2006, the Company closed a private placement pursuant to which it sold (1) a total of 5,333,351 common shares, and (2) five-year stock purchase warrants entitling the holders to purchase a total of 2,666,681 common shares at $ 1.12½ per share, to forty accredited investors in consideration of gross cash proceeds of $4,000,000.  As part of that transaction, the Company paid the following compensation to Paulson Investment Company, Inc., as placement agent for the offering:  (1) cash compensation in the amount of $400,000, representing 10% of the gross proceeds of the offering; (2) a non-accountable expense allowance in the amount of $120,000, representing 3% of the gross proceeds of the offering; and (3) a five-year placement agent

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Six Months Ended June 30, 2007 and 2006 (Unaudited)

warrant entitling Paulson to purchase a total of 266,669 units at the price of $1.50 per unit, each unit comprised of two common shares and a five-year stock purchase warrant entitling Paulson to purchase one common share at $1.12½ per share.  The Company may accelerate the term of the aforesaid stock purchase warrants in the event that the fair market value of the common shares equals or exceeds $1.50 for five consecutive trading days.  In any such event, the holder of the warrant will have thirty days from notice to exercise the warrant.

Series ‘A’ Preferred Stock of Subsidiary - Universal Guardian Corporation

At June 30, 2007, Guardian Corporation had 18,714 UGC series ‘A’ preferred shares outstanding.  This has been presented on the accompanying interim consolidated balance sheet in a manner similar to minority interest.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

On July 23, 2007, the Company’s SSSI subsidiary received a demand letter from counsel for the Afghanistan International Bank (AIB) responding to the denial of an insurance claim submitted by AIB to SSSI’s insurance carrier.   AIB alleges that it was robbed after the close of banking hours and that the robbery was a result of the participation of SSSI employees as well as the failure of SSSI to protect the premises by allowing an unidentified vehicle to enter and perpetrate the robbery.  The insurance carrier denied the claim on the grounds that the relevant business liability insurance policy excludes liability arising out of claims in respect of property in the care, custody, and control of the insured, and places the burden on the owner of the property to secure such property.  The insurance carrier denied the claim on the further grounds that no contract or agreement was in place for the protection of AIB’s property.  Finally, the insurance carrier denied the claim on the grounds that SSSI’s employees were not on official business at the time of the robbery and that AIB employees were implicated in the robbery.  AIB rejected each of these positions and contends that the absence of a signed contract between SSSI and AIB does not negate liability and that AIB is entitled to collect from SSSI $524,797 in damages it sustained as a result of the robbery.  The parties are currently exploring a resolution of this matter given the continuing services SSSI provides AIB.

On January 11, 2005, Universal Holdings received a cease and desist letter from Pepperball Technologies, Inc. claiming that its prospective manufacture of frangible projectiles for the Python (now named Riot Defender) Projectile Launcher infringes on Pepperball’s patents, and further claiming that the prior President of the Company’s UG Products subsidiary, Mr. Dennis M. Cole, who was previously employed by Pepperball, violated his at will employment agreement by providing the Company with alleged trade secrets.  The frangible projectiles that will be manufactured by the Company are protected by a patent originally issued to the U.S. Navy on November 14, 2000 (U.S. Patent No. 6,145,441).  The U.S. Navy granted Guardian Corporation the exclusive right to sell and market projectiles using this patented technology for the life of the patent pursuant to an agreement dated November 19, 2002.  In January, 2004, Guardian Corporation renewed its exclusive license to the U.S. Navy’s patent for 14 years.  The Company has received non-infringement opinions from patent counsel confirming that the Company’s manufacture and sale of the frangible projectiles will not infringe upon Pepperball’s intellectual property rights.  To date, the Company has yet to sell any frangible projectiles which undermines any claims of damages which may be asserted by Pepperball.  On January 28, 2005 the Company responded to Pepperball’s correspondence and is prepared to vigorously defend its claims if necessary.  In reply, Pepperball is demanding that the Company

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Six Months Ended June 30, 2007 and 2006 (Unaudited)

provide it with exemplars of the Company’s products so that they may make an independent determination as to whether the design of the frangible projectiles infringes on their patents.  The Company is taking the matter under advisement.

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

Shortly before receiving this demand letter, Universal Holdings received a copy of an application to the High Court of Chancery in the United Kingdom from an English law firm seeking the functional equivalent of the issuance of a subpoena duces tecum to Secure Risks on behalf of The Ackerman Group.  The application was made in connection with a lawsuit filed by The Ackerman Group against Mr. Chase, a number of other individuals as well as TAG 24, Ltd (“TAG 24”), a company acquired by Secure Risks from Mr. Chase immediately before Universal Holdings acquisition of Secure Risks in contemplation and as part of that transaction.  In the lawsuit, The Ackerman Group alleged that Mr. Chase was formerly employed by The Ackerman Group, and that he formed TAG 24 while so employed and used assets misappropriated from The Ackerman Group to start his new operation.  The Ackerman Group was suing Mr. Chase and TAG 24 for misappropriation of company assets, including clients and customers.  These appeared to be the part of the assets that Mr. Chase sold to Secure Risks as part of the series of transactions whereby Universal Holdings acquired Secure Risks.

Universal Holdings and Secure Risks were not named as defendants in The Ackerman Group’s lawsuit, and have not to date been threatened with litigation by The Ackerman Group.  Nevertheless, Universal Holdings was concerned that it was possible that should The Ackerman Group prevail, the consideration received by Mr. Chase in exchange for the assets he allegedly misappropriated from The Ackerman Group would be subject to levy in an enforcement action under a variety of legal and equitable theories, including constructive trust.  In order to avoid any liability for Universal Holdings or Secure Risks as being complicit in any transfer of such assets during the pendency of such litigation, Universal Holdings  notified Mr. Chase that the company would not release any of such shares from escrow or otherwise permit any of such shares to be sold under Rule 144 or otherwise transferred during the pendency of such litigation.  Universal Holdings was also concerned that it was possible that The Ackerman Group could assert claims against Secure Risks as TAG 24’s successor, which could result in equitable rights of offset against Mr. Chase.  The events also appeared to violate representations and covenants personally given by Mr. Chase in connection with the transaction whereby Universal Holdings acquired Secure Risks.

In May 2007, Mr. Chase’s U.S. counsel tendered an opinion letter seeking the removal of the restrictive legend from the shares under SEC Rule 144(k).  At the end of May 2007, Universal Holdings and Secure Risks were first advised of the existence, and later received, a minute order dated March 16, 2007 from the High Court of Chancery in the United Kingdom dismissing The Ackermann Group’s claims, thereby satisfactorily addressing the company’s concerns relating to that litigation.  Universal Holdings nevertheless informed Mr. Chase’s legal counsel that the company was rescinding the transaction with Mr. Chase and demanding the return of the 615,224 shares based upon multiple intentional misrepresentations made by Mr.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Six Months Ended June 30, 2007 and 2006 (Unaudited)

Chase concerning TAG 24’s business as well as his breach of several covenants made in connection with those transactions.  By way of example and not limitation, Universal Holdings alleges that Mr. Chase tendered financial statements to induce Universal Holdings and Secure Risks to originally enter into the transaction that turned out, upon audit, to have grossly understated expenses resulting in the gross overstatement of income, all in violation of representations given by Mr. Chase as to the accuracy of those financial statements.  Universal Holding also alleges that Mr. Chase also failed to advise Universal Holdings and Secure Risks about his receipt of a termination notice relating to a material contract which formed a significant part of TAG 24’s revenues, again in violation of representations and covenants given by Mr. Chase as to the status of contracts with TAG 24’s customers.  Universal Holding also alleges that Mr. Chase also failed to disclose the existence of the litigation that had been initiated against him by the Ackermann Group, again in violation of representations given by Mr. Chase as to the absence of litigation.  Mr. Chase’s counsel has since informed the company that they would not pursue the removal of the legend from the shares pending their review of the company’s rescission demand.

NOTE 8 – SUBSEQUENT EVENTS

On July 9, 2007, the Company issued a total of 242,353 common shares to investors holding our convertible debentures in payment of $87,787 of interest accrued on those debentures with respect to the second quarter of fiscal 2007.  This issuance was made pursuant to the Company’s election under the terms of the debentures to pay interest in shares in lieu of cash at the rate of $0.36 per share.

On July 30, 2007, in order to eliminate significant operational and overhead costs for the purpose of preserving and focusing available cash flow on growth and profitability within the UG Services Group (which generates approximately 89% of the Company’s revenues and 48% of its costs), the board of directors of Universal Holdings suspended U.S.- based operations.  Insofar as all UG Service Group operations are off-shore, this action in practice affected a portion of UG Products Group operations and all UG Systems Group operations.  In the longer term, Universal Holdings intends to reactivate US-based operations when available cash flow or financings justify that action.  Although this action occurred on July 30, 2007, the Company has nevertheless recorded the cost of suspending operations in the accompanying financial statements.

Universal Holdings estimates that the cost for the suspension of U.S.- based operations, including contract termination and employee benefits, is approximately $300,000 which has been accrued in the accompanying consolidated balance sheet.

On August 1, 2007, Mr. Michael J. Skellern resigned all positions and offices held with Universal Holdings and each of its subsidiaries, including his position as Chief Executive Officer, Chairman of the Board as well as Director of Universal Holdings.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our unaudited interim consolidated financial statements and their explanatory notes included as part of this quarterly report, and (2) our audited annual consolidated financial statements and explanatory notes for the year ended December 31, 2006 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC, as it may be amended.  The results for the six-month interim period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Overview

Universal Holdings is a holding company which provides security products, systems and services to mitigate terrorist, criminal and security threats for governments and businesses worldwide through our various operating subsidiaries, broken-down into three different operating groups, the UG Services Group, the UG Products Group, and the UG Systems Group.

UG Services Group

Our service group of operating subsidiaries (collectively the “UG Services Group”), which generates approximately 89% of our revenues, provides comprehensive risk mitigation solutions as well as tactical and strategic security services to protect commercial and government personnel and assets worldwide. These services include threat assessment, risk analysis, country risk management, business intelligence, corporate investigations, information assurance, kidnap and ransom insured services, as well as tactical security including executive and diplomatic protection and training.  We provide these services through various operating subsidiaries in the group, of which the principal subsidiaries are Universal Guardian Services PTE, Ltd., formerly known as Secure Risks Singapore, PTE. (“UG Services”); Secure Risks, Ltd (“Secure Risks”); and Universal Guardian Services, Ltd., formerly known as Secure Risks-Strategic Security Solutions International Ltd. (“SSSI”). The companies comprising the UG Services Group deliver services through regional branch offices, with principal offices located in London, Kabul, Pakistan, Hong Kong, Singapore, Dubai and Los Angeles (Newport Beach). The vast majority of our revenues from January 1, 2004 to date have been generated by the UG Services Group from its operations outside of the United States.  In the second quarter of fiscal 2007, we sold Secure Risks Pakistan, Ltd..

UG Products Group

Our products group of operating subsidiaries (collectively the “UG Products Group”), which generates approximately 11% of our revenues, focuses on designing, producing and marketing non-lethal or less-lethal personal protection devices and projectiles for use by military, law enforcement, private security and consumer personal protection markets throughout the world.  We have recently completed development of two products which we are currently introducing to the market. The first of these products, the Cobra StunLight™, is a heavy-duty high-intensity LED flashlight designed to provide escalating use-of-force options to the user by illuminating its target and launching a laser-aimed, ballistic stream OC (pepper spray) which causes temporarily blindness, respiratory breathing difficulty and a burning sensation of the skin that can debilitate assailants from safe stand-off distances up to 20 feet.

The second product, the Riot Defender™, is for use by law enforcement and military as a non-lethal use-of-force compliance tool for suspects and to control civil disturbances. The Riot Defender™, is a semi-automatic projectile launcher which can debilitate an assailant using its RiotBall™ proprietary and patent pending frangible projectile at an effective range of more than 50 feet. A frangible projectile is one which breaks-up upon impact, thereby reducing the risk of injury to the suspect. The Riot Defender™ is designed to have the capacity of ten projectiles in the pistol configuration, and 180 projectiles in the carbine configuration, and can be equipped with a laser-aiming device for better precision and accuracy. The device can use several projectile variants, including OC powder, marking powder and inert powder. Each projectile has a specific use ranging from temporarily incapacitating individual suspects to crowd control. We have recently been developing international manufacturing, sales and marketing channels to facilitate the introduction of these products to targeted markets.

We have recently shipped the Cobra StunLight™ to several law enforcement agencies and distributors in Australia, France, Germany, Mexico, Saudi Arabia, Singapore, Turkey and the United States for testing, evaluation and purchase.  Our Mexican distributor has advised the company that the Federal Police of Mexico will be purchasing the Cobra StunLight in a state by state implementation throughout Mexico in 2007.  We have recently completed a pilot program for the Cobra StunLight™ with the Los Angeles Sheriff’s Department, resulting in the Department approving the purchase of the Cobra StunLight™ by its deputies, and have also commenced consumer sales for this product in the United States.

As between the various subsidiaries in the group, Shield Defense Corporation (“SDC”) focuses on sales and marketing activities, in the United States and Canada; and Universal Guardian Products, Ltd. (“UG Products”) focuses on supervising the manufacturing of the Cobra StunLight™ and the Riot Defender™ products, research and development activities on the Cobra StunLight™ and the Riot Defender™ products, as well as sales to rest of the world.

On July 30, 2007, the Company suspended U.S.-based operations for the UG Products Group in order to focus on growth and profitability within the UG Services Group.  As part of this decision, we laid-off or otherwise eliminated both operational and administrative staff for all U.S.- based operations.  We will continue limited off-shore operations for the UG Products Group.  In the longer term, we intend to reactivate U.S.-based operations for the UG Products Group when available cash flow or financings justify that action.

UG Systems Group

Our systems group of operating subsidiaries (collectively the “UG Systems Group”), which generates no revenues to date, provide proprietary integrated and interoperable asset tracking and monitoring systems for use in government and commercial global supply chain logistics, inter-modal transportation, maritime and seaport security. We are in the process of introducing to market our Total Asset Guardian™ (“TAG”) platform which provides multifaceted solutions for global asset tracking, asset visibility and data management throughout the supply chain.

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

On July 30, 2007, we suspended operations for the UG Systems Group in order to focus on growth and profitability within the UG Services Group.  As part of this decision, we laid--off or otherwise eliminated both operational and administrative staff for all UG Systems Group operations.  In the longer term, we intend to reactivate operations for the UG Systems Group when available cash flow or financings justify that action, after taking into consideration reactivation of U.S.-based operations for the UG Products Group.

Going Concern

The unaudited interim consolidated financial statements included with this quarterly report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.  While our UG Services Group generated significant increases in revenue and gross profit over the past several fiscal years, these gains were offset by significant continuing selling, general and administrative costs attributable to supporting our UG Products and UG Systems Groups pending the delayed introduction of their products and services to market.  On July 30, 2007, we suspended U.S.- based operations in order to eliminate significant operational and overhead costs principally associated with our UG Products and UG Systems Groups for the purpose of preserving and focusing available cash flow on growth and profitability within the UG Services Group (which generates approximately 89% of the Company’s revenues and 48% of its costs).  After taking into consideration these cost-savings measures, we now anticipate that we will need to raise approximately $2,000,000 in additional capital to execute our plan of operation as it relates to the growth and profitability of our UG Services Group over the next twelve months.  See “Liquidity And Capital Resources—Capital Resources Going Forward” below.  As discussed in greater detail in “Note 1—Presentation–Going Concern; Management’s Plans”, contained in the explanatory notes to our unaudited interim consolidated financial statements included with this quarterly report, the foregoing circumstances raise substantial doubt about our ability to continue as a going concern in the event we are unable to raise the additional capital.  Our unaudited interim consolidated financial statements and their explanatory notes included as part of this quarterly report do not include any adjustments that might result from the outcome of this uncertainty, nor do they include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations

Selected Statement Of Operations Data

Summarized in the table below is statement of operations data comparing the three- and six-month interim periods ended June 30, 2007 with our three- and six-month interim periods ended June 30, 2006, respectively:

	Three Months Ended June 30,		($)	Change (%)
	2007	2006
Net revenue	$ 4,510,148	$ 5,430,381	$ (920,233)	(17%)
Cost of revenue	2,947,791	2,755,185	192,606	7%
Gross profit	1,562,357	2,675,196	(1,112,839)	(42%)
Selling, general and administrative expenses	4,030,079	5,276,998	(1,246,919)	(24%)
Suspension of operations	2,863,853	—	2,863,853	—
Loss from operations	(5,331,575)	(2,601,802)	(2,729,773)	105%
Interest expense	(300,177)	—	(300,177)	—
Amortization of debt discount	(828,948)	—	(828,948)	—

Interest income	25,720	986	24,734	2,509%
Other, net	(1,170)	2,799	(3,969)	(142%)
Total other income (expense)	(1,104,575)	3,785	(1,108,360)	(29,283%)
Loss before provision for income taxes	(6,436,150)	(2,598,017)	(3,838,133)	148%
Provision for income taxes	—	—	—	—
Net loss	(6,436,150)	(2,598,017)	(3,838,133)	148%

	Six Months Ended June 30,		Change ($)	Change (%)
	2007	2006
Net revenue	$ 9,289,355	$ 10,823,452	$ (1,534,097)	(14%)
Cost of revenue	5,598,835	5,087,315	511,520	10%
Gross profit	3,690,520	5,736,137	(2,045,617)	(36%)
Selling, general and administrative expenses	8,738,415	8,761,341	(22,926)	0%
Suspension of operations	2,863,853	—	2,863,853	—
Loss from operations	(7,911,748)	(3,025,204)	(4,886,544)	162%
Interest expense	(532,578)	—	(532,578)	—
Financing costs	—	(164,928)	164,928	(100%)
Amortization of debt discount	(1,408,083)	—	(1,408,083)	—
Interest income	36,740	1,210	35,530	2936%
Other, net	6,800	2,799	4,001	143%
Total other income (expense)	(1,897,121)	(160,919)	(1,736,202)	1,079%
Loss before provision for income taxes	(9,808,869)	(3,186,123)	(6,622,746)	208%
Provision for income taxes	—	—	—	—
Net loss	(9,808,869)	(3,186,123)	(6,622,746)	208%

Revenues And Gross Profits

Revenue for the three- and six-month interim periods ended June 30, 2007 was $4,510,148 and $9,289,355, respectively, as compared to $5,430,381 and $10,823,452 for the corresponding interim periods in fiscal 2006, respectively.  Cost of revenue, gross profit and gross margin for the three-month interim ended June 30, 2007 were $2,947,791, $1,562,357 and 35%, respectively, as compared to $2,755,185, $2,675,196 and 49% for the corresponding interim period in fiscal 2006, respectively.  Cost of revenue, gross profit and gross margin for the six-month interim ended June 30, 2007 were $5,598,835, $3,690,520 and 40%, respectively, as compared to $5,087,315, $5,736,137 and 53% for the corresponding interim period in fiscal 2006, respectively.

Our revenues for the three- and six-month interim periods ended June 30, 2007 was principally derived from contracts for security services rendered by the UG Services Group through its SSSI subsidiary.  Approximately 75% of these revenues for each such interim period were derived from SSSI contracts in Afghanistan.  Included in these contracts are contracts with PAE HSE, MPRI, AED, the U.S. Army and CDM Constructors, each of which contract (or set of contracts) would constitute more than 10% of our revenues for that period.

The $920,233 or 17% decline in our revenues for the three-month interim period ended June 30, 2007 as compared to the corresponding interim period in fiscal 2006, was principally attributable to the inability of our Services Group to provide a number of services under existing contracts in Afghanistan due to delays in funding from the U.S. government and new government-imposed restrictions on private security travel, which prevented our SSSI subsidiary from performing as many revenue-generating assignments under these existing contracts as were originally contemplated.  We are currently revising our policies and procedures to comport with the new rules and restrictions, and anticipate these actions will avoid further delays.

The $1,534,097 or 14% decline in our revenues for the six-month interim period ended June 31, 2007 as compared to the corresponding interim period in fiscal 2006, was principally attributable to (1) delays in funding and travel restrictions described above in connection with our Services Group with respect to the three-month interim period ended June 30, 2007; and (2) a decline in revenue from our services group for the three-month interim period ended March 31, 2007 attributed to the non-renewal upon expiration of an existing contract that we had expected to renew.

The $192,606 or 7% increase in our cost of revenues for the three-month interim period ended June 30, 2007 as compared to the corresponding interim period in fiscal 2006, and the respective decline in our gross margin from 49% to 35%, was principally attributable to continuing costs incurred, including salaries, relating to existing contracts for which our Services Group was unable to generate revenues due to funding and travel restrictions described above.

The $511,520 or 10% increase in our cost of revenues for the six-month interim period ended June 30, 2007 as compared to the corresponding interim period in fiscal 2006, and the respective decline in our gross margin from 53% to 40%, was principally attributable to (1) delays in funding and travel restrictions described above in connection with our Services Group with respect to the three-month interim period ended June 30, 2007; and (2) termination costs incurred by the UG Services Group for the three-month interim period ended March 31, 2007 to reduce staff and otherwise wind-down certain business operations (referred to as “demobilization costs”) related to the expiration of an existing contract.  In addition to such demobilization costs, the UG Services Group incurred costs associated with adding staff and initiating operations (referred to as “mobilization costs”) relating to another contract for which we made an unsuccessful bid followed by demobilization costs to discontinue and unwind those efforts.  Given our expectation that the terminated contract would be renewed and that we would be awarded another contract based upon a successful bid, the aggregate amount of the mobilization and demobilization costs exceeded the amount of costs ordinarily incurred in the ordinary course of our business.

Selling, General And Administrative Expenses And Loss From Operations

Summarized in the table below are selling, general and administrative expenses comparing the three and six-month interim period ended June 30, 2007 with the three and six-month interim period ended June 30, 2006:

	Three Months Ended June 30,		Change ($)	Change (%)
	2007	2006
Fees for outside consultants and professionals	$ 438,495	$ 704,832	$ (266,337)	(38%)
Payroll and related benefits	1,648,550	2,674,762	(1,026,212)	(38%)
Rent	167,546	250,363	(82,817)	(33%)
Travel	210,898	420,076	(209,178)	(50%)
Insurance	17,659	207,852	(190,193)	(92%)
Utilities	58,053	63,186	(5,133)	(8%)

Writedown of asset	--	67,130	(67,130)	(100%)
Depreciation and amortization	302,986	218,539	84,447	39%
Marketing	775,008	8,946	766,062	8563%
Research and development	104,370	140,851	(36,481)	(26%)
Other	306,514	520,461	(213,947)	(41%)
	$ 4,030,079	$ 5,276,998	$ (1,246,919)	(24%)

	Six Months Ended June 30,		Change ($)	Change (%)
	2007	2006
Fees for outside consultants and professionals	$ 1,104,689	$ 1,020,002	$ 84,687	8%
Payroll and related benefits	3,662,325	4,299,575	(637,250)	(15%)
Rent	472,064	443,128	28,936	7%
Travel	420,074	699,570	(279,496)	(40%)
Insurance	217,442	374,600	(157,158)	(42%)
Utilities	117,210	106,022	11,188	11%
Writedown of asset	84,626	100,970	(16,344)	(16%)
Depreciation and amortization	548,882	458,921	89,961	20%
Marketing	1,179,000	29,862	1,149,138	3848%
Research and development	248,470	212,853	35,617	17%
Other	683,633	1,015,838	(332,205)	(33%)
	$ 8,738,415	$ 8,761,341	$ (22,926)	(0%)

Selling, general and administrative expenses (1) for the three-month interim period ended June 30, 2007 was $4,030,079, as compared to $5,276,998 for the corresponding interim period in fiscal 2006, representing a $1,246,919 or 24% overall decrease, and (2) for the six-month interim period ended June 30, 2007 was $8,738,415, as compared to $8,761,341 for the corresponding interim period in fiscal 2006, representing a $22,926 or 0% overall decrease.  The overall decrease for each of these periods was principally attributable to (1) a reduction in payroll and related benefits for employees and fees for outside consultants and professionals relating to the expiration of a contract as well as the unsuccessful bid discussed above; and (2) a decrease in compensation expense associated with the grant of common share purchase options to management during the corresponding interim period in fiscal 2006.

As previously discussed, on July 30, 2007, we eliminated significant operational and overhead costs by suspending U.S.- based operations.  We have also reduced operation costs for our SSSI subsidiary as a result of concluding our demobilization efforts discussed above during the second quarter of fiscal 2007, as well as reducing the number of employees and consultants to levels appropriate to service our existing contracts.  As a consequence of these actions, we have reduced general and administration costs by approximately $500,000 per month, and reduced sales and marketing costs by approximately approximately $500,000 per month.

Suspension Of Operations

Suspension of operations represents the cost of suspending U.S.- based operations, including contract termination and employee benefits.  Suspension of operations consists of the write-down of $2,563,853 in intellectual property relating to the acquisition of UG Systems, and $300,000 in termination and employee benefits and the cancellation of contracts.  The aforesaid costs represent an unusual one-time event.

Other Income And Expense And Net Loss

Interest expense for the three-month and six- month interim periods ended June 30, 2007 was $300,177 and $532,578, respectively, as compared to $0 for each of the corresponding interim periods in fiscal 2006. Interest expense in fiscal 2007 relates to interest on notes payable and convertible debentures.  The overall increase in interest expense was attributable to the interest charged related to the interest on $6 million in convertible debentures issued in December 2006 and January 2007 and the amortization of the debt issuance costs associated with these convertible debentures.

Financing costs for each of the three- and six-month interim periods ended June 30, 2007 was $0, as compared to $0 and $164,928 for the six-month interim period ended June 30, 2006, respectively.  Financing costs in fiscal 2006 reflected the value of warrants given in settlement of contractual rights.

Amortization of debt discount for the three-month and six- month interim periods ended June 30, 2007 was $828,948 and $1,408,083, respectively, as compared to $0 for each of the corresponding interim periods in fiscal 2006.  Amortization of debt discount related to the discount associated with $6 million in convertible debentures issued in December 2006 and January 2007.

Interest income for the three- and six-month interim periods ended June 30, 2007 was $25,720 and $36,740, respectively, as compared to $986 and $1,210 for the same periods in 2006, respectively.  The increase in interest income in fiscal 2007 related to higher cash balances resulting from proceeds associated with $6 million in convertible debentures issued in December 2006 and January 2007.

Other income for the three-month and six- month interim periods ended June 30, 2007 was ($1,170) and $6,800, respectively, as compared to $2,799 for each of the corresponding interim periods in fiscal 2006.

Net Loss

We recorded a net loss (before provision for income taxes) of $6,436,150 during the three-month interim period ended June 30, 2007, as compared to a net loss (before provision for income taxes) of $2,598,017 during the corresponding interim period in fiscal 2006, representing a $3,838,133 or 148% increase in our net loss.  Our net loss for the three-month interim period ended June 30, 2007 is principally attributed to the $1,108,360 and $192,606 increases in our total other expense and cost of revenue for fiscal 2007, a one time charge of $2,863,853 related to the suspension of our US operations and a decrease in our revenues of $920,223, augmented by a decrease of $1,246,919 in our selling, general and administrative expenses.

We recorded a net loss (before provision for income taxes) of $9,808,869 during the six-month interim period ended June 30, 2007, as compared to a net loss (before provision for income taxes) of $3,186,123 during the corresponding interim period in fiscal 2006, representing a $6,622,746 or 208% increase in our net loss.  Our net loss for the six-month interim period ended June 30, 2007 is principally attributed to the $1,736,202 and $511,520 increases in our, total other expense and cost of revenue for fiscal 2007, a one time charge of $2,863,853 related to the suspension of our US operations and a decrease in our revenues of $1,534,097.

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

Cash Position and Sources And Uses Of Cash

Our cash and cash equivalents position as of June 30, 2007 was $912,339, as compared to $3,458,992 as of December 31, 2006.  The decrease in our cash and cash equivalents for the six-month interim period ended June 30, 2007 was principally attributable to $3,302,990 in cash used in operating activities and $94,764 in cash used in investing activities, partially offset by $890,000 in cash provided by financing activities.

Our operating activities used cash in the amount of $3,302,990 for the six-month interim period ended June 30, 2007, as compared to $1,877,692 for the corresponding interim period in fiscal 2006.  The $3,302,990 in cash used in operating activities for the six-month interim period ended June 30, 2007 reflected our net loss of $9,808,869 for that period, augmented by an overall net increase in non-cash deductions and non-cash working capital balances in the amount of $6,505,879.  The $1,877,962 in cash used in operating activities for the six-month interim period ended June 30, 2006 reflected our net loss of $3,186,123 for that period, partially offset by an overall net decrease of $1,308,161 in non-cash deductions and non-cash working capital balances.

Our investing activities used cash in the amount of $94,764 for the six-month interim period ended June 30, 2007, as compared to $123,249 for the corresponding interim period in fiscal 2006.  The decrease in our investing activities loss for the six-month interim period ended June 30, 2007over the corresponding interim period in fiscal 2006 was principally attributed to a reduction in the purchase of property and equipment for our SSSI subsidiary.

Our financing activities generated cash in the amount of $890,000 for the six-month interim period ended June 30, 2007, as compared to $4,183,203 for the corresponding interim period in fiscal 2006. The source of cash for the six-month interim period ended June 30, 2007 was attributable to sale of convertible debentures. The principal sources of cash for the six-month interim period ended June 30, 2006 was the issuance of common shares in the total amount of $4,600,000 and proceeds received from the exercise of common share purchase warrants in the amount of $2,888, partially offset by offering costs in the amount of $265,000 and the payment in exchange for cancellation of previously issued common stock for $20,000.

Capital Resources Going Forward

We had approximately $912,339 of cash on hand as of June 30, 2007 to fund our operations going forward.  Our plan of operation for the six-month period commencing July 1, 2007 is for our UG Services Group to continue to increase sales activities and attain profitability.  In the meantime, we have suspended U.S.- based operations in order to eliminate significant operational and overhead costs principally associated with our UG Products and UG Systems Groups for the purpose of preserving and focusing available cash flow on growth and profitability within the UG Services Group (which generates approximately 89% of the Company’s revenues and 48% of its costs).  We will recommence suspended U.S.- based operations pending reactivation when available cash flow or financings justify that action.  Based upon projected sales estimates for our UG Services Group going forward, we currently have budgeted approximately $26,556,000 in costs for the twelve month period ended December 31, 2007, including approximately $13,450,000 in costs of sales; $376,000 in research and development; $3,286,000 in sales and marketing and $9,443,000 in sales, general and administrative expenses.  Based on our projections we will need to raise an additional $2,000,000 in capital in order to fully execute our plan of operation as it relates to the growth and profitability of our UG Services Group over the next twelve months.

We will seek to raise the additional capital we required through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, the sale of assets or business lines, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.  Should we be unable to raise the additional working capital required to fully execute our plan of operation over the next six months, or should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products or businesses, the depletion of our working capital will be accelerated as will our need to seek further investment capital, and we may be forced to further reduce or suspend our operations in the meantime.

Off-Balance Sheet Arrangements

There are no guarantees, commitments, lease and debt agreements or other agreements that could trigger adverse change in our credit rating, earnings, cash flows or stock price, including requirements to perform under standby agreements.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited interim consolidated financial statements included with this quarterly report, and our audited annual consolidated financial statements included in our annual report on form 10-KSB for the year ended December 31, 2006, as it may be amended.  Both of the foregoing financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The only critical accounting policy in the judgment of our management relates to the recognition of set up fees from contracts we enter into with our customers to provide certain services.  When an initial set up fee is charged, we recognize this fee as revenue on a monthly basis over the terms of the contracts as services are performed.  Revenue, billed monthly, is only recognized if we deem that collection is probable and other criteria of Statements of Financial Accounting Standards (“SFAS”) No. 48, EITF 00-21 and SEC Staff Accounting Bulletin (“SAB”) No. 104 are met.  For a description of those and other generally accepted accounting policies that we follow, see note 2, “Significant Accounting Policies, contained in the explanatory notes to our unaudited interim consolidated financial statements included in this quarterly report.

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

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements.  EITF 00-19-2 addresses an issuer's accounting for registration payment arrangements.  This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.”  The guidance in EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements.  EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.   EITF 00-19-2 is effective for fiscal year beginning after December 15, 2006.  The Company has determined that this FSP will not have an impact in its June 30, 2007 financial statements.

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

We have incurred an accumulated deficit in the amount of $34,271,909 from our inception through June 30, 2007, and continue to incur operating losses through the date of this quarterly report.  While our management believes that we will attain breakeven in terms of cash inflows over outflows and ultimately profitability as a consequence of the continued anticipated growth in revenues of the UG Services Group (based upon, in part, our expectations as to prospectively entering into contracts) and decreased operational costs, we will nevertheless continue to generate operating losses for an indefinite period of time, and cannot give you any assurance that the growth in revenues will occur as anticipated or at all or that we will attain break-even or profitability at any particular point in time or at all.  See that section of this quarterly report captioned “Management’s Discussion And Analysis Of Financial Condition And Results of Operations—Liquidity And Capital Resources”.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

We had $912,339 of cash on hand as of June 30, 2007 to fund our operations going forward.  In order to fully execute our plan of operation as it relates to the growth and profitability of our UG Services Group over the next twelve months, we anticipate that we will need to raise an additional $2,000,000 in capital.

We will seek to raise the additional capital we require through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, the sale of assets or business lines, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.  Should we be unable to raise the additional working capital required to fully execute our plan of operation over the next six months, or should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products or businesses, the depletion of our working capital will be accelerated as will our need to seek further investment capital, and we may be forced to further reduce or suspend our operations in the meantime.  See that section of this quarterly report captioned “Management’s Discussion And Analysis Of Financial Condition And Results of Operations—Liquidity And Capital Resources”.

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

Our success depends to a critical extent on the continued efforts of services of our President and Chief Operating Officer, Mr. Kevin A. Westcott, and the Managing Director of UG Services, Mr. Bruce Braes. Were we to lose one or more of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital.  We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company.  We are currently renegotiating our employment agreement with Mr. Westcott pursuant to which he would be engaged as our President and Chief Operating Officer subject to a relatively short-term mutual termination provision.  We are also currently negotiating a new employment agreement with Mr. Braes to succeed prior employment agreement which terminated pursuant to its terms.  We anticipate that the term of the new employment agreement will be eighteen months.

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

There are outstanding as of August 13, 2007 common share purchase options and warrants entitling the holders to purchase 24,875,129 common shares with a weighted average exercise price of $1.01 per share, of which 23,620,128 of these options or warrants are vested and currently exercisable.  There are also outstanding debentures in the principal amount of $5,975,000 which are convertible into 9,192,308 common shares at a conversion rate of $0.65 per share.  There are also outstanding (1) 600 series ‘A’ preferred shares convertible into 8 common shares, and (2) 18,714 UGC series ‘A’ preferred shares convertible into 18,714 Universal Holdings common shares based upon a $1.25 per share stated value and conversion rate.  A material portion of the options and warrants have exercise prices less than current market prices for our common shares, while a material portion of the convertible preferred shares have an as-converted cost basis approximating current market rates.  A number of these options and warrants contain full-ratchet or weighted-average anti-dilution rights, which would reduce their exercise price to the extent such provisions are operative.  A number of these options and warrants also contain net or “cashless” exercise provisions.  The existence of an exercise or cost basis in these securities less than current market rates may act as an incentive for the holder of the securities to exercise or convert the securities, and sell the shares on the public markets.  The exercise or effective conversion price for the exercise or conversion all the aforesaid convertible securities may also be less than your cost to acquire our common shares.  In the event of the exercise or conversion of these convertible securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants.

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

We are entitled under our certificate of incorporation to issue up to 150,000,000 common and 5,000,000 “blank check” preferred shares.  Based upon the number of common shares outstanding as of August 13, 2007, we have 96,509,784 common shares available for issuance and 4,999,400 preferred shares available for issuance to meet our future equity issuance requirements, including the exercise or conversion of presently outstanding convertible securities.  Our board may generally issue those common and preferred shares, or options or warrants or convertible indebtedness to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our President/Chief Operating Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Our President/Chief Operating Officer and Interim Chief Financial Officer, in consultation with our other members of management and advisors as appropriate, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report pursuant to Rule 15d-15(b) promulgated under the Exchange Act.  Based upon that evaluation, our President/Chief Operating Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures as currently constituted may not be effective in alerting them in a timely fashion to all material information required to be included in our periodic filings with the SEC in view of the concerns about information flows described below in the subsection captioned “Material Weaknesses In Collecting And Processing International Financial Information”.

Evaluation Of Changes In Internal Control Over Financial Reporting

The term internal control over financial reporting is defined as a process designed by, or under the supervision of, our President/Chief Operating Officer and Interim Chief Financial Officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Based upon that evaluation, our President/Chief Operating Officer and Interim Chief Financial Officer concluded that, as a consequence of event described below in that subsection captioned “Material Weaknesses In Collecting And Processing International Financial Information”, there have been changes in our internal controls over financial reporting that may materially affect our internal controls over financial reporting.

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

In order to address the issue, we were in the process of implementing an industry-recognized international enterprise resource planning or “ERP” software system containing an SAP accounting program which would integrate the accounting and information management functions of all of our worldwide operations into a single accounting and information data-base that could be accessed at any time by management.  Given our need to preserve available cash-flow for our UG Services Group operation, we have suspended this project for an indeterminate period of time.

In connection with their review of the consolidated financial statements contained in this quarterly report, our independent registered public accounting firm noted that a third party processor failed to provide sufficient detail with respect to certain three-pay transactions, and stated that this constituted a material weakness in our internal controls over the financial reporting process.  We believed this weakness as well as the weakness described above was attributable to the fact that our subsidiaries operate, in many cases, in remote locations throughout the world, including Afghanistan, Singapore and Hong Kong, and use different accounting methods based upon their locale and different and separate accounting systems and computer programs as well as the recent sales direct to consumers of the Cobra Stunlight.  We believe that on a going forward basis the effect of the direct sales will be immaterial due to our decision to suspend these operations.

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

LEGAL PROCEEDINGS

We have summarized below (1) any legal or governmental proceedings relating to our company or properties to which we are a party which we consider to be material and which are pending as of the date of this quarterly report, (2) any proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us which are pending as of the date of this quarterly report, and (3) any such matters pending on March 31, 2007 and settled on or before the date of this quarterly report.

•

On July 23, 2007, our SSSI subsidiary received a demand letter from counsel for the Afghanistan International Bank (AIB) responding to the denial of an insurance claim submitted by AIB to SSSI’s insurance carrier.   AIB alleges that it was robbed after the close of banking hours and that the robbery was a result of the participation of SSSI employees as well as the failure of SSSI to protect the premises by allowing an unidentified vehicle to enter and perpetrate the robbery.  The insurance carrier denied the claim on the grounds that the relevant business liability insurance policy excludes liability arising out of claims in respect of property in the care, custody, and control of the insured, and places the burden on the owner of the property to secure such property.  The insurance carrier denied the claim on the further grounds that no contract or agreement was in place for the protection of AIB’s property.  Finally, the insurance carrier denied the claim on the grounds that SSSI’s employees were not on official business at the time of the robbery and that AIB employees were implicated in the robbery.  AIB rejected each of these positions and contends that the absence of a signed contract between SSSI and AIB does not negate liability and that AIB is entitled to collect from SSSI $524,797 in damages it sustained as a result of the robbery.  The parties are currently exploring a resolution of this matter given the continuing services SSSI provides AIB.

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

Shortly before receiving this demand letter, Universal Holdings received a copy of an application to the High Court of Chancery in the United Kingdom from an English law firm seeking the functional equivalent of the issuance of a subpoena duces tecum to Secure Risks on behalf of The Ackerman Group.  The application was made in connection with a lawsuit filed by The Ackerman Group against Mr. Chase, a number of other individuals as well as TAG 24, Ltd (“TAG 24”), a company acquired by Secure Risks from Mr. Chase immediately before Universal Holdings acquisition of Secure Risks in contemplation and as part of that transaction.  In the lawsuit, The Ackerman Group alleged that Mr. Chase was formerly employed by The Ackerman Group, and that he formed TAG 24 while so employed and used assets misappropriated from The Ackerman Group to start his new operation.  The Ackerman Group was suing Mr. Chase and TAG 24 for misappropriation of company assets, including clients and customers.  These appeared to be the part of the assets that Mr. Chase sold to Secure Risks as part of the series of transactions whereby Universal Holdings acquired Secure Risks.

Universal Holdings and Secure Risks were not named as defendants in The Ackerman Group’s lawsuit, and have not to date been threatened with litigation by The Ackerman Group.  Nevertheless, Universal Holdings was concerned that it was possible that should The Ackerman Group prevail, the consideration received by Mr. Chase in exchange for the assets he allegedly misappropriated from The Ackerman Group would be subject to levy in an enforcement action under a variety of legal and equitable theories, including constructive trust.  In order to avoid any liability for Universal Holdings or Secure Risks as being complicit in any transfer of such assets during the pendency of such litigation, Universal Holdings  notified Mr. Chase that the company would not release any of such shares from escrow or otherwise permit any of such shares to be sold under Rule 144 or otherwise transferred during the pendency of such litigation.  Universal Holdings was also concerned that it was possible that The Ackerman Group could assert claims against Secure Risks as TAG 24’s successor, which could result in equitable rights of offset against Mr. Chase.  The events also appeared to violate representations and covenants personally given by Mr. Chase in connection with the transaction whereby Universal Holdings acquired Secure Risks.

In May 2007, Mr. Chase’s U.S. counsel tendered an opinion letter seeking the removal of the restrictive legend from the shares under SEC Rule 144(k).  At the end of May 2007, Universal Holdings and Secure Risks were first advised of the existence, and later received, a minute order dated March 16, 2007 from the High Court of Chancery in the United Kingdom dismissing The Ackermann Group’s claims, thereby satisfactorily addressing the company’s concerns relating to that litigation.  Universal Holdings nevertheless informed Mr. Chase’s legal counsel that the company was rescinding the transaction with Mr. Chase and demanding the return of the 615,224 shares based upon multiple intentional misrepresentations made by Mr. Chase concerning TAG 24’s business as well as his breach of several covenants made in connection with those transactions.  By way of example and not limitation, Universal Holdings alleges that Mr. Chase tendered financial statements to induce Universal Holdings and Secure Risks to originally enter into the transaction that turned out, upon audit, to have grossly understated expenses resulting in the gross overstatement of income, all in violation of representations given by Mr. Chase as to the accuracy of those financial statements.  Universal Holding also alleges that Mr. Chase also failed to advise Universal Holdings and Secure Risks about his receipt of a termination notice relating to a material contract which formed a significant part of TAG 24’s revenues, again in violation of representations and covenants given by Mr. Chase as to the status of contracts with TAG 24’s customers.  Universal Holding also alleges that Mr. Chase also failed to disclose the existence of the litigation that had been initiated against him by the Ackermann Group, again in violation of representations given by Mr. Chase as to the absence of litigation.  Mr. Chase’s counsel has since informed the company that they would not pursue the removal of the legend from the shares pending their review of the company’s rescission demand.

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

CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales Of Unregistered Equity Securities

During the three-month interim period ended June 30, 2007, we did not sell or issue any securities not registered under the Securities Act of 1933 the issuance or grant of which we have not previously reported either on a quarterly report on form 10-QSB or a current report on form 8-K.

Use Of Proceeds Of Registered Offerings

Not Applicable.

Repurchases Of Equity Securities

During the three-month interim period ended June 30, 2007, we did not repurchase any equity securities.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on June 29, 2007.  At that meeting our shareholders passed the following resolutions by the following votes in person or by proxy:

•

To re-elect Messrs. Mel R. Brashears and Michael J. Skellern as our Class II and III directors, respectively, by votes of 41,826,423 and 42,124,524 shares in favor, respectively, 0 and 0 shares against, respectively, and 2,288,500 and 1,990,398 shares withheld, respectively, representing the approval of each director by approximately 95% of the shares entitled to vote with respect to each director.  There were 8,518  broker non-votes.

•

To approve an amendment to our certificate of incorporation to increase the number of common shares we are authorized to issue from 100,000,000 shares to 150,000,000 shares by a vote of 37,586,839 shares for, 5,958,210 shares against, and 569,873 shares abstaining, representing the approval of approximately 85% of the shares entitled to vote.  There were no broker non-votes.

•

To ratify the appointment of AJ Robbins P.C. to serve as our independent auditors for our pending fiscal year which will end December 31, 2007 by a vote of 43,350,705 shares for, 466,043 shares against, and 298,175 shares abstaining, representing the approval of approximately 98% of the shares entitled to vote.  There were 8,518 broker non-votes.

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

Dated at Newport Beach, California, this 20th day of August, 2007.

UNIVERSAL GUARDIAN HOLDINGS, INC.
By:	/s/ Kevin A. Westcott
Kevin A. Westcott, President and Chief Operating Officer (principal executive officer)
By:	/s/ Kevin F. Pickard
Kevin F. Pickard Interim Chief Financial Officer (principal accounting and financial officer)

27