Form 10QSB
period 2007-09-30
UNIVERSAL GUARDIAN HOLDINGS INC
filed 2007-11-13
CIK 859916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

_________________

(Mark One)

☒	Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Quarterly Period Ended September 30, 2007
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 2, 2007, there were issued and outstanding 55,968,781 shares of common stock, par value $0.001 per share, and 600 shares of series ‘A’ preferred stock, par value $0.001 per share.

TABLE OF CONTENTS
Page

INTERIM CONSOLIDATED FINANCIAL STATEMENTS  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007  (UNAUDITED)  1

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

9

Off-Balance Sheet Arrangements

13

Critical Accounting Policies

13

Recent Accounting Pronouncements

14

UNCERTAINTIES AND RISK FACTORS THAT MAY AFFECT OUR FUTURE RESULTS AND FINANCIAL CONDITION

15

RISK FACTORS

15

Risks Relating To Our Business

15

Risks Relating To An Investment In Our Securities

20

CONTROLS AND PROCEDURES

24

Evaluation Of Disclosure Controls And Procedures

24

Evaluation Of Changes In Internal Control Over Financial Reporting

24

Material Weaknesses in Collecting And Processing Financial Information

24

LEGAL PROCEEDINGS

25

CHANGES IN SECURITIES AND USE OF PROCEEDS

28

Recent Sales Of Unregistered Equity Securities

28

Use Of Proceeds Of Registered Offerings

29

Repurchases Of Equity Securities

29

DEFAULTS UPON SENIOR SECURITIES

29

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

29

OTHER INFORMATION

29

Matters Not Previously Reported On Form 8-K

29

Voluntary Reports

29

Material Changes To Director Nominee Procedures

29

EXHIBITS

29

SIGNATURES

30

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

The information in this quarterly report is current as of the date of this quarterly report (September 30, 2007), unless another date is specified.

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

–ii–

UNIVERSAL GUARDIAN HOLDINGS, INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

(UNAUDITED)

Contents

 -

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Consolidated Balance Sheet As Of September 30, 2007 (Unaudited)

September 30, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 452,701
Accounts receivable, net of allowance for doubtful accounts of $70,157	1,897,707
Inventory	70,935
Other current assets	259,245
TOTAL CURRENT ASSETS	2,680,588
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $1,400,575	910,828
GOODWILL	3,525,093
DEBT ISSUE COSTS	679,331
TOTAL ASSETS	$ 7,795,840
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 1,696,302
Accrued expenses	1,357,022
Income taxes payable	201,743
Accrued suspension of operations costs	200,000
Accrued expenses – related parties	34,978
Accrued obligation under abandoned lease	200,000
TOTAL CURRENT LIABILITIES	3,690,045
CONVERTIBLE DEBENTURES, net of discount of $2,694,731	2,910,269
TOTAL LIABILITIES	6,600,314
SERIES ‘A’ CONVERTIBLE PREFERRED STOCK OF SUBSIDIARY - UNIVERSAL GUARDIAN CORPORATION	25,264
COMMITMENTS AND CONTINGENCIES	—
STOCKHOLDERS’ EQUITY
Preferred stock; $0.001 par value, 5,000,000 shares authorized
Series ‘A’ convertible preferred stock, cumulative 7%; $0.001 par value, 600 shares designated as Series ‘A”; 600 shares issued and outstanding ($164,500 of dividends in arrears)	1
Common stock; $0.001 par value; 150,000,000 shares authorized; 53,860,586 shares issued and outstanding	53,861
Additional paid-in capital	37,725,625
Accumulated other comprehensive (loss)	(43,377)
Accumulated deficit	(36,565,848)
TOTAL STOCKHOLDERS’ EQUITY	1,170,262
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 7,795,840

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Operations And Other Comprehensive (Loss) For The Three And Nine Months Ended September 30, 2007 and 2006 (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
NET REVENUE	$ 4,451,909	$ 5,445,961	$ 13,741,264	$ 16,269,413
COST OF REVENUE	3,219,264	2,787,431	8,818,099	7,874,746
GROSS PROFIT	1,232,645	2,658,530	4,923,165	8,394,667
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,727,643	5,639,562	11,466,058	14,400,903
SUSPENSION OF OPERATIONS	—	—	2,863,853	—
TOTAL OPERATING EXPENSES	2,727,643	5,639,562	14,329,911	14,400,903
LOSS FROM OPERATIONS	(1,494,998)	(2,981,032)	(9,406,746)	(6,006,236)
OTHER INCOME (EXPENSE)
Interest expense	(235,964)	(423)	(768,542)	(423)
Financing costs	—	—	—	(164,928)
Amortization of debt discount	(565,157)	—	(1,973,240)	—
Interest income	2,180	19,049	38,920	20,259
Other, net	—	2,750	6,800	5,549
TOTAL OTHER INCOME (EXPENSE)	(798,941)	21,376	(2,696,062)	(139,543)
LOSS BEFORE PROVISION FOR INCOME TAXES	(2,293,939)	(2,959,656)	(12,102,808)	(6,145,779)
PROVISION (BENEFIT) FOR INCOME TAXES	—	—	—	—
NET LOSS	$ (2,293,939)	$ (2,959,656)	$ (12,102,808)	$ (6,145,779)
OTHER COMPREHENSIVE (LOSS)
Foreign currency translation gain (loss)	$ (1,115)	$ (10,630)	$ (40,014)	$ (18,717)
COMPREHENSIVE (LOSS)	$ (2,295,054)	$ (2,970,286)	$ (12,142,822)	$ (6,164,496)
PREFERRED STOCK DIVIDENDS	$ (5,250)	$ (5,250)	$ (15,750)	$ (15,750)
NET LOSS ATTRIBUTED TO COMMON STOCKHOLDERS	$ (2,299,189)	$ (2,964,906)	$ (12,118,558)	$ (6,161,529)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.04)	$ (0.06)	$ (0.23)	$ (0.13)
WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	53,567,152	51,935,847	52,893,726	47,637,569

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statement of Stockholders’ Equity (Deficit) For The Nine Months Ended September 30, 2007 (Unaudited)

	Series ‘A’ Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Compre- hensive (Loss)	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2006	600	$ 1	52,165,774	$ 52,166	$ 35,808,956	$ (3,363)	$ (24,463,040)	$ 11,394,720
Exercise of options (cashless exercise of 625,000 options)	—	—	297,068	297	(297)	—	—	—
Issuance of common stock for payment of interest	—	—	416,684	416	203,930	—	—	204,346
Issuance of common stock for conversion of debentures	—	—	610,690	611	394,389	—	—	395,000
Issuance of common stock for services	—	—	370,370	371	62,592	—	—	62,963
Fair value of warrants issued to consultants	—	—	—	—	110,700	—	—	110,700
Fair value of vesting options issued to employees	—	—	—	—	406,135	—	—	406,135
Value of warrants issued with convertible debentures	—	—	—	—	296,533	—	—	296,533
Value of beneficial conversion feature	—	—	—	—	442,687	—	—	442,687
Foreign currency translation adjustment	—	—	—	—	—	(40,014)	—	(40,014)
Net loss	—	—	—	—	—	—	(12,102,808)	(12,102,808)
Balance, September 30, 2007	600	$ 1	53,860,586	$ 53,861	$ 37,725,625	$ (43,377)	$ (36,565,848)	$ 1,170,262

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements of Cashflow For The Nine Months Ended September 30, 2007 and 2006 (Unaudited)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net loss	$ (12,102,808)	$ (6,145,779)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization expense	647,074	659,252
Amortization of prepaid consulting	—	65,267
Common stock issued for interest	204,346	—
Common stock issued for compensation and services	62,963	122,723
Common stock issued for legal settlement	—	159,928
Amortization of debt discount	1,973,240	—
Amortization of debt issue costs	496,631	—
Value of vesting options issued to employees	406,135	2,481,561
Fair value of options and warrants issued to consultants/placement agent	26,354	—
Loss on disposal of fixed assets	—	67,130
Loss on write down on intellectual property	2,563,853	—
(Increase) decrease in:
Accounts receivable	924,339	(144,987)
Due from former officer	75,343	—
Inventory	492,564	(442,110)
Deposits and other assets	282,850	(197,317)
Increase (decrease) in:
Accounts payable	(207,618)	264,123
Accrued expenses	304,278	730,429
Accrued suspension of operations costs	200,000	—
Accrued expenses—related parties	(131,205)	32,957
Deferred revenues	—	(1,109,461)
Net cash (used in) operating activities	$ (3,781,661)	$ (3,456,284)

 (continued on next page)

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Consolidated Statements Of Cash flow For The Nine Months Ended September 30, 2007 and 2006 (Unaudited) (continued)

	For the Nine Months Ended
	September 30, 2007	September 30, 2006
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
Purchase of property and equipment	$ (74,616)	$ (210,617)
Net cash (used in) investing activities	(74,616)	(210,617)
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
Proceeds from exercise of options and warrants	—	710,000
Proceeds from sale of convertible debentures	1,000,000	4,000,000
Payment of offering costs	(110,000)	(527,197)
Net cash provided by financing activities	890,000	4,182,803
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(40,014)	(18,717)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,006,291)	497,185
CASH AND CASH EQUIVALENTS, Beginning of period	3,458,992	666,505
CASH AND CASH EQUIVALENTS, End of period	$ 452,701	$ 1,163,690
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ —	$ —
Income taxes paid	$ —	$ —

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the nine-month interim period ended September 30, 2007, the Company (1) issued 297,068 shares of common stock in connection with the cashless exercise of 625,000 options; (2) issued 416,684 shares of common stock in connection with the payment of accrued interest of $204,346; (3) issued 370,370 shares of common stock for services rendered valued at $62,963; and (4) issued 610,690 shares of common stock in connection with the conversion of convertible debentures in the amount of $395,000.

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

The accompanying notes are an integral part of these consolidated financial statements

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2007 and 2006 (Unaudited)

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

The Company’s active operating subsidiaries (including currently suspended entities which the Company intends to reactivate as discussed below) are broken-down into three different operating groups, the UG Services Group which provides comprehensive risk mitigation solutions as well as tactical and strategic security services; the UG Products Group which markets non-lethal or less-lethal personal protection devices; and the UG Systems Group, which provides proprietary integrated and interoperable asset tracking and monitoring systems.

The UG Services Group is principally comprised of Universal Guardian Services Group, Ltd. (formerly known as Secure Risks Singapore, PTE).  The UG Products Group is comprised of Universal Guardian Products, Ltd., formerly known as Shield Defense International Ltd. (“UG Products”), and Shield Defense Corporation (“SDC)).  The UG Systems Group is comprised of ISR Systems Corporation (“ISR Systems”), and Universal Guardian Systems, Ltd., formerly known as MeiDa Information Technologies, Ltd. (“UG Systems”).  UG Systems was treated as a variable interest entity from October 7, 2005 to January 1, 2006.  Each of these subsidiaries is wholly-owned.

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

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2007 and 2006 (Unaudited) (Continued)

On July 30, 2007, the Company also suspended operations for the UG Systems Group in order to focus on growth and profitability within the UG Services Group.  As part of this decision, the Company laid-off or otherwise eliminated both operational and administrative staff for all UG Systems Group operations.  On October 30, 2007, the Company’s ISR Systems Corporation subsidiary (“ISR”) entered into an Asset Purchase Agreement pursuant to which ISR will sell its business assets to Tagistics Corporation.  For a description of this pending transaction, see Note 8, “Subsequent Events”.

The accompanying consolidated financial statements also include the accounts of six inactive wholly-owned subsidiaries that the Company does not intend to reactivate, Secure Risks Ltd. (“Secure Risks”), Secure Risks-Strategic Security Solutions International Ltd. (“SSSI”), Shield Defense Europe GmbH, Inc., Shield Defense Technologies, Inc, Shield Defense (Macao) Ltd. and Secure Risks Asia Pacific, Ltd.), and one prior wholly-owned subsidiary which the Company sold in the second quarter of fiscal 2007 (Secure Risk Pakistan, Ltd.).  Secure Risks has pledged to Universal Holdings the shares of SSSI owned by Secure Risks as security for intercompany loans and advances made by Universal Holdings to both of those subsidiaries.

The accompanying consolidated financial statements also include the accounts of an inactive 88.7%-owned subsidiary Universal Guardian Corporation (including its dormant wholly-owned subsidiary, The Harbour Group, Inc.).  The Company has no intent to reactivate either of these subsidiaries.

Basis of Presentation

These unaudited interim consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the Company for its year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB for that year, as it may be amended.  The results for the nine-month interim period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007

Going Concern; Management’s Plans

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company’s continuation as a going concern.  For the nine-month interim period ended September 30, 2007, the Company incurred a net loss of $12,102,808 and used cash for operating activities of $3,781,661, and had an accumulated deficit of $36,565,848 at September 30, 2007.  While the Company’s UG Services Group generated significant increases in revenue and gross profit over the greater part of the past several fiscal years, these gains were offset by significant continuing selling, general and administrative costs

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2007 and 2006 (Unaudited) (Continued)

attributable to supporting the Company’s UG Products and UG Systems Groups pending the delayed introduction of their products and services to market.  On July 30, 2007, the Company suspended U.S.- based operations in order to eliminate significant operational and overhead costs principally associated with the Company’s UG Products and UG Systems Groups for the purpose of preserving and focusing available cash flow on growth and profitability within the UG Services Group (which generates approximately 89% of the Company’s revenues and 50% of its costs).  After taking into consideration these cost-savings measures, management now anticipates that the Company will need to raise approximately $2,000,000 in additional capital to execute its plan of operation as it relates to the growth and profitability of the Company’s  UG Services Group over the next twelve months.  The Company will seek to raise the additional capital required through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, the sale of assets or business lines, or a combination of the foregoing.  The Company may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  The Company currently does not have any binding commitments for, or readily available sources of, additional financing. The Company cannot give any assurance that it will be able to secure the additional cash or working capital it may require to continue its operations.  Should the Company be unable to raise the additional working capital required to fully execute its plan of operation, the Company may be forced to further reduce or suspend its operations in the meantime.  The foregoing circumstances raise substantial doubt about the Company’s ability to continue as a going concern in the event it is unable to raise the additional capital required. These interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  These interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 –SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain reclassifications have been made to the balances as of September 30, 2006 to conform to the September 30, 2007 presentation.

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

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2007 and 2006 (Unaudited) (Continued)

Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123.  The Company recognized $406,135 and $2,481,561 in share-based compensation expense for the nine-month interim periods ended September 30, 2007 and 2006, respectively.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods.  As of September 30, 2007, the Company used estimates in determining the realization of its accounts receivable, fixed assets, intangible assets, accrued expenses, and the fair value of equity instruments issued for services.  Actual results could differ from these estimates.

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

Inventory

Inventories are stated at the lower of cost or market on a first-in, first-out basis.  The Company’s inventory balance at September 30, 2007 principally consists of Cobra StunLights™ available for sale.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivables.  The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit.  The Company has not experienced a loss in such accounts.  The Company extends credit based on an evaluation of the customer’s financial condition,

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2007 and 2006 (Unaudited) (Continued)

generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition.  The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

The Company conducts substantial operations outside of the United States in Singapore, Dubai and Afghanistan.  Included in the Company’s contracts are contracts with PAE HSC, MPRI, AED, the U.S. Army and LBG BV, each of which contract (or set of contracts) would constitute more than 10% of the Company’s revenues.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts resulting from the inability, failure or refusal of customers to make required payments.  The Company determines the adequacy of this allowance by

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2007 and 2006 (Unaudited) (Continued)

regularly reviewing the accounts receivable aging and applying various expected loss percentages to certain accounts receivable categories based upon historical bad debt experience.  The Company generally writes-off accounts receivable balances deemed uncollectible.

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

The Company typically enters into multiple element arrangements, which include software licenses, software services, PCS and occasionally hardware.  The majority of the Company’s software arrangements are multiple element arrangements, but for those arrangements that include customization or significant modification of the software, or where software services are otherwise considered essential to the functionality of the software in the customer’s environment, the Company uses contract accounting and applies the provisions of SOP 81-1.  No such revenues have been recognized for the nine-month interim period ended September 30, 2007.

If the arrangement does not require significant modification or customization, revenue is recognized when all of the following conditions are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the Company’s fee is fixed or determinable; and collectibility is probable.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2007 and 2006 (Unaudited) (Continued)

For multiple element arrangements, each element of the arrangement is analyzed and the Company allocates a portion of the total arrangement fee to the elements based on the fair value of the element using vendor-specific evidence of fair value (“VSOE”), regardless of any separate prices stated within the contract for each element.  Fair value is considered the price a customer would be required to pay if the element was sold separately based on the Company’s historical experience of stand-alone sales of these elements to third parties.  For PCS, the Company uses renewal rates for continued support arrangements to determine fair value.  For software services, the Company uses the fair value charged to customers when those services are sold separately.  In software arrangements in which the Company has the fair value of all undelivered elements but not of a delivered element, the “residual method” is applied as allowed under SOP 98-9 in accounting for any element of a multiple-element arrangement involving software that remains undelivered such that any discount inherent in a contract is allocated to the delivered element.  Under the residual method, if the fair value of all undelivered elements is determinable, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue assuming the other revenue recognition criteria are met.  In software arrangements in which the Company does not have VSOE for all undelivered elements, revenue is deferred until fair value is determined or all elements for which the Company does not have VSOE have been delivered.  Alternatively, if sufficient VSOE does not exist and the only undelivered element is services that do not involve significant modification or customization of the software, the entire fee is recognized over the period during which the services are expected to be performed.  No such revenues have been recognized for the nine-month interim periods ended September 30, 2007 and 2006.

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

For arrangements that include customization or modification of the software, or where software services are otherwise considered essential, the Company recognizes revenue using contract accounting.  The Company generally uses the percentage-of-completion method to recognize revenue from these arrangements.  The Company measures progress-to-completion primarily using labor hours incurred, or value added.  The percentage-of-completion methodology generally results in the recognition of

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2007 and 2006 (Unaudited) (Continued)

reasonably consistent profit margins over the life of a contract since the Company has the ability to produce reasonably dependable estimates of contract billings and contract costs.  The Company uses the level of profit margin that is most likely to occur on a contract.  If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely.  These arrangements are often implemented over an extended time period and occasionally require us to revise total cost estimates.  Amounts recognized in revenue are calculated using the progress-to-completion measurement after giving effect to any changes in the Company’s cost estimates.  Changes to total estimated contract costs, if any, are recorded in the period they are determined.  Estimated losses on uncompleted contracts are recorded in the period in which the Company first determines that a loss is apparent.  No such revenues have been recognized for the nine-month interim periods ended September 30, 2007 and 2006.

Software Services

Some of the Company’s software arrangements will include services considered essential for the customer to use the software for the customer’s purposes.  For these software arrangements, both the software license revenue and the services revenue are recognized as the services are performed using the percentage-of-completion contract accounting method.  When software services are not considered essential, the fee allocable to the service element is recognized as revenue as the Company performs the services.  No such revenues have been recognized for the nine-month interim periods ended September 30, 2007 and 2006.

Deferred Revenue

The Company recognizes deferred revenue for products that are ordered and credit card payment received, but not shipped prior to the balance sheet date.

Advertising and Marketing Costs

The Company expenses costs of advertising and marketing as incurred.  Advertising and marketing expense for the nine-month interim periods ended September 30, 2007 and 2006 were $1,392,032 and $598,816, respectively.

Warranty

A warranty period of one year is provided for the Company’s Cobra Stunlight™ product. Periodically, the recorded warranty liability is evaluated with consideration given to actual warranty expense incurred on a historical basis, the volume of products still under warranty, and the warranty period remaining for those products.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2007 and 2006 (Unaudited) (Continued)

liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax years ended December 31, 2004 through 2006 for U.S. Federal Income Tax and for the tax years ending December 31, 2003 through 2006 for the State of California Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of September 30, 2007.

The Company does not have any unrecognized tax benefits as of January 1, 2007 and September 30, 2007 which if recognized would affect the Company’s effective income tax rate.

The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. The Company did not recognize or incur any accrual for interest and penalties relating to income taxes as of January 1, 2007 or September 30, 2007.

Loss Per Share

In accordance with SFAS No. 128, “Earnings Per Share,” the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At September 30, 2007 and September 30, 2006, the only potential dilutive securities were 12,730,000 and 11,055,000 common stock options, 8,623,077 and 0 shares of common stock issuable upon the conversion of outstanding convertible debentures, and 14,198,902 and 8,588,811 common stock warrants/other options, respectively.  The Company’s potential dilutive securities also included eight shares of common stock that are issuable upon the conversion of the Company’s series ‘A’ convertible preferred stock.  In addition at each of September 30, 2007 and September 30, 2006, the Company had outstanding 18,714 shares of Guardian Corporation’s series ‘A’ preferred stock that can be converted into 18,714 shares of the Company’s common stock, respectively.  Due to the net loss, none of the potentially dilutive securities were included in the calculation of diluted earnings per share since their effect would be anti-dilutive.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2007 and 2006 (Unaudited) (Continued)

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive income (loss) is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income (loss).

The following table presents the components of other comprehensive income (loss):

Nine-month interim periods ended, (net of tax)	September 30, 2007	September 30, 2006
Foreign Currency Translation Gain (Loss)	$ (40,014)	$ (18,717)

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

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  The statement permits entities to choose to

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2007 and 2006 (Unaudited) (Continued)

measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is analyzing the potential accounting treatment.

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

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements.  EITF 00-19-2 addresses an issuer's accounting for registration payment arrangements.  This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.”  The guidance in EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements.  EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.   EITF 00-19-2 is effective for fiscal year beginning after December 15, 2006.  The Company has determined that this FSP will not have an impact in its September 30, 2007 financial statements

NOTE 3 – PROPERTY AND EQUIPMENT

The cost of property and equipment at September 30, 2007 consisted of the following:

Machinery and equipment	$ 614,384
Armored vehicles	946,973
Office equipment	750,046
2,311,403
Less accumulated depreciation	(1,400,575)
$ 910,828

Depreciation expense for the nine-month interim periods ended September 30, 2007 and September 30, 2006 was $413,998 and $309,635, respectively.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2007 and 2006 (Unaudited) (Continued)

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

As compensation for acting as placement agent, the Company paid Maxim Group a cash placement fee equal to 8% of the gross proceeds from each offering, or $400,000 and $80,000 for the First and Second Debenture offerings, respectively.  As additional compensation, the Company granted to Maxim Group five-year stock purchase warrants entitling it to purchase 769,231 and 153,846 common shares with respect to the First and Second Debenture offering, respectively, at $0.65 per share.  These warrant grants were valued at $444,762 and $84,346 for the First and Second Debenture offering, respectively, using the

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2007 and 2006 (Unaudited) (Continued)

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

The total offering costs for the First and Second Debenture offerings were $1,017,599 and $194,346, respectively.  These costs were capitalized as debt issue costs in the accompanying interim consolidated balance sheet, and are being amortized to interest expense over the term of the debentures.   For the nine-month interim period ended September 30, 2007, the Company amortized $496,631 of the combined debt issued costs into interest expense.

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

In the case of the First Debentures, the $5,000,000 face amount was proportionately allocated to the debenture and the warrants in the amounts of $3,461,228 and $1,538,772, respectively.  The value of the First Debentures was then allocated between the debenture and the beneficial conversion feature, which amounted to $928,225 and $2,533,003, respectively.  The combined total discount for the First Debenture offering is $4,071,775 and is being amortized over the term of the debenture. In the case of the Second Debentures, the $1,000,000 face amount was proportionately allocated to the debenture and the warrants in the amounts of $703,467 and $296,533, respectively.  The value of the Second Debentures was then allocated between the debenture and the beneficial conversion feature, which amounted to $260,780 and $442,687, respectively.  The combined total discount for the Second Debenture offering is $739,220 and is being amortized over the term of the debenture.  For the nine-month interim period ended September 30, 2007, the Company amortized a total of $1,973,240 of the aforesaid discounts determined for the First and Second Debenture offerings as other expense in the accompanying interim consolidated statements of operations.

The Company is obligated to register the common stock underlying the conversion of both the First and Second Debentures and the exercise of the warrants under registration rights agreements for each such offering.  For each Debenture offering, the Company was required to file a registration statement within 30 days of the final closing date (December 8, 2006 and January 11, 2007 for the First and Second Debenture offerings, respectively), and to procure a declaration by the SEC of the effectiveness of that registration statement within 90 days of that closing date (120 days if the registration statement is reviewed by the SEC).  Failure to file the registration statement, or have it declared effective by the SEC

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2007 and 2006 (Unaudited) (Continued)

would result in a penalty of 1% of the outstanding principal amount of the convertible debenture for each 30 day period the Company is not in compliance with those obligations.  The Company electronically transmitted a registration statement for both offerings to the SEC on January 16, 2007, thereby satisfying the filing obligation under each Debenture offering (as a consequence of the pending Second Debenture offering, the holders of the First Debentures agreed to extend the initial registration statement filing date for their offering to January 16, 2007).  After reviewing the registration statement, the SEC declared it effective on April 10, 2007.

In accordance with FSP EITF 00-19-2, upon the closing of each Debenture transaction, the Company did not believe it was probable that a registration penalty will be incurred; therefore, the Company did not factor in a registration penalty in the allocation of the proceeds of the convertible debenture.

The carrying amount of the Debentures at September 30, 2007 is as follows:

Carrying amount at December 31, 2006	$ 1,071,249
Issuance of additional convertible debentures	1,000,000
Discount related to warrants	(296,533)
Discount related to conversion feature	(442,687)
Converted to common stock	(395,000)
Amortization of discounts during the nine-month interim period ended September 30, 2007	1,973,240
Carrying amount at September 30, 2007	$ 2,910,269

NOTE 6 – STOCKHOLDERS’ EQUITY

Series ‘A’ Convertible Preferred Stock

At September 30, 2007, the Company had 600 series ‘A’ convertible preferred shares outstanding.

The series ‘A’ preferred shares carry a 7% cumulative dividend, and are convertible into common shares at the Company’s discretion if its common shares trading at $120 per share ($6 per share pre-split) for five consecutive days.  The series ‘A’ preferred shares are non-voting, carry no redemption rights, and carry a $300,000 liquidation preference, in addition to the payment of cumulative dividends.  As of September 30, 2007, there was $164,500 of dividends in arrears with respect to these shares.

These shares were originally issued in or about December 1999 to Triple Tree, an affiliate of Terra Listed, Ltd.  In connection with that purchase, the Company purchased 4,100 shares of Triple Tree.  Based upon corporate minutes accompanying the transaction, the Company has the right to convert the 600 series ‘A’ preferred shares outstanding into eight common shares pursuant based an $80 per share conversion rate.  The Company also believes that Triple Tree may owe the Company up to $200,000 in connection with a put right and guarantee provided by Triple Tree to the Company in connection with Triple Tree shares purchased by the Company.  The Company reserves its rights to cancel some or all of the series ‘A’

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2007 and 2006 (Unaudited) (Continued)

preferred shares and the dividends accrued to date on those shares in connection with Triple Tree’s obligation.

Series ‘B’ Convertible Preferred Stock

At September 30, 2007, the Company had 0 series ‘B’ convertible preferred shares outstanding.

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

For The Nine Months Ended September 30, 2007

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

On April 25, 2007, the Company issued a total of 174,331 common shares to 45 investors holding our convertible debentures in payment of $109,828 of interest accrued on those debentures for the period commencing as of the date of issuance/sale of the debentures (December 8, 2006 and January 11, 2007) through March 30, 2007.  This issuance was made pursuant to the Company’s election under the terms of the debentures to pay interest in shares in lieu of cash at the rate of $0.62 per share.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2007 and 2006 (Unaudited) (Continued)

On July 9, 2007, the Company issued a total of 242,353 common shares to 45 investors holding our convertible debentures in payment of $94,518 of interest accrued on those debentures for the period April 1, 2007 through June 30, 2007.  This issuance was made pursuant to the Company’s election under the terms of the debentures to pay interest in shares in lieu of cash at the rate of $0.39 per share.

On August 30, 2007, the Company granted to three directors, Messrs. Mel R. Brashears, Michael D. Bozarth and Kenneth A. Merchant, as compensation for further serving on the Company’s board of directors, common share purchase options entitling each of them to purchase 300,000 restricted common shares at the exercise price of $0.20 per share.  These options vest on December 31, 2007, and lapse to the extent unexercised on August 30, 2017, subject to standard acceleration and forfeiture provisions.

On August 30, 2007, the Company granted to Mr. Kevin A. Westcott, as compensation for further serving as the Company’s President, common share purchase options entitling him to purchase 500,000 restricted common shares at the exercise price of $0.20 per share.  These options were fully vested on grant, and lapse to the extent unexercised on August 30, 2017, subject to standard acceleration and forfeiture provisions.

On August 30, 2007, the Company granted to Mr. Kevin F. Pickard, as compensation for further serving as the Company’s Interim Chief Financial Officer, common share purchase options entitling him to purchase 200,000 restricted common shares at the exercise price of $0.20 per share.  These options were fully vested on grant, and lapse to the extent unexercised on August 30, 2017, subject to standard acceleration and forfeiture provisions.

On August 30, 2007, the Company granted to Mr. Bruce D. Braes, as compensation for further serving as the President and Chief Executive Officer of the Company’s Universal Guardian Services Group PTE, Ltd subsidiary, common share purchase options entitling him to purchase 150,000 restricted common shares at the exercise price of $0.20 per share.  These options were fully vested on grant, and lapse to the extent unexercised on August 30, 2017, subject to standard acceleration and forfeiture provisions.

On August 30, 2007, the Company granted to its outside legal counsel, Mr. Mark V. Asdourian, as compensation for the further provision of legal services, common share purchase options entitling him to purchase 300,000 restricted common shares at the exercise price of $0.20 per share.  These options were fully vested on grant, and lapse to the extent unexercised on August 30, 2017, subject to standard acceleration and forfeiture provisions.

During the nine-month interim period ended September 30, 2007, the Company issued 370,370 common shares to officers and consultants as compensation for the provision of services.  These shares, which were issued at a 25% discount to market, were valued at $62,963 based upon the fair market value of the shares as of the valuation date for grant.

During the nine-month interim period ended September 30, 2007, the Company issued 610,690 common shares to the holders of convertible debentures upon their election pursuant to the terms of the debenture to convert $395,000 in principal on that debenture into common shares at the rate of $0.65 per share

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2007 and 2006 (Unaudited) (Continued)

For The Nine Months Ended September 30, 2006

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

On May 24, 2006, the Company granted to two directors, Messrs. Mel R. Brashears and Michael D. Bozarth, as compensation for further serving on the Company’s board of directors, common share purchase options entitling each of them to purchase 300,000 restricted common shares at the exercise price of $0.84 per share.  These options vest on December 31, 2006, and lapse to the extent unexercised on May 24, 2016, subject to standard acceleration and forfeiture provisions.

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

On May 24, 2006, the Company granted to Messrs. Mel R. Brashears and Michael D. Bozarth, as compensation for further serving on the Company’s board of directors, common share purchase options entitling each of them to purchase 300,000 restricted common shares at the exercise price of $0.84 per share.  These options vest on December 31, 2006, and lapse to the extent unexercised on May 24, 2016, subject to standard acceleration and forfeiture provisions.

On May 24, 2006, the Company granted to Messrs. Michael J. Skellern and Mark V. Asdourian, as compensation for further serving as the Company’s Chief Executive Officer and General Counsel, respectively,  common share purchase options entitling each of them to purchase 300,000 restricted

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2007 and 2006 (Unaudited) (Continued)

common shares at the exercise price of $0.84 per share.  These options vest on September 8, 2006, and lapse to the extent unexercised on May 24, 2016, subject to standard acceleration and forfeiture provisions.

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

On June 20, 2006, the Company closed a private placement pursuant to which it sold (1) a total of 5,333,351 common shares, and (2) five-year stock purchase warrants entitling the holders to purchase a total of 2,666,681 common shares at $ 1.12½ per share, to forty accredited investors in consideration of gross cash proceeds of $4,000,000.  As part of that transaction, the Company paid the following

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2007 and 2006 (Unaudited) (Continued)

compensation to Paulson Investment Company, Inc., as placement agent for the offering:  (1) cash compensation in the amount of $400,000, representing 10% of the gross proceeds of the offering; (2) a non-accountable expense allowance in the amount of $120,000, representing 3% of the gross proceeds of the offering; and (3) a five-year placement agent warrant entitling Paulson to purchase a total of 266,669 units at the price of $1.50 per unit, each unit comprised of two common shares and a five-year stock purchase warrant entitling Paulson to purchase one common share at $1.12½ per share.  The Company may accelerate the term of the aforesaid stock purchase warrants in the event that the fair market value of the common shares equals or exceeds $1.50 for five consecutive trading days.  In any such event, the holder of the warrant will have thirty days from notice to exercise the warrant.

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

Series ‘A’ Preferred Stock of Subsidiary - Universal Guardian Corporation

At September 30, 2007, Guardian Corporation had 18,714 UGC series ‘A’ preferred shares outstanding.  This has been presented on the accompanying interim consolidated balance sheet in a manner similar to minority interest.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation

On July 23, 2007, the Company’s SSSI subsidiary received a demand letter from counsel for the Afghanistan International Bank (AIB) responding to the denial of an insurance claim submitted by AIB to SSSI’s insurance carrier.   AIB alleges that it was robbed after the close of banking hours and that the robbery was a result of the participation of SSSI employees as well as the failure of SSSI to protect the premises by allowing an unidentified vehicle to enter and perpetrate the robbery.  The insurance carrier denied the claim on the grounds that the relevant business liability insurance policy excludes liability arising out of claims in respect of property in the care, custody, and control of the insured, and places the burden on the owner of the property to secure such property.  The insurance carrier denied the claim on the further grounds that no contract or agreement was in place for the protection of AIB’s property.  Finally, the insurance carrier denied the claim on the grounds that SSSI’s employees were not on official

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2007 and 2006 (Unaudited) (Continued)

business at the time of the robbery and that AIB employees were implicated in the robbery.  AIB rejected each of these positions and contends that the absence of a signed contract between SSSI and AIB does not negate liability and that AIB is entitled to collect from SSSI $524,797 in damages it sustained as a result of the robbery.  The parties are currently exploring a resolution of this matter given the continuing services SSSI provides AIB.

On January 11, 2005, Universal Holdings received a cease and desist letter from Pepperball Technologies, Inc. claiming that its prospective manufacture of frangible projectiles for the Python (now named Riot Defender™) Projectile Launcher infringes on Pepperball’s patents, and further claiming that the prior President of the Company’s UG Products subsidiary, Mr. Dennis M. Cole, who was previously employed by Pepperball, violated his at will employment agreement by providing the Company with alleged trade secrets.  The frangible projectiles that will be manufactured by the Company are protected by a patent originally issued to the U.S. Navy on November 14, 2000 (U.S. Patent No. 6,145,441).  The U.S. Navy granted Guardian Corporation the exclusive right to sell and market projectiles using this patented technology for the life of the patent pursuant to an agreement dated November 19, 2002.  In January, 2004, Guardian Corporation renewed its exclusive license to the U.S. Navy’s patent for 14 years.  The Company has received non-infringement opinions from patent counsel confirming that the Company’s manufacture and sale of the frangible projectiles will not infringe upon Pepperball’s intellectual property rights.  To date, the Company has yet to sell any frangible projectiles which undermines any claims of damages which may be asserted by Pepperball.  On January 28, 2005 the Company responded to Pepperball’s correspondence and is prepared to vigorously defend its claims if necessary.  In reply, Pepperball is demanding that the Company provide it with exemplars of the Company’s products so that they may make an independent determination as to whether the design of the frangible projectiles infringes on their patents.  The Company is taking the matter under advisement.

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

Shortly before receiving this demand letter, Universal Holdings received a copy of an application to the High Court of Chancery in the United Kingdom from an English law firm seeking the functional equivalent of the issuance of a subpoena duces tecum to Secure Risks on behalf of The Ackerman Group.  The application was made in connection with a lawsuit filed by The Ackerman Group against Mr. Chase, a number of other individuals as well as TAG 24, Ltd (“TAG 24”), a company acquired by Secure Risks from Mr. Chase immediately before Universal Holdings acquisition of Secure Risks in contemplation and as part of that transaction.  In the lawsuit, The Ackerman Group alleged that Mr. Chase was formerly employed by The Ackerman Group, and that he formed TAG 24 while so employed and used assets misappropriated from The Ackerman Group to start his new operation.  The Ackerman Group was suing Mr. Chase and TAG 24 for misappropriation of company assets, including clients and customers.  These

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2007 and 2006 (Unaudited) (Continued)

appeared to be the part of the assets that Mr. Chase sold to Secure Risks as part of the series of transactions whereby Universal Holdings acquired Secure Risks.

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

NOTE 8 – SUBSEQUENT EVENTS

Since September 30, 2007, the Company has issued a total of 1,562,313 common shares to officers and consultants as compensation for the provision of services or as bonus valued at approximately $190,000.

UNIVERSAL GUARDIAN HOLDINGS, INC. AND SUBSIDIARIES Notes To Interim Consolidated Financial Statements For The Nine Months Ended September 30, 2007 and 2006 (Unaudited) (Continued)

In addition, the Company has issued a total of 515,867 shares as payment for accrued interest accrued on the Company’s convertible debentures in the amount of $84,766.

On October 30, 2007, the Company’s ISR Systems Corporation subsidiary (“ISR”) entered into an Asset Purchase Agreement pursuant to which ISR will sell its business assets to Tagistics Corporation.  The consideration to be received by ISR in exchange for the sale of the assets consists of the following:  (1) $1,000,000 to be paid partially in cash with the balance in the form of a secured promissory note; (2) an assumption of liabilities under executory contracts; (4) a release of liabilities ISR owes former officers, employees, vendors and consultants; (5) the issuance to ISR of five percent (5%) of the outstanding issued common stock of Tagistics Corporation; and (6) hosting services that Tagistics Corporation will provide Universal Holdings and its subsidiaries for a period of eighteen month commencing on the closing date.  The Asset Purchase Agreement grants Tagistics Corporation a five year right to redeem all of the shares of common stock issued to ISR at closing for $5,000,000 in cash.  The transaction is scheduled to close on or about November 20, 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of our financial condition and results of operations should be read in conjunction with (1) our unaudited interim consolidated financial statements and their explanatory notes included as part of this quarterly report, and (2) our audited annual consolidated financial statements and explanatory notes for the year ended December 31, 2006 as disclosed in our annual report on form 10-KSB for that year as filed with the SEC, as it may be amended.  The results for the nine-month interim period ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

Overview

Universal Holdings is a holding company which provides security products, systems and services to mitigate terrorist, criminal and security threats for governments and businesses worldwide through our various operating subsidiaries, broken-down into three different operating groups, the UG Services Group, the UG Products Group, and the UG Systems Group.

UG Services Group

Our service group of operating subsidiaries (collectively the “UG Services Group”), which generated approximately 89% of our revenues for the nine-month interim period ended September 30, 2007, provides comprehensive risk mitigation solutions as well as tactical and strategic security services to protect commercial and government personnel and assets worldwide. These services include threat assessment, risk analysis, country risk management, business intelligence, corporate investigations, information assurance, kidnap and ransom insured services, as well as tactical security including executive and diplomatic protection and training.  We provide these services principally through Universal Guardian Services PTE, Ltd., formerly known as Secure Risks Singapore, PTE. (“UG Services”).  The UG Services Group delivers services through regional branch offices, with principal offices located in Kabul, Singapore, Dubai and Los Angeles (Newport Beach). The vast majority of our revenues from January 1, 2004 to date have been generated by the UG Services Group from its operations outside of the United States.  In the second quarter of fiscal 2007, we sold Secure Risks Pakistan, Ltd..

UG Products Group

Our products group of operating subsidiaries (collectively the “UG Products Group”), which generated approximately 11% of our revenues for the nine-month interim period ended September 30, 2007, focuses on designing, producing and marketing non-lethal or less-lethal personal protection devices and projectiles for use by military, law enforcement, private security and consumer personal protection markets throughout the world.  We have completed development of two products for the UG Products Group—the Cobra StunLight™ and the Riot Defender™.

The Cobra StunLight™ is a heavy-duty high-intensity LED flashlight designed to provide escalating use-of-force options to the user by illuminating its target and launching a laser-aimed, ballistic stream OC (pepper spray) which causes temporarily blindness, respiratory breathing difficulty and a burning sensation of the skin that can debilitate assailants from safe stand-off distances up to 20 feet.

The Riot Defender™ is for use by law enforcement and military as a non-lethal use-of-force compliance tool for suspects and to control civil disturbances.  The Riot Defender™ is a semi-automatic projectile launcher which can debilitate an assailant using its RiotBall™ proprietary and patent pending frangible projectile at an effective range of more than 50 feet. A frangible projectile is one which breaks-up upon impact, thereby reducing the risk of injury to the suspect.  The Riot Defender™ is designed to have the capacity of ten projectiles in the pistol configuration, and 180 projectiles in the carbine configuration, and can be equipped with a laser-aiming device for better precision and accuracy. The device can use several projectile variants, including OC powder, marking powder and inert powder. Each projectile has a specific use ranging from temporarily incapacitating individual suspects to crowd control. We had developed international manufacturing, sales and marketing channels to facilitate the introduction of these products to targeted markets.

We have shipped the Cobra StunLight™ to several law enforcement agencies and distributors in Australia, France, Germany, Mexico, Saudi Arabia, Singapore, Turkey and the United States for testing, evaluation and purchase.  Our Mexican distributor has advised the company that the Federal Police of Mexico will be purchasing the Cobra StunLight™ in a state by state implementation throughout Mexico.  We completed a pilot program for the Cobra StunLight™ with the Los Angeles Sheriff’s Department, resulting in the Department approving the purchase of the Cobra StunLight™ by its deputies.  We also launched consumer sales for this product in the United States.

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

UG Systems Group

Our systems group of operating subsidiaries (collectively the “UG Systems Group”), which has not generated revenue to date, provide proprietary integrated and interoperable asset tracking and monitoring systems for use in government and commercial global supply chain logistics. We recently introduced our Total Asset Guardian™ (“TAG”) platform which provides multifaceted solutions for global asset tracking, asset visibility and data management throughout the supply chain.

The TAG platform is comprised of a proprietary software application and processes which provide secure supply chain data collection, real-time network and security monitoring and notification. The TAG platform is a scaleable system that can be deployed on a global basis.  Our TAGeasy™ e-commerce RFID label system is a subscription-based system that provides pre-printed RFID labels and delivers them to Department of Defense and retail suppliers.  Our TAGstation™ is a hosted-system designed to provide on-site RFID capability for small to medium-sized government and retail suppliers.  TAGcentral™ consists of an enterprise level software application for major international retailers and government suppliers. In addition to the anticipated revenue generated upon the licensing and/or sale of these systems, each solution provides potential recurring revenue based upon subscription fees.

On July 30, 2007, we suspended operations for the UG Systems Group in order to focus on growth and profitability within the UG Services Group.  As part of this decision, we laid-off or otherwise eliminated both operational and administrative staff for all UG Systems Group operations.  On October 30, 2007, our ISR Systems Corporation subsidiary (“ISR”), the principal operating subsidiary of the UG Systems Group, entered into an Asset Purchase Agreement pursuant to which ISR will sell its business assets to Tagistics Corporation.  The consideration to be received by ISR in exchange for the sale of the assets consists of the following:  (1) $1,000,000 to be paid partially in cash with the balance in the form of a secured promissory note; (2) an assumption of liabilities under executory contracts; (4) a release of liabilities ISR owes former officers, employees, vendors and consultants; (5) the issuance to ISR of five percent (5%) of the outstanding issued common stock of Tagistics Corporation; and (6) hosting services that Tagistics Corporation will provide Universal Holdings and its subsidiaries for a period of eighteen month commencing on the closing date.  The Asset Purchase Agreement grants Tagistics Corporation a five year right to redeem all of the shares of common stock issued to ISR at closing for $5,000,000 in cash. The transaction is scheduled to close on or about November 20, 2007

Going Concern

The unaudited interim consolidated financial statements included with this quarterly report have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation as a going concern.  While our UG Services Group generated significant increases in revenue and gross profit over the past several fiscal years, these gains were offset by significant continuing selling, general and administrative costs attributable to supporting our UG Products and UG Systems Groups pending the delayed introduction of their products and services to market.  On July 30, 2007, we suspended U.S.- based operations in order to eliminate significant operational and overhead costs principally associated with our UG Products and UG Systems Groups for the purpose of preserving and focusing available cash flow on growth and profitability within the UG Services Group (which generates approximately 89% of the Company’s revenues and 48% of its costs).  After taking into consideration these cost-savings measures, we continue to anticipate that we will need to raise approximately $2,000,000 in additional capital to execute our plan of operation as it relates to the growth and profitability of our UG Services Group over the next twelve months.  See “Liquidity And Capital Resources—Capital Resources Going Forward” below.  As discussed in greater detail in “Note 1—Presentation–Going Concern; Management’s Plans”, contained in the explanatory notes to our unaudited interim consolidated financial statements included with this quarterly report, the foregoing circumstances raise substantial doubt about our ability to continue as a going concern in the event we are unable to raise the additional capital.  Our unaudited interim consolidated financial statements and their explanatory notes included as part of this quarterly report do not include any adjustments that might result from the outcome of this uncertainty, nor do they include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Results of Operations

Selected Statement Of Operations Data

Summarized in the table below is statement of operations data comparing the three- and nine-month interim periods ended September 30, 2007 with our three- and nine-month interim periods ended September 30, 2006, respectively:

	Three Months Ended September 30,		Change ($)	Change (%)
	2007	2006
Net revenue	$ 4,451,909	$ 5,445,961	$ (994,052)	(18%)
Cost of revenue	3,219,264	2,787,431	431,833	15%
Gross profit	1,232,645	2,658,530	(1,425,885)	(54%)
Selling, general and administrative expenses	2,727,643	5,639,562	(2,911,919)	(52%)
Loss from operations	(1,494,998)	(2,981,032)	(1,486,034)	(50%)
Interest expense	(235,964)	(423)	(235,541)	55,683%
Amortization of debt discount	(565,167)	—	(565,167)	—
Interest income	2,180	19,049	(16,869)	(89%)
Other, net	—	2,750	(2,750)	(100%)
Total other income (expense)	(798,941)	21,376	(820,317)	(3,838%)
Loss before provision for income taxes	(2,293,939)	(2,959,656)	665,717	22%
Provision for income taxes	—	—	—	—
Net loss	(2,293,939)	(2,959,656)	665,717	22%

	Nine Months Ended September 30,		Change ($)	Change (%)
	2007	2006
Net revenue	$ 13,741,264	$ 16,269,413	$ (2,528,149)	(16%)
Cost of revenue	8,818,099	7,874,746	943,353	12%
Gross profit	4,923,165	8,394,667	(3,471,502)	(41%)
Selling, general and administrative expenses	11,466,058	14,400,903	(2,934,845)	(20%)
Suspension of operations	2,863,853	—	2,863,853	—
Loss from operations	(9,406,746)	(6,006,236)	(3,400,510)	(67%)
Interest expense	(768,542)	(423)	(768,119)	181,588%
Financing costs	—	(164,928)	164,928	(100%)
Amortization of debt discount	(1,973,240)	—	(1,973,240)	—
Interest income	38,920	20,259	18,661	92%
Other, net	6,800	5,549	1,251	23%
Total other income (expense)	(2,696,062)	(139,543)	(2,556,519)	1,832%
Loss before provision for income taxes	(12,102,808)	(6,145,779)	(5,957,029)	97%
Provision for income taxes	—	—	—	—
Net loss	(12,102,808)	(6,145,779)	(5,957,029)	97%

Revenues And Gross Profits

Revenue for the three- and nine-month interim periods ended September 30, 2007 was $4,451,909 and $13,741,264, respectively, as compared to $5,445,961 and $16,269,413 for the corresponding interim periods in fiscal 2006, respectively.  Cost of revenue, gross profit and gross margin for the three-month interim ended September 30, 2007 were $3,219,264, $1,232,645 and 28%, respectively, as compared to $2,787,431, $2,658,530 and 49% for the corresponding interim period in fiscal 2006, respectively.  Cost of revenue, gross profit and gross margin for the nine-month interim ended September 30, 2007 were $8,818,099, $4,923,165 and 36%, respectively, as compared to $7,874,746, $8,394,667 and 52% for the corresponding interim period in fiscal 2006, respectively.

Our revenues for the three- and nine-month interim periods ended September 30, 2007 was principally derived from contracts for security services rendered by the UG Services Group.  Approximately 75% of these revenues for each such interim period were derived from contracts in Afghanistan.  Included in these contracts are contracts with PAE HSE, MPRI, AED, the U.S. Army and LBG BV, each of which contract (or set of contracts) would constitute more than 10% of our revenues for that period.

The $994,052 or 18% decline in our revenues for the three-month interim period ended September 30, 2007 as compared to the corresponding interim period in fiscal 2006, was principally attributable to the inability of our Services Group to provide a number of services under existing contracts in Afghanistan due to delays in funding from the U.S. government and new government-imposed restrictions on private security travel, which prevented our SSSI subsidiary from performing as many revenue-generating assignments under these existing contracts as were originally contemplated.  We are currently revising our policies and procedures to comport with the new rules and restrictions.

The $2,528,149 or 16% decline in our revenues for the nine-month interim period ended September 30, 2007 as compared to the corresponding interim period in fiscal 2006, was principally attributable to (1) delays in funding and travel restrictions described above in connection with our Services Group with respect to the three-month interim period ended September 30, 2007; and (2) a decline in revenue from our services group for the three-month interim period ended March 31, 2007 attributed to the non-renewal upon expiration of an existing contract that we had expected to renew.

The $431,833 or 15% increase in our cost of revenues for the three-month interim period ended September 30, 2007 as compared to the corresponding interim period in fiscal 2006, and the respective decline in our gross margin from 49% to 28%, was principally attributable to continuing costs incurred, including salaries, relating to existing contracts for which our Services Group was unable to generate revenues due to funding and travel restrictions described above.

The $943,353 or 12% increase in our cost of revenues for the nine-month interim period ended September 30, 2007 as compared to the corresponding interim period in fiscal 2006, and the respective decline in our gross margin from 52% to 36%, was principally attributable to (1) delays in funding and travel restrictions described above in connection with our Services Group with respect to the three-month interim period ended September 30, 2007; and (2) termination costs incurred by the UG Services Group for the three-month interim period ended March 31, 2007 to reduce staff and otherwise wind-down certain business operations (referred to as “demobilization costs”) related to the expiration of an existing contract.  In addition to such demobilization costs, the UG Services Group incurred costs associated with adding staff and initiating operations (referred to as “mobilization costs”) relating to another contract for which we made an unsuccessful bid followed by demobilization costs to discontinue and unwind those efforts.  Given our expectation that the terminated contract would be renewed and that we would be awarded another contract based upon a successful bid, the aggregate amount of the mobilization and demobilization costs exceeded the amount of costs ordinarily incurred in the ordinary course of our business.

Selling, General And Administrative Expenses And Loss From Operations

Summarized in the table below are selling, general and administrative expenses comparing the three and nine-month interim period ended September 30, 2007 with the three and nine-month interim period ended September 30, 2006:

	Three Months Ended September 30,		Change ($)	Change (%)
	2007	2006
Fees for outside consultants and professionals	$ 259,959	$ 556,773	$ (296,814)	(53%)
Payroll and related benefits	1,452,668	2,686,397	(1,233,729)	(46%)
Rent	76,361	344,879	(268,518)	(78%)
Travel	102,600	326,105	(223,505)	(69%)
Insurance	111,053	233,361	(122,308)	(52%)
Utilities	31,477	89,840	(58,363)	(65%)
Depreciation and amortization	98,192	200,331	(102,139)	(51%)
Marketing	213,032	568,954	(355,922)	(63%)
Research and development	53,392	87,027	(33,635)	(39%)
Other	328,909	545,895	(216,986)	(40%)
	$ 2,727,643	$ 5,639,562	$ (2,911,919)	(52%)

	Nine Months Ended September 30,		Change ($)	Change (%)
	2007	2006
Fees for outside consultants and professionals	$ 1,364,648	$ 1,576,775	$ (212,127)	(13%)
Payroll and related benefits	5,114,993	6,985,972	(1,870,979)	(27%)
Rent	548,425	788,007	(239,582)	(30%)
Travel	522,674	1,025,675	(503,001)	(49%)
Insurance	328,495	607,961	(279,466)	(46%)
Utilities	148,687	195,862	(47,175)	(24%)
Writedown of asset	84,626	100,970	(16,344)	(16%)
Depreciation and amortization	647,074	659,252	(12,178)	(2%)
Marketing	1,392,032	598,816	793,216	132%
Research and development	301,862	299,880	1,982	1%
Other	1,012,542	1,561,733	(549,191)	(35%)
	$ 11,466,058	$ 14,400,903	$ (2,934,845)	(20%)

Selling, general and administrative expenses (1) for the three-month interim period ended September 30, 2007 was $2,727,643, as compared to $5,639,562 for the corresponding interim period in fiscal 2006, representing a $2,911,919 or 52% overall decrease, and (2) for the nine-month interim period ended September 30, 2007 was $11,466,058, as compared to $14,400,903 for the corresponding interim period in fiscal 2006, representing a 2,934,845 or 20% overall decrease.  The overall decrease for each of these periods was principally attributable to (1) a reduction in payroll and related benefits for employees and fees for outside consultants and professionals relating to our Services Group; (2) a decrease in compensation expense associated with the grant of common share purchase options to management during the corresponding interim period in fiscal 2006; and (3) a reduction in payroll and outside services relating to the suspension of US operations.

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

Suspension Of Operations

Suspension of operations represents the cost of suspending U.S.- based operations in the third quarter of fiscal 2007, including contract termination and employee benefits.  Suspension of operations consists of the write-down of $2,563,853 in intellectual property relating to the acquisition of UG Systems, and $300,000 in termination and employee benefits and the cancellation of contracts.  The aforesaid costs represent an unusual one-time event.

Other Income And Expense And Net Loss

Interest expense for the three-month and nine- month interim periods ended September 30, 2007 was $235,964 and $768,542, respectively, as compared to $423 for each of the corresponding interim periods in fiscal 2006. Interest expense in fiscal 2007 relates to interest on notes payable and convertible debentures.  The overall increase in interest expense was attributable to the interest charged related to the interest on $6 million in convertible debentures issued in December 2006 and January 2007 and the amortization of the debt issuance costs associated with these convertible debentures.

Financing costs for each of the three- and nine-month interim periods ended September 30, 2007 was $0, as compared to $0 and $164,928 for the nine-month interim period ended September 30, 2006, respectively.  Financing costs in fiscal 2006 reflected the value of warrants given in settlement of contractual rights.

Amortization of debt discount for the three-month and nine-month interim periods ended September 30, 2007 was $565,157 and $1,973,240, respectively, as compared to $0 for each of the corresponding interim periods in fiscal 2006.  Amortization of debt discount related to the discount associated with $6 million in convertible debentures issued in December 2006 and January 2007.

Interest income for the three- and nine-month interim periods ended September 30, 2007 was $2,180 and $38,920, respectively, as compared to $19,049 and $20,259 for the same periods in 2006, respectively.  The increase in interest income for the nine-month interim period ended September 30, 2007 as compared to the corresponding periods in fiscal 2006 was attributable to higher cash balances resulting from proceeds associated with $6 million in convertible debentures issued in December 2006 and January 2007.

Other income for the three-month and nine- month interim periods ended September 30, 2007 was $0 and $6,800, respectively, as compared to $2,750 and $5,549, respectively, for each of the corresponding interim periods in fiscal 2006.

Net Loss

We recorded a net loss (before provision for income taxes) of $2,293,939 during the three-month interim period ended September 30, 2007, as compared to a net loss (before provision for income taxes) of $2,959,656 during the corresponding interim period in fiscal 2006, representing a $665,717 or 22% decrease in our net loss.  The $665,717 decrease in our net loss for the three-month interim period ended September 30, 2007 is principally attributed to the $2,911,919 and $820,317 decreases in our selling, general and administrative expenses and other income (expense), respectively, partially offset by the $1,425,885 decrease in our gross profit.

We recorded a net loss (before provision for income taxes) of $12,102,808 during the nine-month interim period ended September 30, 2007, as compared to a net loss (before provision for income taxes) of $6,145,779 during the corresponding interim period in fiscal 2006, representing a $5,957,029 or 97% increase in our net loss.  The $5,957,029 increase in our net loss for the nine-month interim period ended September 30, 2007 is principally attributed to the $3,471,502 decrease in our gross profit and the $2,556,519 decrease in our other income (expense), augmented by a one time charge of $2,863,853 related to the suspension of our US operations; and partially offset by the $2,934,845 decrease in selling, general and administrative.

Liquidity and Capital Resources

Historical Sources of Cash

We have principally financed our operations and acquisitions through a combination of (1) the sale of common shares for cash; (2) the issuance of our common shares and/or options or warrants to purchase our common shares to various executive officers, employees and consultants in payment for the provision of their services, or to other creditors in satisfaction of our indebtedness to them; (3) short-term financings including the sale of debentures; (4) proceeds from the exercise of common share purchase options or warrants; (5) the sale of series ‘B’ preferred shares for cash; (6) the issuance of convertible debentures; and(7) revenues received from our UG Services Group.  Included in the above are the following significant transactions for the period January 1, 2005 through September 30, 2007::

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

Cash Position and Sources And Uses Of Cash

Our cash and cash equivalents position as of September 30, 2007 was $452,701, as compared to $3,458,992 as of December 31, 2006.  The decrease in our cash and cash equivalents for the nine-month interim period ended September 30, 2007 was principally attributable to $3,781,661 in cash used in operating activities and $74,616 in cash used in investing activities, partially offset by $890,000 in cash provided by financing activities.

Our operating activities used cash in the amount of $3,781,661 for the nine-month interim period ended September 30, 2007, as compared to $3,456,284 for the corresponding interim period in fiscal 2006.  The $3,781,661 in cash used in operating activities for the nine-month interim period ended September 30, 2007 reflected our net loss of $12,102,808 for that period, partially offset by an overall net increase in non-cash deductions and non-cash working capital balances in the amount of $8,321,147.  The $3,456,284 in cash used in operating activities for the nine-month interim period ended September 30, 2006 reflected our net loss of $6,145,779 for that period, partially offset by an overall net increase in non-cash deductions and non-cash working capital balances in the amount of $2,689,495.

Our investing activities used cash in the amount of $74,616 for the nine-month interim period ended September 30, 2007, as compared to $210,617 for the corresponding interim period in fiscal 2006.  The decrease in our investing activities loss for the nine-month interim period ended September 30, 2007 over the corresponding interim period in fiscal 2006 was principally attributed to a reduction in the purchase of property and equipment for UG Services Group.

Our financing activities generated cash in the amount of $890,000 for the nine-month interim period ended September 30, 2007, as compared to $4,182,803 for the corresponding interim period in fiscal 2006. The source of cash for the nine-month interim period ended September 30, 2007 was attributable to sale of convertible debentures. The principal source of cash for the nine-month interim period ended September 30, 2006 was attributable to the sale of common shares and warrants in a private placement for gross proceeds of $4,000,000, and proceeds from the exercise of common share purchase options for gross proceeds of $710,000, partially offset by offering costs in the amount of $527,197.

Capital Resources Going Forward

We had approximately $450,000 of cash on hand as of September 30, 2007 to fund our operations going forward.  Our plan of operation for the twelve-month period commencing October 1, 2007 is for our UG Services Group to continue to increase sales activities and attain profitability.  In the meantime, as discussed above in “Overview“, we have suspended U.S.- based operations in order to eliminate significant operational and overhead costs principally associated with our UG Products and UG Systems Groups for the purpose of preserving and focusing available cash flow on growth and profitability within the UG Services Group (which generates approximately 89% of the Company’s revenues and 50% of its costs).  We are also taken action to significantly reduce our selling, general and administrative expenses and to otherwise preserve cash-flow including making payments to selected service providers and employees in common shares in lieu of cash.

We will recommence suspended U.S.- based operations for our UG Products Group when available cash flow or financings justify that action.  As discussed above in “Overview—UG Systems Group”, we are in the process of selling the business and assets of our UG Systems Group.

Based upon projected sales estimates for our UG Services Group going forward, we currently have budgeted approximately $26,738,000 in costs for the twelve-month period commencing October 1, 2007, including approximately $21,175,000 in costs of sales;  and $5,563,000 in sales, general and administrative expenses.  Based on our projections we will need to raise an additional $2,000,000 in capital in order to fully execute our plan of operation as it relates to the growth and profitability of our UG Services Group over the next twelve months.

We will seek to raise the additional capital we required through the public or private sale of debt or equity securities, the procurement of advances on contracts or licenses, funding from joint-venture or strategic partners, debt financing or short-term loans, the sale of assets or business lines, or a combination of the foregoing.  We may also seek to satisfy indebtedness without any cash outlay through the private issuance of debt or equity securities.  We currently do not have any binding commitments for, or readily available sources of, additional financing.  We cannot give you any assurance that we will be able to secure the additional cash or working capital we may require to continue our operations.  Should we be unable to raise the additional working capital required to fully execute our plan of operation, or should our costs and expenses prove to be greater than we currently anticipate, or should we change our current business plan in a manner that will increase or accelerate our anticipated costs and expenses, such as through an acquisition of new products or businesses, the depletion of our working capital will be accelerated as will our need to seek further investment capital, and we may be forced to further reduce or suspend our operations in the meantime.

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

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements.  EITF 00-19-2 addresses an issuer's accounting for registration payment arrangements.  This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, “Accounting for Contingencies.”  The guidance in EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging

Activities,” and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements.  EITF 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.   EITF 00-19-2 is effective for fiscal year beginning after December 15, 2006.  The company has determined that this FSP will not have an impact in its September 30, 2007 financial statements.

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

RISK FACTORS

An investment in our common shares involves a high degree of risk and is subject to many uncertainties.  These risks and uncertainties may adversely affect our business, operating results and financial condition. In such an event, the trading price for our common shares could decline substantially, and you could lose all or part of your investment.  In order to attain an appreciation for these risks and uncertainties, you should read this quarterly report in its entirety and consider all of the information and advisements contained in this quarterly report, including the following risk factors and uncertainties.

Risks Relating To Our Business

We have accumulated losses since our inception.  Our continued inability to generate revenues and profits could cause us to go out of business.

We have incurred an accumulated deficit in the amount of $36,565,848 from our inception through September 30, 2007, and continue to incur operating losses through the date of this quarterly report.  While our management believes that we will attain breakeven in terms of cash inflows over outflows and ultimately profitability as a consequence of the continued anticipated growth in revenues of the UG Services Group (based upon, in part, our expectations as to prospectively entering into contracts) and decreased operational costs, we will nevertheless continue to generate operating losses for an indefinite period of time, and cannot give you any assurance that the growth in revenues will occur as anticipated or at all or that we will attain break-even or profitability at any particular point in time or at all.  See that section of this quarterly report captioned “Management’s Discussion And Analysis Of Financial Condition And Results of Operations—Liquidity And Capital Resources”.

If we are unable to raise additional working capital, we will be unable to fully fund our operations and to otherwise execute our business plan, leading to the reduction or suspension of our operations and ultimately our going out of business.

We had approximately $450,000 of cash on hand as of September30, 2007 to fund our operations going forward.  In order to fully execute our plan of operation as it relates to the growth and profitability of our

UG Services Group over the next twelve months, we anticipate that we will need to raise an additional $2,000,000 in capital.

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

Our success depends to a critical extent on the continued efforts of services of Mr. Kevin A. Westcott, our President and Chief Operating Officer, and Mr. Bruce M. Braes, the President and Chief Operating Officer of UG Services.  Were we to lose one or both of these key executive officers, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital.  We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company.  We have entered into an independent contractor agreement with Mr. Westcott pursuant to which he will continue to act as our President and Chief Operating Officer.  Mr. Westcott’s agreement may be terminated upon fifteen days prior written notice.  We have entered into a similar agreement with Mr. Kevin Pickard who will continue to act as our Chief Financial Officer.  Mr. Pickard’s agreement may be terminated upon thirty days prior written notice.  We recently renewed an employment agreement with Mr. Braes which expires on December 31, 2008.

Should we be awarded certain contracts for which we have submitted proposals, we will need to expand our operation significantly which will place strains on our management team and other company resources to both implement more sophisticated managerial, operational and financial systems, procedures and controls and to train and manage the personnel necessary to implement those functions.  Our inability to manage our growth could impede our ability to implement our business plan.

Should we be awarded certain contracts for which we have submitted proposals, we will need to significantly expand our operations to perform and execute such contracts.  We will also be required to manage multiple relationships with various strategic partners, technology licensors, customers, manufacturers and suppliers, advertisers, consultants and other third parties.  Such an expansion will require us to significantly improve or replace our existing managerial, operational and financial systems, procedures and controls; to improve the communication and coordination between our various corporate functions; and to manage, train, motivate and maintain a growing and diverse employee base. The time and costs to effectuate these steps have placed a significant strain on our management personnel, systems and resources, particularly given the limited amount of financial resources and skilled employees that are available. We cannot assure you that we will institute, in a timely manner or at all, the improvements to our managerial, operational and financial systems, procedures and controls necessary to support our anticipated increased levels of operations and to coordinate our various corporate functions, or that we will be able to properly manage, train, motivate and retain our anticipated increased employee base.

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

We intend to rely upon licensees, strategic partners or third party marketing and distribution partners to provide a significant part of our marketing and sales functions for the UG Products Group.  Should these outside parties fail to perform as expected, we will need to develop or procure other marketing and distribution channels, which would cause delays or interruptions in our product supply and result in the loss of significant sales and customers.

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

We intend to continue to rely upon the third-party manufacturers or suppliers to manufacture our products and system components.  Should these manufacturers fail to perform as expected, we will need to develop or procure other manufacturing sources, which would cause delays or interruptions in our product supply and result in the loss of significant sales and customers.

We currently have no internal manufacturing capability for our products or system components, and will continue to rely extensively on licensees, strategic partners or third party contract manufacturers or suppliers.  Should we be forced to manufacture our products, we cannot give you any assurance that we will be able to develop an internal manufacturing capability or procure third party suppliers.  Moreover, we cannot give you any assurance that any contract manufacturers or suppliers we procure will be able to supply those products in a timely or cost effective manner or in accordance with applicable domestic or foreign regulatory requirements or consistent with our specifications.

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

We anticipate that a material portion of the revenue we expect from the sale of our Cobra StunLightTM will come from distributors for both the law enforcement and consumer markets.  We expect that a small portion of revenue will also be generated in connection with the sale of our Riot DefenderTM to the law enforcement and military markets.  Some states currently impose regulations or licensing requirements on the importation and sale or use of these products to consumers.  Many foreign jurisdictions also impose regulations or licensing requirements for the manufacture and exportation of our products.  The process of obtaining domestic and/or foreign regulatory approval could be lengthy and be very costly, if approval can be obtained at all.  If we fail to comply with these requirements, we could be subjected to enforcement actions such as an injunction to stop us from marketing the product at issue or a possible seizure of our assets.  We intend to work diligently to assure compliance with all applicable regulations that impact our business.  We can give you no assurance, however, that we will be able to obtain regulatory approval for all of our products.  We also cannot assure you that additional regulations will not be enacted in the future that would be costly or difficult to comply with.

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

A large number of common shares are issuable upon exercise of outstanding common share purchase options or warrants.  The exercise or conversion of these securities could result in the substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares.  The sale of a large amount of common shares received upon exercise of these options or warrants on the public market to finance the exercise price or to pay associated income taxes, or the perception that such sales could occur, could substantially depress the prevailing market prices for our common shares.

There are outstanding as of November 2, 2007 common share purchase options and warrants entitling the holders to purchase 25,488,975 common shares with a weighted average exercise price of $0.93 per share, of which 24,092,308 of these options or warrants are vested and currently exercisable.  There are also outstanding debentures in the principal amount of $5,605,000 which are convertible by the holders into 8,623,077 common shares at a conversion rate of $0.65 per share.  There are also outstanding (1) 600 series ‘A’ preferred shares convertible into 8 common shares, and (2) 18,714 UGC series ‘A’ preferred shares convertible into 18,714 Universal Holdings common shares based upon a $1.25 per share stated value and conversion rate.  A material portion of the options and warrants have exercise prices less than current market prices for our common shares, while a material portion of the convertible preferred shares have an as-converted cost basis approximating current market rates.  A number of these options and warrants contain full-ratchet or weighted-average anti-dilution rights, which would reduce their exercise price to the extent such provisions are operative.  A number of these options and warrants also contain net or “cashless” exercise provisions.  The existence of an exercise or cost basis in these securities less than current market rates may act as an incentive for the holder of the securities to exercise or convert the securities, and sell the shares on the public markets.  The exercise or effective conversion price for the exercise or conversion all the aforesaid convertible securities may also be less than your cost to acquire our common shares.  In the event of the exercise or conversion of these convertible securities, you could suffer substantial dilution of your investment in terms of your percentage ownership in the company as well as the book value of your common shares. In addition, the holders of the common share purchase options or warrants may sell common shares in tandem with their exercise of those options or warrants to finance that exercise, or may resell the shares purchased in order to cover any income tax liabilities that may arise from their exercise of the options or warrants.

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

We are entitled under our certificate of incorporation to issue up to 150,000,000 common and 5,000,000 “blank check” preferred shares.  Based upon the number of common shares outstanding as of November 2, 2007, we have 94,031,219 common shares available for issuance and 4,999,400 preferred shares available for issuance to meet our future equity issuance requirements, including the exercise or conversion of presently outstanding convertible securities.  Our board may generally issue those common and preferred shares, or options or warrants or convertible indebtedness to purchase those shares, without further approval by our shareholders based upon such factors as our board of directors may deem relevant at that time.  Any preferred shares we may issue shall have such rights, preferences, privileges and restrictions as may be designated from time-to-time by our board, including preferential dividend rights, voting rights, conversion rights, redemption rights and liquidation provisions.  It is likely that we will be required to issue a large amount of additional securities to raise capital to further our development and marketing plans.  It is also likely that we will be required to issue a large amount of additional securities to directors, officers, employees and consultants as compensatory grants in connection with their services, both in the form of stand-alone grants or under our various stock plans.  We cannot give you any assurance that we will not issue additional common or preferred shares, or options or warrants to purchase those shares, under circumstances we may deem appropriate at the time.

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

In order to address the issue, we initiated a project to implement industry-recognized international enterprise resource planning or “ERP” software system containing an SAP accounting program which would integrate the accounting and information management functions of all of our worldwide operations into a single accounting and information data-base that could be accessed at any time by management.  However, given our need to preserve available cash-flow for our UG Services Group operation, we later suspended this project for an indeterminate period of time.

In connection with their review of the consolidated financial statements contained in a previous quarterly report, our independent registered public accounting firm noted that a third party processor failed to provide sufficient detail with respect to certain three-pay transactions, and stated that this constituted a material weakness in our internal controls over the financial reporting process.  We believed this weakness as well as the weakness described above was attributable to the fact that our subsidiaries operate, in many cases, in remote locations throughout the world, including Afghanistan, Singapore and Hong Kong, and use different accounting methods based upon their locale and different and separate accounting systems and computer programs as well as the recent sales direct to consumers of the Cobra Stunlight™.  We believe that on a going forward basis the effect of the direct sales will be immaterial due to our decision to suspend these operations.

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

LEGAL PROCEEDINGS

We have summarized below (1) any legal or governmental proceedings relating to our company or properties to which we are a party which we consider to be material and which are pending as of the date of this quarterly report, (2) any proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us which are pending as of the date of this quarterly report, and (3) any such matters pending on June 30, 2007 and settled on or before the date of this quarterly report.

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

•

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

•

On January 11, 2005, the company received a cease and desist letter from Pepperball Technologies, Inc. claiming that our prospective manufacture of frangible projectiles for our Python (now named Riot Defender™) Projectile Launcher infringes on Pepperball’s patents, and further claiming that the prior President of our Shield Defense Corporation subsidiary, Mr. Dennis M. Cole, who was previously employed by Pepperball, violated his at will employment agreement by providing Universal Holdings with alleged trade secrets.  The frangible projectiles that will be manufactured by the company are protected by a patent originally issued to the U.S. Navy on November 14, 2000 (U.S. Patent No. 6,145,441).  The U.S. Navy granted Guardian Corporation the exclusive right to sell and market projectiles using this patented technology for the life of the patent pursuant to an agreement dated November 19, 2002.  In January, 2004, Guardian Corporation renewed its exclusive license to the U.S. Navy’s patent for 14 years.  We have received non-infringement opinions from patent counsel confirming that our manufacture and sale of our frangible projectiles will not infringe upon Pepperball’s intellectual property rights.  To date, we have yet to sell any frangible projectiles which undermines any claims of damages which may be asserted by Pepperball.  On January 28, 2005 we responded to Pepperball’s correspondence and we are prepared to vigorously defend its claims if necessary.  In reply, Pepperball has is demanding that we provide them with exemplars of our products so that they may make an independent determination as to whether our design infringes on their patents.  We are taking the matter under advisement.

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

CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales Of Unregistered Equity Securities

During the three-month interim period ended September 30, 2007, we did not sell or issue any securities not registered under the Securities Act of 1933 the issuance or grant of which we have not previously reported either on a quarterly report on form 10-QSB or a current report on form 8-K, with the exception of the following1:

•

On August 30, 2007, the Company granted to three directors, Messrs. Mel R. Brashears, Michael D. Bozarth and Kenneth A. Merchant, as compensation for further serving on the Company’s board of directors, common share purchase options entitling each of them to purchase 300,000 restricted common shares at the exercise price of $0.20 per share.  These options vest on December 31, 2007, and lapse to the extent unexercised on August 30, 2017, subject to standard acceleration and forfeiture provisions.

•

On August 30, 2007, the Company granted to Mr. Kevin A. Westcott, as compensation for further serving as the Company’s President, common share purchase options entitling him to purchase 500,000 restricted common shares at the exercise price of $0.20 per share.  These options were fully vested on grant, and lapse to the extent unexercised on August 30, 2017, subject to standard acceleration and forfeiture provisions.

•

On August 30, 2007, the Company granted to Mr. Kevin F. Pickard, as compensation for further serving as the Company’s Interim Chief Financial Officer, common share purchase options entitling him to purchase 200,000 restricted common shares at the exercise price of $0.20 per share.  These options were fully vested on grant, and lapse to the extent unexercised on August 30, 2017, subject to standard acceleration and forfeiture provisions.

•

On August 30, 2007, the Company granted to Mr. Bruce D. Braes, as compensation for further serving as the President and Chief Executive Officer of the Company’s Universal Guardian Services Group PTE, Ltd subsidiary, common share purchase options entitling him to purchase 150,000 restricted common shares at the exercise price of $0.20 per share.  These options were fully vested on grant, and lapse to the extent unexercised on August 30, 2017, subject to standard acceleration and forfeiture provisions.

•

On August, 17, 2007, the Company granted to its outside legal counsel, Mr. Mark V. Asdourian, as compensation for the further provision of legal services, common share purchase options entitling him to purchase 300,000 restricted common shares at the exercise price of $0.20 per share.  These options were fully vested on grant, and lapse to the extent unexercised on August 17, 2017, subject to standard acceleration and forfeiture provisions.

1

Included in this section are common share purchase options or warrants issued as compensation for the provision of prospective services that are subject to vesting conditions before they may be exercised, and accordingly will not again report the earning or vesting at any applicable later date.  These securities are not technically deemed sold under the federal securities laws, and therefore are not technically subject to this disclosure, except until and to the extent they become earned and exercisable.  Nevertheless, in order to avoid confusion resulting from the reporting of numerous options and warrants on an incremental basis as they become earned and vested, we are electing to report these options or warrants in advance in anticipation of reliance upon the exemption from registration that will apply at such time of earning and vesting, subject (if applicable) to our registration of those securities prior to that date.

Use Of Proceeds Of Registered Offerings

Not Applicable.

Repurchases Of Equity Securities

During the three-month interim period ended September 30, 2007, we did not repurchase any equity securities.

DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

OTHER INFORMATION

Matters Not Previously Reported On Form 8-K

None.

Voluntary Reports

Not Applicable.

Material Changes To Director Nominee Procedures

Not Applicable.

EXHIBITS

Section 302 Certification of Principal Executive Officer*

Section 302 Certification of Principal Financial Officer*

Section 906 Certification of Chief Executive Officer*

Section 906 Certification of Chief Financial Officer*

*

Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated at Newport Beach, California, this 12th day of November, 2007.

UNIVERSAL GUARDIAN HOLDINGS, INC.
By:	/s/ Kevin A. Westcott
Kevin A. Westcott, President and Chief Operating Officer (principal executive officer)
By:	/s/ Kevin F. Pickard
Kevin F. Pickard Interim Chief Financial Officer (principal accounting and financial officer)